Form 10-Q
period 1996-03-31
KRANTOR CORP
filed 1996-05-21
CIK 870228

              FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the period ended    March 31, 1996
                                                      --------------


                         Commission File Number: 0-19409
                                                 -------

                               KRANTOR CORPORATION
             (Exact name of registrant as it appears in its charter)

              Delaware                                  22-2993066
      ------------------------                      -------------------
      (State of incorporation)                       (I.R.S. Employer
                                                    identification no.)

            120 East Industry Ct. Deer Park, N.Y.          11729
         ----------------------------------------       ----------
         (Address of principal executive offices)       (zip code)

                                  516-586-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            [x]  YES        [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 5, 1996 there were 5,017,730 shares outstanding of the registrant's common stock.

                               KRANTOR CORPORATION
                                    FORM 10-Q
                                 March 31, 1995



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                        Page

         Balance sheets as of March 31, 1996
         (Unaudited) and December 31, 1995                           2 - 3

         Statements of Operations for the three
         months ended March 31, 1996 (Unaudited)                     4

         Statements of Cash Flows for the three month
         period ended March 31, 1995 (Unaudited)                     5 - 6

         Notes to Financial Statements                               7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operation                8 - 12

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                   13

                               KRANTOR CORPORATION
                                 BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                    March 31,         December 31,
                                                                      1996                1995
                                                                   ------------       ------------
                                                                    (Unaudited)
                           ASSETS
Current Assets:
Cash                                                               $        671       $     370,000
Marketable Securities (Note 2)                                           13,871              13,871
Accounts Receivable - Net of allowance for doubtful accounts
  of $214,620  and $313,000, respectively                             6,462,813           9,465,511
Inventory                                                             4,212,471           6,432,981
Due From officers, employees and shareholders                           140,447             111,305
Other Current Assets                                                    910,714             552,816
                                                                   ------------       -------------
         Total Current Assets                                        11,740,987          16,946,484
                                                                   ------------       -------------
Property and Equipment - Net                                            952,244             834,118
                                                                   ------------       -------------

Advances to related party                                               228,718             228,718
Deferred Taxes                                                          264,973             166,103
Other assets                                                            168,130             143,051
                                                                   ------------       -------------
Total Other Assets                                                      661,821             537,872
                                                                   ------------       -------------
Total Assets                                                       $ 13,355,052       $  18,318,474
                                                                   ============      ==============



           See Accompanying Notes to Consolidated Financial Statments

                               KRANTOR CORPORATION
                                 BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                  March 31,    December 31,
                                                                    1996           1995
                                                               ------------    ------------
                                                               (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable (Note 4)                                         $  4,816,701    $  4,621,248
Accounts payable and accrued expenses                             1,507,051       6,390,375
Income taxes payable                                                242,215         307,854
                                                               ------------    ------------
         Total Current Liabilities                                6,565,967      11,319,477

Notes payable due after one year                                     50,000          50,000

Commitments and contingencies

Stockholders' equity (Note 5):
   Class A $2.20 cumulative preferred
     stock - $.001 par value;
     100,000 shares authorized                                          100             100
   Common stock - $.001 par value;
    14,900,000 shares authorized                                      4,990           4,950
   Additional paid-in capital                                     8,591,902       8,591,758
   Deficit                                                       (1,690,407)     (1,480,311)
                                                               ------------    ------------
                                                                  6,906,585       7,116,497
   Less treasury stock at cost,
    35,000 shares                                                  (167,500)       (167,500)
                                                               ------------    ------------
      Total stockholders' equity                                  6,739,085       6,948,997

         Total Liabilities & Shareholder's Equity              $ 13,355,052    $ 18,318,474
                                                               ============    ============




          See Accompanying Notes to Consolidated Financial Statements.

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                             1996                    1995
                                                         ------------            ------------

Sales                                                    $ 13,317,057            $10,230,352
Cost of Sales                                              11,543,894              9,078,653
                                                         ------------            -----------

Gross Profit                                                1,773,163              1,151,699
Selling General and Administrative Expenses                 1,653,559                670,755
Depreciation and Amortization                                  55,488                 34,872
                                                         ------------            -----------
Operating Income                                               64,116                446,072
                                                         ------------            -----------
Other Income (Expense)
   Miscellaneous Income (Expense)                             ( 1,009)                50,084
   Interest Expense                                          (133,035)               (74,265)
   Financing Costs                                           (239,042)               (23,763)
                                                         ------------            -----------
         Total Other Expense                                 (373,086)               (47,944)
                                                         ------------            -----------

Income Before Income Taxes                                  ( 308,970)               398,128
Income Taxes                                                 ( 98,870)               130,000
                                                         ------------            -----------
Net Income (Loss)                                        $  ( 210,100)           $   268,128
                                                         ============            ===========
Income Applicable to Common Stock                        $   (265,100)           $   263,128
                                                         ============            ===========

Earnings Per Common Share                                $      (.05)            $       .06
                                                         ============            ===========
Weighted Average Number of Shares Outstanding              4,982,546               4,726,663










           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                                 1996                1995
                                                             ------------        -----------
Cash Flows From Operating Activities:
Net Income (Loss)                                              ($ 210,100)        $  268,128
Adjustments to Reconcile Net Income to Net Cash
  Flows From Operating Activities:
         Depreciation and Amortization                             55,488             34,872
         Amortization of Financing Costs                                              23,763
         Non-Cash Expenses                                                             6,000
         Provision for Bad Debts                                  (98,380)               -
         Changes in Operating Assets and Liabilities:
          Purchase of Marketable Securities                                       (  238,581)
          Sales of Marketable Securities                                             302,331
          Accounts Receivable                                   3,101,078         (1,464,609)
          Inventory                                             2,220,510         (  297,985)
          Prepaid Expenses
          Deferred Taxes                                         ( 98,870)           130,000
          Other Current Assets                                  ( 357,898)           (64,870)
          Other Assets                                           ( 25,079)             9,726
          Accounts Payable & Accrued Expenses                  (4,883,320)           727,053
          Income Taxes Payable                                   ( 65,639)                -
                                                             ------------        -----------
                  Net Cash Flows Used In
                       Operating Activities                     ( 362,210)        (  564,172)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                               (   13,197)
Advances - to Related Parties                                    (173,614)        (   43,333)
Due From Officers and Shareholders                                (29,142)        (      750)
                                                             ------------        -----------
                  Net Cash Flows Used In
                       Investing Activities                      (202,756)        (   57,280)
Cash Flows  From Financing Activities:
Net Borrowings (Payments) on Notes Payable                        195,453            569,031
Proceeds from Insurance of Common Stock                            55,184                 -
Cash Dividends on Preferred Stock                                ( 55,000)        (    5,000)
Deferred Costs                                                                            -
                                                             ------------        -----------
Net Cash Flows Provided by
                       Financing Activities                       195,637            564,031
                                                             ------------        -----------
Net Decrease in Cash                                             (369,329)       (    57,421)
Cash - Beginning of Period                                        370,000            502,797
                                                             ------------        -----------
Cash - End of Period                                            $     671         $  445,376
                                                                =========         ==========

                  Unaudited - See Notes to Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONT PERIODS ENDED MARCH 31, 1996 AND 1995

                                                                1996              1995
                                                              ---------         ---------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
         Interest                                             $ 133,035         $  74,265
                                                              =========         =========
Income Taxes Paid                                             $  65,639         $
                                                              =========         =========

Supplemental Disclosure of Non-Cash Operating,
  Investing and Financing Activities:

Prepaid Expenses paid via the distribution of registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                                      36,000
                                                              ---------         ---------
         Total Non-Cash Operating, Investing and
                  Financing Activities                                          $  36,000
                                                              =========         =========












                  Unaudited - See Notes to Financial Statements

                               KRANTOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1996

Note 1 - Basis of Presentation:

         The December 31, 1995 balance sheet represents the prior year's audited balance sheet and is presented for comparative purposes. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made to the unaudited interim financial statements. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting practices have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the most recent year end.

Note 2 - Summary of Significant Accounting Policies:

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Island Wholesale Grocers, Inc. ("Island"), its wholly owned subsidiary, formed in April, 1994 and Island Frozen & Dairy formed in May, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Net Income Per Common Share - Net income per common share is based on the weighted average number of common shares outstanding during the periods. When losses are incurred, warrants and options are not included since the effect would dilute loss per share. When net income is reported, warrants and options are included using the treasury stock method, when exercise prices are less than the average market price.

         Inventory - Inventory, consisting entirely of finished goods is stated at the lower of cost or market determined by the first in, first-out method.

Note 3 - Preferred Dividends:

         Dividends on the preferred stock in the amount of $55,000 for the three months ending March 31, 1996 were declared and caused to be paid.

Note 4 - Revolving Line of Credit:

         Pursuant to a two year loan and security agreement dated November 4, 1994, the Company is financing its accounts receivable. Under the terms of agreement, the Company receives cash advances of up to eighty percent of its eligible accounts receivable, as defined. The aggregate amount of outstanding advances shall not exceed $5,000,000. The proceeds from collections of the eligible accounts receivable are used to reduce the loan balance. On May 14th the Company amended a loan in agreement with the Lender to include financing Island Frozen & Dairy, increased its line to $8,000,000 and extended the maturity to November 14, 1997.

         Effective March 11, 1996 Island Frozen & Dairy entered into a financing agreement to sell up to $5,000,000 of eligible accounts receivable. This agreement is expected to terminate and be satisfied through the Company's increased credit facility mentioned above.

Note 5- Shareholders Equity:

         In the first quarter of 1996, the Company issued 20,000 shares of the Company's common stock pursuant to the terms of the 1994 Services and Consulting Compensation Plan.

Note 6 - Related Party Transactions:

         There were no sales to related parties during the first three months of 1996 and 1995. Purchases from related parties during the first three months of 1996 and 1995 were approximately $307,000 and $526,000 respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



OVERVIEW

         The Company is a distributor of promotional brand-name grocery, general merchandise, Kosher Foods, Specialty Foods, and health and beauty aid products. The Company's current assets consist primarily of accounts receivable, inventory and cash. The Company's liabilities consist of accounts payable and short term debt used to finance accounts receivable.


         Revenues increased for the quarter ended March 31, 1996 to $13,317,057 a (30.1%) increase as compared to the prior quarter. This increase was primarily due to the Company's expansion into the wholesale distribution of Kosher foods and Specialty foods through its formation of Island Frozen & Dairy in May, 1995.

         Cost of sales increased for the quarter ended March 31, 1996 to $11,543,894, a $2,465,241 or (27.2%) increase as compared to the prior year. This increase was primarily attributable to the increase in the Company's revenues. The gross profit increased from 11.3% in 1995 to 13.3% in 1996 as a result of the increased percentage of sales derived from the Company's wholesale business conducted through Island Frozen & Dairy and Island Wholesale Grocers.

         Selling general and administrative expenses increased for the quarter ended March 31, 1996 to $1,653,559, a $982,804 (146.5%) increase as compared to the prior quarter. This increase is primarily attributable to two factors: (i) the start-up expenses associated with the recent entry of the Company into the Kosher food and Specialty food business, and (ii) the increase of the expenses associated with direct store distribution are much higher than warehouse distribution costs, thereby increasing the operating expenses of the Company.

         The Company had net loss of $210,100 for the first quarter of 1996 as compared with a net profit of $268,128 in 1995. The loss is attributable to start-up expenses that were realized in the formation of Island Frozen & Dairy. As previously indicated, operating expenses increased by 146.5% from the prior quarter while revenues only increased 30.1% and gross profit increased by 54.0%. The Company's financing costs increased by $215,279 as compared to the prior quarter. Most of the financing costs for the first quarter were one time charges in connection with the financing of Island Frozen & Dairy. Finally, warehousing and freight expenses for the quarter were $740,911 or 5.6% of sales as compared to $190,000 or 1.9% of sales for the prior period. Most of the increase in costs reflects start-up expenses in establishing the distribution system for Island Frozen & Dairy. The distribution expenses for Island Frozen & Dairy in the first quarter totaled $554,427 or 74.8% of total warehousing expenses. Therefore the increased operating costs resulting from the formation and expansion of Island Frozen & Dairy caused the losses in the first quarter.

                         Liquidity and Capital Resources


         As a result  of the  Company's  recent  expansion  into  the  wholesale segment  of the food  distribution  industry  and the high  levels of  inventory needed to operate successfully in that segment, the Company has been experiencing cash flow shortages. In particular, the Company has incurred significant start-up costs for operations in connection with the formation of Island Frozen & Dairy. Moreover, the wholesale business in which the Company operates is one which is highly competitive and is characterized by the need to maintain certain levels of inventory so that retail customers can have their product orders filled without delay. The Company's inventory levels decreased by 34.5% from $6,432,981 at March 31, 1995 to $4,212,471 at March 31, 1996. The
decreased inventory was needed to finance Island Frozen and Dairy's working capital needs and primarily reflects a reduction in Krantor and Island Wholesale Grocers inventory levels.

         Another reason for the Company's cash flow shortages is the manner in which its inventory is currently converted into realized sales and final payment. Although most of its customers are required to pay within thirty days of product delivery, the Company, for competitive reasons, makes advance purchases of inventory in order to quickly meet retail demand and take advantage of promotional buying opportunities. Additionally, certain customer accounts are not always paid up during the thirty day period. These factors extend the time between the original purchase of goods from manufacturers and the eventual cash collection from its retail customers to a period which is sometimes well beyond thirty days. The Company is taking steps to shorten its collection cycle, but there can be no assurance that these steps will be successful.

         The Company's receivables for the first quarter decreased by 31.7% to $6,462,813. The reduction in receivables is primarily attributable to a decrease in revenues by Krantor Corporation and Island Wholesale Grocers in order to finance the start-up and working capital requirements of Island Frozen & Dairy.

         The Company believes that it can successfully operate its Island Frozen and Dairy business at its current working capital levels. It will continue to experience cash shortages on its Island Wholesale Grocers and Krantor business until it is able to secure additional financing to expand this segment of the business. The Company has successfully dealt with this problem in the past by securing temporary loans or short-term extensions of payments from creditors, though there can be no assurances that the Company will be able to continue to do so in the future. The Company's creditors are, in many instances, suppliers of products and the cash shortages experienced by the Company have on occasion adversely impacted the credit terms these suppliers have been willing to extend to the Company.

         The Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans and to alleviate the cash shortages it continues to experience. If the Company fails to obtain such financing, it may have to reduce the volume of its existing business and may not be able to further implement its expansion plans. See "Forward-Looking Information and Cautionary Statements."

         The  Company  has   consolidated   its  agreements   with  two  lending
institutions through a single agreement with one of those institutions. The current consolidated lending facility provides for a total of $8 million from Fidelity Funding of California, Inc. ("Fidelity"). Under the facility, the Company may borrow up to the lesser of $8 million or 80% of eligible accounts receivables. This line funds sales activities for Krantor Corporation and its wholly owned subsidiary, Island Wholesale Grocers, Inc. And Island Frozen & Dairy.

         As of March 31, 1996, the Company had approximately $3,859,000 available under the facility for additional borrowing. The facility, which expires in November 1996, was extended on May 11, 1996 through November 11, 1997 by Fidelity.

         In March 1996, AIG entered into a financing agreement with Allstate Financial Corporation ("Allstate"), pursuant to which AIG secured a $5 million credit facility to facilitate the growth of its Kosher food and Specialty food business. This credit facility permits AIG to sell its eligible accounts receivable to Allstate against an advance of 75-80%. Interest is charged from the sale of the eligible account at the rate of 2% for the first thirty days and 1% every 15 days thereafter. This facility is expected to terminate and be satisfied by Fidelity pursuant to the May 11, 1996 Loan and Security Agreement.

Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in "Forward-Looking Information and Cautionary Statements." Management has no plans to alter the nature of its business, other than by the continued expansion of its wholesale operations. The Company anticipates spending on capital expenditures in connection with its Island Frozen and Dairy expansion.

Subject to available financing, the Company intends to further expand its business by purchasing and maintaining short-term inventories of well accepted, readily marketable brand-name products. The Company believes that by warehousing these products it will be able to make larger purchases during manufacturers' promotional periods, gain better access to some product promotions ordinarily reserved for higher volume purchasers, increase sales by having more inventory available for shipment on demand, and thereby expand its customers and supplier base. However, there can be no assurance that the Company's proposed expansion plan will be successful. The Company needs to enhance its leverage so that it can expand. Additional working capital is required beyond the current available financing in order for the Company to continue its expansion.

Seasonality

         Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months; however, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more product and increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter.

         Seasonality also affects the demand for certain of the Kosher food products sold by Island Frozen and Dairy. In particular, the Kosher food industry is characterized by three peak sale periods in which sales of Kosher food increases rather substantially. The three seasonal sales peaks are in March/April (Passover), September/October (Rosh Hashannah/Yom Kippur) and December (Hanukkah).

Inflation

         The Company believes that inflation, under certain circumstances, could be beneficial to the Company's business. When inflationary pressures drive product costs up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures. However, this will be beneficial to the Company only if it is able to pass on to its customers the increase in prices it must pay to suppliers.

         Additionally, inflationary pressures frequently increase interest rates. Since the Company is dependent on sustantial debt, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits unless these additional credit costs can also be passed on to the Company's customers.

            Forwarding-Looking Information and Cautionary Statements

         Other than the factual matters set forth herein, the matters and items set forth in this report are forward- looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

         1.       Termination or Alteration of Supplier or Customer
                  Relationships.

                  The Company does not have any written agreements with any of its suppliers or customers. These companies could terminate their relationship or substantially reduce the volume of business with the Company at any time. Although the Company does not have any customers which represent more than 10% of its gross revenues, the Company has one supplier, Empire, which represents a significant portion of its business and which could not be easily replaced if the relationship were terminated or purchases from this supplier were substantially reduced.

         2.       Cash Flow.

                  The  Company  has   experienced   cash  shortages  which  have
                  adversely affected its business recently. See "Liquidity and Capital Resources" above.

         3.       Dependence on Public Trends.

                  The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

         4.       Potential Product Liability.

                  As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any products liability action brought by a consumer. To date, no claims have been asserted against the Company for products liability; there can be no assurance, however, that such claims will not arise in the future. Accordingly, the Company maintains a products liability of $10,000,000 per occurrence. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

         5.       Reliance on Common Carriers.

                  The Company does not utilize its own trucks in its business and is dependent, for shipping of product purchases, on common carriers in the trucking industry. Although the Company uses several  hundred  common  carriers,  the trucking  industry is subject to strikes from time to time, which could have material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

            Forwarding-Looking Information and Cautionary Statements


         6.       Competition.


                  The Company is subject to competition in both its promotional and wholesale businesses. While the promotional industry is highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other promotional distributors based on price and service.

                  In the Kosher foods segment of its wholesale business, the Company is the largest national distributor of Empire Kosher Poultry, Inc. ("Empire") frozen chicken products. Its principal competitor in this area is Hebrew National Poultry Products ("Hebrew National"). A concerted effort by Hebrew National to compete more vigorously in the Northeast region with Empire could have a material adverse effect on the Company so long as the Company is subject to competition from other smaller distributors in the remaining areas of its wholesale delivery business principally based on price and service.

Part II-Other Information

Item 6-Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

(b) There were no reports filed on Form 8-K for the relevant period