Form 10QSB
period 1996-06-30
KRANTOR CORP
filed 1996-08-20
CIK 870228

              FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the period ended    June 30, 1996
                                                      -------------

                         Commission File Number: 0-19409

                               KRANTOR CORPORATION
             (Exact name of registrant as it appears in its charter)

        Delaware                                   22-2993066
- -------------------------                      -------------------
(State of incorporation)                        (I.R.S. Employer
                                               identification no.)

           120 East Industry Ct. Deer Park, N.Y.        11729
         ----------------------------------------     ---------
         (Address of principal executive offices)     (zip code)

                                  516-586-7500
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 13, 1996 there were 7,397,365, shares outstanding of the registrant's common stock.

                               KRANTOR CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1996



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                      Page

         Balance sheets as of June 30, 1996
         (Unaudited) and December 31, 1995                         2 - 3

         Statements of Operations for the six
         months ended June 30, 1996 (Unaudited)                    4

         Statements of Operations for the three
         months ended June 30, 1996 (Unaudited)                    5

         Statements of Cash Flows for the six month
         period ended June 30, 1996 (Unaudited)                    6 - 7

         Notes to Financial Statements                             8 - 9

         Management's Discussion and Analysis of
         Financial Condition and Results of Operation              10 - 12

         Forward Looking Information and Cautionary
         Statements                                                13 - 14

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                 15

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1996





                                                    June  30,       December 31,
                                                       1996             1995
                                                  -------------     ------------
                                                   (Unaudited)
                           ASSETS
Current Assets:
Cash                                                $     2,139          370,000
Marketable Securities                                     2,871           13,871
Accounts Receivable - Net of allowance for
  doubtful accounts of $137,000  and
  $ 313,000, respectively                             4,822,614        9,465,511
Inventory                                             2,086,023        6,432,981
Due From officers,  employees & shareholders             33,593          111,305
Other Current Assets                                  1,499,502          552,816
                                                  -------------     ------------
         Total Current Assets                         8,446,742       16,946,484
                                                  -------------     ------------
Property and Equipment - Net                            902,724          834,118
                                                  -------------     ------------


Advances to related parties                                   -          228,718
Deferred Taxes                                        1,401,780          166,103
Deferred Costs                                           62,479
Other Assets                                             54,900          143,051
                                                  -------------     ------------
         Total Other Assets                           1,519,159          537,872
                                                  -------------     ------------

         Total Assets                             $  10,868,625     $ 18,318,474
                                                  =============     ============



           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995



                                                                             June  30,       December 31,
                                                                               1996             1995
                                                                          -------------      ------------
                                                                           (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable (Note 4)                                                   $   3,926,101    $    4,621,248
Accounts Payable & Accrued Expenses                                          2,033,582         6,390,375
Income taxes payable                                                                             307,854
                                                                         -------------     -------------
         Total Current Liabilities                                           5,959,683        11,319,477

Notes Payable after one year                                                    50,000            50,000

Commitments and Contingencies
Stockholders' Equity (Note 5)                                                       -                  -
Class A $2.20 Cumulative Preferred stock
   - $.001 par value; 100,000 shares
   authorized, Issued and
   Outstanding (Note 3)                                                            100               100
Common stock - $.001 par value;
   14,900,000 Shares authorized                                                  5,374             4,950
Additional Paid-in Capital                                                    9,555,00         8,591,758
Accumulated Deficit                                                         (4,534,039)       (1,480,311)
                                                                         -------------     -------------
                                                                             5,026,442         7,116,497
Less treasury stock at cost, 35,000 share                                    ( 167,500)         (167,500)
                                                                         -------------     -------------
         Total stockholders' equity                                          4,858,942         6,948,997

         Total Liabilities & Shareholder's Equity                         $ 10,868,625     $  18,318,474
                                                                          ============     =============


          See Accompanying Notes to Consolidated Financial Statements.

                               KRANTOR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                    1996                      1995
                                                               --------------             ------------

Sales  (Note 7)                                                $    5,836,991             $ 21,024,043
Cost of Sales                                                       5,356,548               18,473,199
                                                               --------------             ------------

Gross Profit                                                          480,443                2,550,844
Selling General and Administrative Expenses                           220,728                1,460,190
Depreciation and Amortization                                         222,330                   69,486
                                                               --------------             ------------
Operating Income                                                       37,385                1,021,168
                                                               --------------             ------------
Other Income (Expense):
   Miscellaneous Income (Expense)                                   (  10,848)                  89,108
   Interest Expense                                                  (197,177)                (159,297)
   Financing Costs                                                         -                   (47,523)
                                                               --------------             ------------
         Total Other Expense                                         (208,025)                (117,712)
                                                               ==============             ============

Income (Loss) From Continuing Operations
Before Income Taxes                                                 ( 170,640)                 903,456
Income Taxes (Benefit)                                               ( 56,000)                 297,000
                                                               --------------             ------------
Income (Loss) from Continuing Operation                        $    ( 114,640)           $     606,456
                                                               ==============             ============
Discontinued Operations  (Note 7)
Loss From Discontinued
Operation (less applicable income taxes of $ (1,448,000))          (2,939,088)                       -
                                                               --------------             ------------
Net Income (Loss)                                                  (3,053,728)                 606,456
                                                               ==============             ============
Income  (Loss) Applicable to Common Stock                      $   (3,163,728)           $     601,456
                                                               ==============             ============
Earnings (Loss) Per Common Share From
Continuing Operations                                          $         (.04)            $        .13
Loss  Per Common Share From
Discontinued  Operations                                                 (.59)                       -
                                                               --------------             ------------

Earnings (Loss)  Per Common Share                               $        (.63)            $        .13
                                                               ==============             ============
Weighted Average Number of Shares Outstanding                       5,059,228                4,752,982




           Unaudited - See Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995




                                                                    1996                      1995
                                                               --------------             ------------
Sales (Note 7)                                                 $   1,057,319             $ 10,793,691
Cost of Sales                                                        952,932                9,394,546
                                                              --------------            -------------

Gross Profit                                                         104,387                1,399,145
Selling General and Administrative Expenses                           38,671                  789,435
Depreciation and Amortization                                         73,915                   34,614
                                                              --------------            -------------
Operating Income (Loss)                                          (     8,199)                 575,096
                                                              --------------            -------------
Other Income (Expense):
   Miscellaneous Income (Expense)                                 (    9,839)                  39,024
   Interest Expense                                               (   94,142)                 (85,032)
   Financing Costs                                                         -                  (23,760)
                                                              --------------            -------------
         Total Other Expense                                       ( 103,981)                ( 69,768)
                                                              ==============            =============

Income (Loss)  From Continuing Operations
Before Income Taxes                                               (  112,180)                 505,328
Income Taxes (benefit)                                           (    37,000)                 167,000
                                                              --------------            -------------
Income  (Loss) From Continuing Operation                      $  (    75,180)           $     338,328
                                                              ==============            =============
Discontinued Operations (Note 7)
Loss from  Discontinued
Operations (Less Applicable Income Taxes
of $ (1,367,945))                                                 (2,768,448)                        -
                                                              --------------            -------------
Net Income (Loss)                                                 (2,843,628)                 338,328
                                                              ==============            =============
Income (Loss) Applicable to Common Stock                      $   (2,898,628)           $     338,328
                                                              ==============            =============
Earnings (Loss) Per Common Share From
   Continuing Operations                                      $         (.02)           $         .07
Earnings (Loss) Per Common Share From
  Discontinued Operations                                               (.54)                       -
                                                              --------------            -------------
Earnings (Loss) Per Common Share                              $         (.56)           $         .07
                                                              ==============            =============
Weighted Average Number of Shares Outstanding                      5,136,015                4,779,257





           Unaudited - See Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995



                                                                   1996                      1995
                                                              --------------            -------------
Cash Flows From Operating Activities:
Income (Loss) From Continuing Operations                        $(   114,640)            $    606,456
Income (Loss) From Discontinued Operations                       ( 2,939,088)                       -
Adjustments to Reconcile Net Income  (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
         Depreciation and Amortization                               110,976                   69,486
         Amortization of Financing Costs                                   -                   46,805
         Non-Cash Expenses                                                 -                   34,773
         Provision for Bad Debts                                 (   176,000)                       -
         Changes in Operating Assets and Liabilities:
          Purchase of Marketable Securities                                -             (    463,318)
          Sales of Marketable Securities                              11,000                  302,331
          Accounts Receivable                                      4,818,897               (2,383,174)
          Inventory                                                4,346,958               (1,544,605)
          Prepaid Expenses                                                 -             (     17,341)
          Deferred Taxes                                         ( 1,235,677)                 232,887
          Other Current Assets                                   (   946,686)                       -
          Other Assets                                                88,151                   84,099
          Accounts Payable                                       ( 4,356,793)               1,505,404
          Accrued Expenses                                             -                 (     23,427)
          Income Taxes Payable                                   (   307,854)                  49,741
                                                              --------------            -------------
                  Net Cash Flows (Used)
                       Operating Activities                      (   700,756)            (  1,499,883)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                              (  179,582)             (     19,150)
Advances To Related Parties                                          228,718             (     85,208)
Due From Officers and Shareholders                                    77,712             (    35, 521)
Deferred Costs                                                             -             (     22,941)
                                                              --------------            -------------
                  Net Cash Flows (Used)
                       Investing Activities                          126,848             (    162,820)
Cash Flows  From Financing Activities:
Net Borrowing (Payments) on  Notes Payable                       (   695,147)               1,518,020
Proceeds from Insurance of Common Stock                            1,073,673                        -
Cash Dividends on Preferred Stock                                (   110,000)            (      5,000)
Deferred Costs                                                   (    62,479)                       -
Expenses Related to Sale of Stock                                          -             (     80,244)
                                                              --------------            -------------
         Net Cash Flows Provided by
                       Financing Activities                          206,047                1,432,776
                                                              --------------            -------------
Net  Increase ( Decrease)  in Cash                               (   367,861)            (    229,927)
Cash - Beginning of Period                                           370,000                  502,797
                                                              --------------            -------------
Cash - End of Period                                            $      2,139             $    272,870
                                                              ==============            =============

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995



                                                                   1996                       1995
                                                              --------------            -------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
         Interest
                  Continuing Operation                          $    197,177            $     159,297
                  Discontinued Operation                              64,951
                                                              ==============            =============
Income Taxes
         Continuing Operations                                $ (     56,000            $     297,000
         Discontinued Operations                                (  1,448,000)
                                                              ==============            =============

Supplemental Disclosure of Non-Cash Operating,
  Investing and Financing Activities:

Expenses paid via the distribution of registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                             -                    34,773

Prepaid Expenses paid via the distribution of
  registered shares of the Company's Common
  Stock through it's Compensation and Services Plan                       -                    50,675

Deferred Costs paid via the distribution of registered
   shares of the Company's Common Stock through its
   Compensation and Services Plan                                         -                         -

Changes to additional-paid-in capital related to
   distribution of registered shares of the Company's
   Common Stock through its Compensation and
   Services Plan                                                          -                         -
                                                              --------------            -------------
Total Non-Cash Operating, Investing and
                  Financing Activities                                                  $     85,448
                                                              ==============            =============






           Unaudited - See Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1996

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

Note 2 - Summary of Significant Accounting Policies:

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Island Wholesale Grocers, Inc. (IWG), its wholly owned subsidiary, formed in April, 1994 and Island Frozen & Dairy (IFD) formed in May, 1995 (See Note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3 - Preferred Dividends:

         Dividends on the preferred stock in the amount of $55,000 for the three months ending June 30, 1996 were declared and caused to be paid in common stock.

Note 4 - Revolving Line of Credit:

         The Company finances its receivables through a loan and security agreement with a lender. Under the terms of the agreement, the Company receives cash advances of up to eighty percent of its eligible accounts receivable, as defined. The proceeds from collections of the eligible accounts receivable are used to reduce the loan balance. On May 14th the Company amended the loan agreement with the Lender to include financing Island Frozen & Dairy, increased its line to $8,000,000 and extended the maturity to November 14, 1997.


Note 5- Shareholders Equity:

         In the 2nd quarter of 1996, the Company issued 388,821 shares of the Company's common stock pursuant to the terms of the 1994 Services and Consulting Compensation Plan.

Note 6 - Related Party Transactions:

         There were no sales to related parties during the first six months of 1996 and 1995. Purchases from related parties during the first six months of 1996 and 1995 were approximately $307,000 and $ 950,000 respectively.

                               KRANTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1996


Note 7 -Discontinued Operations
         On June 30, 1996 the Company discontinued its Kosher Food business operated through IFD. All assets and applicable liabilities have been consolidated into the Company's balance sheet. Applicable financing costs and operating expenses were allocated to the loss from discontinued operations in the consolidated statement of income. The Consolidated Balance Sheet from discontinued operations includes (IFD) $4,362,000 of current assets and 3,115,000 in current liabilities excluding intercompany accounts.

         The results of discontinued operations are summarized as follows:

                                            June 30, 1996
                                            -------------

Net Sales                                    $ 12,826,040
                                             ============
Loss from discontinued operations before
income taxes                                 $( 4,387,088)
Income taxes (credit)                           1,448,000
                                             -------------
Loss from discontinued operations            $ (2,939,088)
                                             ============

         The above results for 1996 are through the end of the second quarter when the decision was made to dispose of IFD. Operating results of discontinued operations include allocations of overhead and interest expense. Overhead expense of $2,148,189 was allocated based upon determination of those costs which were not expected to be incurred by continuing operations after closing. Financing costs of $542,381 were allocated based on debt incurred to finance the discontinued operations since acquisition.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


OVERVIEW

         The Company is a distributor of promotional brand-name grocery, general merchandise, Health and Beauty Aids & Frozen Seafood (IWG). The Company discontinued its Kosher Food business (IFD) on June 30, 1996. (See Note 7 to Consolidated Statements). The Company's current assets consist primarily of accounts receivable, inventory, equipment, prepaid expenses and cash. The Company's liabilities consist of accounts payable and short term debt used to finance accounts receivable.

         Revenues from continued operations decreased for the six months ended June 30, 1996 to $5,836,991 a (72%) decrease as compared to the prior period. Revenues from discontinued operations (IFD) for the period totaled $12,852,527. Total revenues for the combined business would have been $18,689,518 an 11% decrease from the prior period (See Note 7 to Consolidated Financial Statements). The decrease in revenues is related to discontinuing IFD's business, and the lack of sufficient working capital to maintain continuing operations, due to the financial requirements of IFD. The redirection of capital to continuing operations (IWG) should allow the core grocery and seafood business to expand to Fiscal 1995 levels; although additional capital may be required (See Liquidity and Capital Resources).

         Cost of sales for continued operations decreased for the quarter ended June 30, 1996 to $ 5,356,548 or (71 %) decrease as compared to the prior year. This decrease was primarily attributable to the decrease in the Company's revenues (See Note 7 to Consolidated Financial Statements). The Company's gross profit from continuing operations decreased from 12% to 8% in the same period.

         Selling General & Administrative (SG&A) expenses from continuing operations decreased to $220,728 for the period an 85% decrease. This decrease is related to lower revenues from continued operations. SG&A as a percentage of sales for continued operation decreased from 7% to 4% for the same period.

         Loss from continued operations totaled $114,640 for the period as compared to $606,456 profit for the same period. This decrease is related to a 72% drop in revenues from continuing operations. Loss from discontinued operations totaled $2,939,088. This loss is a one time change to earnings attributable to discontinuing IFD's operations (See Note 7 to Consolidated Financial Statements).

                         Liquidity and Capital Resources

         As a result of the Company's recent expansion into the wholesale segment of the food distribution industry and the high levels of inventory needed to operate successfully in that segment, the Company has been experiencing cash flow shortages. In particular, the Company has incurred significant costs in connection with discontinuing Island Frozen & Dairy's (IFD) operations. Another reason for the Company's cash flow shortages is the manner in which its inventory was converted into sales. Although most of the Company's customers are required to pay within thirty days of product delivery, IFD, for competitive reasons, made advance purchases of inventory in order to quickly meet retail demand and take advantage of promotional buying opportunities. In addition IFD experienced significant collection problems from its customers and delays in receiving rebates and allowances from its vendors. These factors extend the time between the original purchase of goods from manufacturers and the eventual cash collection from its retail customers to a period which is well beyond acceptable terms. The Company is continuing to collect its outstanding IFD receivables and sell its remaining inventory. The Company believes that within 90 days the assets of IFD should be fully converted (See Note 7 to Consolidated Statements).

         Working capital decreased by 56% to $2,487,000 while inventory and payables both decreased by 68% for the period. These changes reflect the working capital position of the Company after the one time loss from discontinued operation. The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand. Continuing operations will be conducted through Island Wholesale Grocers (IWG), the promotional grocery and seafood subsidiary of Krantor.

         The Company's receivables for the first six months decreased by 49 % to $4,822,614. The reduction in receivables is primarily attributable to a decrease in revenues by Krantor Corporation and Island Wholesale Grocers in order to finance the working capital requirements of Island Frozen & Dairy. Receivables should increase for IWG's business and decrease for IFD as receivables are collected.

         The Company plans on expanding its core grocery and frozen seafood market through IWG. Krantor believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operation through IWG. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. See "Forward-Looking Information and Cautionary Statements." The Company has consolidated its agreements with two lending institutions through a single agreement with one of those institutions. The current consolidated lending facility provides for a total of $8 million from Fidelity Funding of California, Inc. ("Fidelity"). Under the facility, the Company may borrow up to the lesser of $8 million or 80% of eligible accounts receivables. This line funds sales activities for Krantor Corporation and its wholly owned subsidiaries, IWG and IFD (which has been discontinued on June 30, 1996).

         As of June 30, 1996, the Company had approximately $4,074,000 available under the facility for additional borrowing subject to the borrowing formula. The facility, which expires in November 1996, was extended on May 11, 1996 through November 14, 1997 by Fidelity.

Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in "Forward-Looking Information and Cautionary Statements." Management has no plans to alter the nature of its business, other than by discontinuing its Kosher frozen food business (IFD).

Subject to available financing, the Company intends to further expand its continuing business by purchasing and maintaining short-term inventories of well accepted, readily marketable promotional brand-name grocery products and frozen seafood. The Company believes that by warehousing these products it will be able to make larger purchases during manufacturers' promotional periods, gain better access to some product promotions ordinarily reserved for higher volume purchasers, increase sales by having more inventory available for shipment on demand, and thereby expand its customers and supplier base. The Company also plans to significantly expand its seafood business in the third and fourth quarters of 1996. As a result of this contemplated expansion, the Company believes it can obtain better margins on its sale of Frozen Seafood products. However, there can be no assurance that the Company's proposed expansion plan will be successful. The Company needs to enhance its leverage so that it can expand. Additional working capital is required beyond the current available financing in order for the Company to expand from its current levels.

Seasonality

         Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months. However, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more product and increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter. Sale of frozen seafood is more significant in the third and fourth quarters due to the seasonal catch which occurs in the second quarter.



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

         Additionally, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits unless these additional credit costs can be passed on to the Company's customers.

              Forward Looking Information and Cautionary Statements

         Other than the factual matters set forth herein, the matters and items set forth in this report are forward- looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

         1.       Cash Flow.

                  The Company has experienced cash shortages which continue to adversely affect its business. See "Liquidity and Capital Resources".

         2.       Dependence on Public Trends.

                  The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

         3.       Potential Product Liability.

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

         4.       Reliance on Common Carriers.

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

              Forward Looking Information and Cautionary Statements



         5.       Competition.

                  The Company is subject to competition in both its promotional and seafood businesses. While both industries are highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service.

         6.       Discontinued Operation.

                  The Company has experienced a significant one time loss in discontinuing its Kosher Food business (IFD). This loss materially reduced the Company's working capital position. (See Liquidity & Capital Resources). The Company needs additional capital to expand its core grocery and frozen seafood business (IWG). Without additional capital the Company would not be able to utilize the maximum availability under its loan agreement to finance its contemplated expansion.

         7.       Litigation

                  The Company has commenced a business interference lawsuit against a major secured vendor of IFD & Krantor claiming damages that directly relate to the discontinuation of IFD's business. The secured vendor has also commenced an action for trade debt in the amount of $450,000. The company is defending the action. These actions have an effect on the company's borrowing facilities and until they are resolved the company's borrowing availability under its loan agreements may be limited.

Part II- Other Information


Item 6- Exhibits and Reports on Form 8-K


(a)      Exhibits
         None


(b)      There were no reports filed on Form 8-K for the relevant period

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   KRANTOR CORPORATION





                                                   /S/ Mair Faibish
Date               8/19/96                         ----------------------------
         --------------------                      By  Mair Faibish
                                                   Chief Financial Officer








                                                   /S/  Mitchell Gerstein
Date               8/19/96                         ----------------------------
         --------------------                      By  Mitchell Gerstein
                                                   Treasurer