Form 10-Q
period 1996-09-30
KRANTOR CORP
filed 1996-11-19
CIK 870228

              FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period ended    September 30, 1996
                                        ------------------

                         Commission File Number: 0-19409
                                                ---------

                               KRANTOR CORPORATION
             (Exact name of registrant as it appears in its charter)

            Delaware                                 22-2993066
   ------------------------            ------------------------------------
   (State of incorporation)            (I.R.S. Employer identification no.)

120 East Industry Ct. Deer Park, N.Y.                 11729
----------------------------------------          ------------
(Address of principal executive offices)           (zip code)

                                  516-586-7500
                                 --------------
              (Registrant's telephone number, including area code)
-------------------------------------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           [x] YES      [  ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 11, 1996 there were 13,908,531, shares outstanding of the registrant's common stock.

                               KRANTOR CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1996



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                             Page

         Consolidated Balance sheets as of September 30, 1996
         (Unaudited) and December 31, 1995                               2 - 3

         Consolidated Statements of Operations for the nine
         months ended September 30, 1996  and 1995 (Unaudited)           4

         Consolidated Statements of Operations for the three
         months ended September 30, 1996 and 1995 (Unaudited)            5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995 (Unaudited)                   6 - 7

         Notes to Consolidated  Financial Statements                     8 - 10

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  11 - 13

         Forward Looking Information and Cautionary
         Statements                                                     14 - 16

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                      17

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995




                                                                  September 30,      December 31,
                                                                      1996              1995
                                                                   -----------       -----------
                                                                   (Unaudited)
                           ASSETS
Current Assets:
Cash                                                               $    68,039       $   370,000
Marketable Securities                                                      223            13,871
Accounts Receivable - Net of allowance for doubtful accounts
  of $ 565,000  and $ 313,000 respectively                           1,620,256         9,465,511
Inventory (Net of Reserve of 350,000 and 0 respectively)               620,064         6,432,981
Due From officers,  employees & shareholders                            31,270           111,305
Other Current Assets (Note 9)                                        2,373,443           552,816
                                                                   -----------       -----------
         Total Current Assets                                        4,713,295        16,946,484
                                                                   -----------       -----------
Property and Equipment - Net                                            76,804           834,118
                                                                   -----------       -----------

Advances to related parties                                               --             228,718
Deferred Taxes                                                       1,452,115           166,103
Deferred Costs                                                          62,479              --
Other Assets                                                           672,900           143,051
                                                                   -----------       -----------

         Total Other Assets                                          2,187,494           537,872
                                                                   -----------       -----------
         Total Assets                                              $ 6,977,593       $18,318,474
                                                                   ===========       ===========

           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                                  September 30,         December 31,
                                                                                      1996                  1995
                                                                                   -----------           -----------
                                                                                   (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable (Note 4)                                                             $ 1,148,269           $ 4,621,248
Accounts Payable & Accrued Expenses                                                  1,086,296             6,390,375
Income taxes payable                                                                        --               307,854
                                                                                   -----------           -----------
         Total Current Liabilities                                                   2,234,565            11,319,477

Notes Payable after one year                                                                --                50,000
Long Term Debt (Note 5)                                                                500,000                    --

                                                                                   -----------           -----------
         Total Liabilities                                                           2,734,565            11,369,477

Commitments and Contingencies
Stockholders' Equity (Note 5)                                                               --                    --
Class A $2.20 Cumulative Preferred stock - $.001 par value; 1,000,000 shares authorized, 100,000 Shares Issued and
   Outstanding (Note 3)                                                                    100                   100

Common stock - $.001 par value; 29,900,000 Shares authorized- 9,680,784 and
4,950,000 shares were outstanding
at  9/30/96 and 12/31/95 respectively:                                                   9,681                 4,950
Additional Paid-in Capital                                                           12,176,31             8,591,758
Accumulated Deficit                                                                 (7,775,567)           (1,480,311)
                                                                                   -----------           -----------
                                                                                     4,410,528             7,116,497
Less treasury stock at cost,    35,000 share                                          (167,500)             (167,500)
                                                                                   -----------           -----------
         Total stockholders' equity                                                  4,243,028             6,948,997

         Total Liabilities & Stockholder's Equity                                  $ 6,977,593           $18,318,474
                                                                                   ===========           ===========

          See Accompanying Notes to Consolidated Financial Statements.

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                    1996                 1995
                                                                ------------        ------------
Sales  (Note 7)                                                 $  7,061,456        $ 31,585,096
Cost of Sales                                                      6,723,211          27,683,986

                                                                ------------        ------------
Gross Profit                                                         338,245           3,901,110
Selling General and Administrative Expenses                          534,425           2,319,401
Depreciation and Amortization                                        145,245             103,546
                                                                ------------        ------------
Operating Income (Loss)                                             (341,425)          1,478,163
                                                                ------------        ------------
Other Income (Expense):
   Miscellaneous Income (Expense)                                      2,352             145,899
   Interest Expense                                                  (72,000)           (270,320)
   Financing Costs                                                        --             (71,283)
                                                                ------------        ------------
         Total Other Expense                                         (69,648)           (195,704)
                                                                ============        ============

Income (Loss) From Continuing Operations
Before Income Taxes                                                 (411,073)          1,282,459
Income Taxes (Benefit)                                               (56,000)            435,000
                                                                ------------        ------------
Income (Loss) from Continuing Operation                         $   (355,073)       $    847,459
                                                                ============        ============
Discontinued Operations  (Note 7)
Loss From Discontinued
Operation (less applicable income taxes of $ (1,448,000))         (5,940,183)                 --
                                                                ------------        ------------
Net Income (Loss)                                                 (6,295,256)            847,459
Preferred stock dividend                                             165,000              (5,000)
                                                                ============        ============
Income  (Loss) Applicable to Common Stock                       $ (6,460,256)       $    842,459
                                                                ============        ============
Earnings (Loss) Per Common Share From
Continuing Operations                                           $       (.09)       $        .18
Loss  Per Common Share From
Discontinued  Operations                                                (.98)                 --
                                                                ------------        ------------

Earnings (Loss) Per Common Share                                $      (1.07)       $        .18
                                                                ============        ============
Weighted Average Number of Shares Outstanding                      6,063,505           4,788,002

                 See Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                            1996                   1995
                                                       ------------           ------------
Sales (Note 7)                                         $  1,224,465           $ 10,561,053
Cost of Sales                                             1,366,663              9,210,787
                                                       ------------           ------------

Gross Profit(loss)                                         (142,198)             1,350,266
Selling General and Administrative Expenses                 236,612                859,211
Depreciation and Amortization                                  --                   34,060
                                                       ------------           ------------
Operating Income (Loss)                                    (378,810)               456,995
                                                       ------------           ------------
Other Income (Expense):
   Miscellaneous Income (Expense)                            13,200                 56,791
   Interest Expense                                         125,177               (111,023)
   Financing Costs                                             --                  (23,760)
                                                       ------------           ------------
         Total Other Expense (Income)                       138,377                (77,992)
                                                       ============           ============

Income (Loss)  From Continuing Operations
Before Income Taxes                                        (240,433)               379,003
Income Taxes (benefit)                                         --                  138,000
                                                       ------------           ------------
Income  (Loss) From Continuing Operation               $   (240,433)          $    241,003
                                                       ============           ============
Discontinued Operations (Note 7)
Loss from  Discontinued
Operations                                               (3,001,095)                  --
                                                       ------------           ------------
Net Income (Loss)                                        (3,241,528)               241,003
Preferred stock dividend                                     55,000                   --
                                                       ============           ============
Income (Loss) Applicable to Common Stock               $ (3,296,528)          $    241,003
                                                       ============           ============
Earnings (Loss) Per Common Share From
   Continuing Operations                               $       (.04)          $        .05
Earnings (Loss) Per Common Share From
  Discontinued Operations                                      (.40)                  --
                                                       ------------           ------------
Earnings (Loss) Per Common Share                       $       (.44)          $        .05
                                                       ============           ============
Weighted Average Number of Shares Outstanding             7,530,023              4,831,001

                 See Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                   1996                  1995
                                                               -----------           -----------
Cash Flows From Operating Activities:
Income (Loss) From Continuing Operations                       $  (355,073)          $   847,459
Income (Loss) From Discontinued Operations                      (5,940,183)                 --
Adjustments to Reconcile Net Income  (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
         Depreciation and Amortization                             145,245               103,546
         Amortization of Financing Costs                              --                  71,283
         Non-Cash Expenses                                         979,287                47,703
         Reserve for Bad Debts & inventory                         602,000                20,000
         Changes in Operating Assets and Liabilities:
          Purchase of Marketable Securities                           --                (225,454)
          Sales of Marketable Securities                            13,648                  --
          Accounts Receivable                                    7,593,255            (2,924,214)
          Inventory                                              5,462,917            (2,456,778)
          Prepaid Expenses                                            --                  11,746
          Deferred Taxes                                        (1,286,012)              232,887
          Other Current Assets                                  (1,820,627)              110,833
          Other Assets                                            (529,849)                 --
          Accounts Payable                                      (5,304,079)            1,812,035
          Accrued Expenses                                            --                 (22,814)
          Income Taxes Payable                                    (307,854)              180,814
                                                               -----------           -----------
                  Net Cash Flows (Used)
                  in  Operating Activities                        (747,325)           (2,190,954)

Cash Flows From Investing Activities:
Proceeds from sale of Furniture and Equipment                      612,069               (24,286)
Advances To Related Parties                                        228,718               (98,333)
Due From Officers and Shareholders                                  80,035               (17,265)
Deferred Costs                                                        --                 (80,338)
                                                               -----------           -----------
                  Net Cash Flows (Used)
                  in  Investing Activities                         920,822              (220,222)
Cash Flows  From Financing Activities:
Net Borrowing (Payments) on  Notes Payable                      (3,522,979)            2,157,830
Proceeds from Issuance of Common Stock                           2,775,000                  --
Cash Dividends on Preferred Stock                                 (165,000)               (5,000)
Deferred Costs                                                     (62,479)                 --
Expenses Related to Sale of Stock                                     --                 (80,244)
Long Term Debt                                                     500,000                  --
                                                               -----------           -----------
         Net Cash Flows Provided by
              Financing Activities                                (475,458)            2,072,586
                                                               -----------           -----------
Net  Increase ( Decrease)  in Cash                                (301,961)             (338,590)
Cash - Beginning of Period                                         370,000               502,797
                                                               -----------           -----------
Cash - End of Period                                           $    68,039           $   164,207
                                                               ===========           ===========

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                 1996                  1995
                                                             -----------           -----------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
         Interest
                  Continuing Operations                      $    72,000           $   270,320
                  Discontinued Operation                         352,875                  --
                                                             ===========           ===========
Income Taxes
         Continuing Operations                               $   (56,000           $   435,000
         Discontinued Operation                               (1,448,000)                 --
                                                             ===========           ===========

Supplemental Disclosure of Non-Cash Operating,
  Investing and Financing Activities:

Expenses paid via the distribution of registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                       --                  47,703

Prepaid Expenses paid via the distribution of
  registered shares of the Company's Common
  Stock through it's Compensation and Services Plan                 --                  57,713

                                                             -----------           -----------
Total Non-Cash Operating, Investing and
                       Financing Activities                         --             $   105,416
                                                             ===========           ===========



















                 See Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 1 - Basis of Presentation:

         The December 31, 1995 balance sheet represents the prior year's audited balance sheet and is presented for comparative purposes. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made to the unaudited interim financial statements. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting practices have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the most recent year end.

Note 2 - Summary of Significant Accounting Policies:

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Island Wholesale Grocers, Inc. (IWG), its wholly owned subsidiary, formed in April, 1994 and Island Frozen & Dairy (IFD) formed in May, 1995 and discontinued at June 30, 1996(See Note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Earnings (loss) Per Common Share - Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the periods. When losses are incurred, warrants and options are not included since the effect would dilute loss per share. When net income is reported, warrants and options are included using the treasury stock method, when exercise prices are less than the average market price.

         Inventory - Inventory, consisting entirely of finished goods is stated at the lower of cost or market determined by the first in, first-out method.

Note 3 - Preferred Dividends:

         Dividends on the preferred stock in the amount of $165,000 for the nine months ending September 30, 1996 were declared and caused to be paid in common stock.

Note 4 - Revolving Line of Credit:

         The Company finances its receivables through a loan and security agreement with a lender. Under the terms of the agreement, the Company receives cash advances of up to eighty percent of its eligible accounts receivable, as defined. The proceeds from collections of the eligible accounts receivable are used to reduce the loan balance. On May 14th the Company amended the loan agreement with the Lender to include financing Island Frozen & Dairy, increased its line from $5,000,000 to $8,000,000 and extended the maturity to November 14, 1997. The Company is currently not borrowing under its revolving loan due to its ongoing litigation with a major kosher poultry manufacturer. The company intends to pay off its loan with fidelity through the liquidation of IFD's assets. As of September 30, 1996 the Company and IWG have paid off their loans with fidelity under the loan and security agreement dated November 4, 1994. The only loan obligation that remains with Fidelity is due from IFD in the amount of $723,269 under its loan and security agreement dated May 13, 1996.

Note 5 - Shareholders Equity:

         In the first nine months of 1996, the Company issued 1,071,446 shares of the Company's common stock pursuant to the terms of the 1994 Services and Consulting Compensation Plan. The Company issued 5,937,386 shares in connection with several private placements totalling $ 2,775,000 (.47 per share). Long term debt represents a convertible debenture maturing on August 15, 2002. The net proceeds of the convertible debenture were used to finance the Company's operating activities.

                               KRANTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 6 - Related Party Transactions:

         There were no sales to related parties during the first nine months of 1996 and 1995. Purchases from related parties during the first nine months of 1996 and 1995 were approximately $307,000 and $1,487,816 respectively.

Note 7 - Discontinued Operations

         On June 30, 1996 the Company discontinued its Kosher Food business operated through IFD. All assets and applicable liabilities have been consolidated into the Company's balance sheet. Applicable financing costs and operating expenses were allocated to the loss from discontinued operations in the consolidated statement of income. The Consolidated Balance Sheet from discontinued operations (IFD) includes $1,216,761 of current assets.

         The results of discontinued operations are summarized as follows:

                                   September 30, 1996
                                   ------------------
Net Sales                            $ 12,826,040
                                     ============
Loss from discontinued operations before
income taxes                        $ ( 7,388,183)
Income taxes (credit)                   1,448,000
                                    -------------
Loss from discontinued operations   $  (5,940,183)
                                    =============

         The above results for 1996 are through the end of the third quarter of 1996. Operating results for discontinued operations include allocations of overhead and interest expense. Overhead expense of $ 4,647,304 was allocated based upon determination of those costs which were not expected to be incurred by continuing operations after closing. Financing costs of $1,044,360 were allocated based on debt incurred to finance the discontinued operations since formation in December, 1995.

Note 8 - Litigation

The Company has commenced a business interference lawsuit against a kosher poultry vendor of IFD claiming damages that directly relate to the discontinuation of IFD's business. This vendor has also commenced an action for trade debt in the amount of $450,000 as well as file for an injunction against Krantor and IFD. The injunctions have been lifted by federal court and are no longer in effect. The $450,000 debt is being disputed. The Company believes that the injunction against Krantor had a material affect on its third quarter business. The Company also believes that the injunction against Krantor should not have been issued as Krantor's business did not relate to the IFD case. Furthermore, the Company believes that the lack of business activity in the third quarter may have had a material adverse effect on the Company's stock due to the injunction.

The Company is liquidating IFD's business. In connection with IFD's liquidation, the Company may be subject to litigation. The Company believes that potential litigation in connection with the liquidation of IFD's business is not material to continuing operations. However, there can be no assurance that potential litigation may not have a material adverse effect on the Company.

The Company is negotiating a settlement agreement with a major grocery manufacturer in connection with disputes relating to bill backs and rebates that are due the Company. Failure to resolve theses disputes may have a material adverse effect on the Company's business.

                               KRANTOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1996
                                   (UNAUDITED)

Note 8 - Continued

Two former principals of IFD's business are claiming that the Company is required to pay their employment contracts. The Company believes that their claim for employment benefits is without merit. However, if the Company is not successful in defending this action, it would have a material effect on its business.

Note 9 - Other Current Assets

The Company entered into a distribution agreement with a Chinese trading Company in order to expand its squid and grocery business. As of September 30, 1996 the Company pledged $2 million in connection with this distribution agreement.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


OVERVIEW

         The Company primarily distributes squid and promotional brand name grocery products through an agency agreement with a Chinese trading company to major wholesale and retailers in the food industry. The Company discontinued its Kosher Food business (IFD) on June 30, 1996. (See Note 7 to Consolidated Statements). The Company's current assets consist primarily of accounts receivable, inventory, prepaid expenses and cash. The Company's liabilities consist of accounts payable, short term and long term debt used to finance accounts receivable.

         Revenues from continued operations decreased for the nine months ended September 30, 1996 to $7,061,456 a (78%) decrease as compared to the prior period. Revenues from discontinued operations (IFD) for the period totaled $12,852,527. Total revenues for the combined business would have been $19,913,983 a 37% decrease from the prior period (See Note 7 to Consolidated Financial Statements). The decrease in revenues is related to discontinuing IFD's business and the lack of sufficient working capital to maintain continuing operations. In addition a major kosher poultry manufacturer filed and was granted an injunction against the Company and IFD. The injunction limited the company's ability to do business in the third quarter. In October, 1996 the injunction against the company was lifted. The injunction was related to IFD's business and not the Company's grocery and squid business (See "Litigation"). The redirection of capital to continuing operations should allow the promotional grocery and seafood business to expand to Fiscal 1995 levels starting in Fiscal year 1997; although additional capital may be required (See "Liquidity and Capital Resources" and "Forward looking and Cautionary Statement").

         Cost of sales for continued operations decreased for the quarter ended September 30, 1996 to $6,723,211 or (76 %) decrease as compared to the prior year. This decrease was primarily attributable to the decrease in the Company's revenues (See Note 7 to Consolidated Financial Statements). The Company's gross profit from continuing operations decreased from 12.4% to 4.8% in the same period. In order to support IFD's business the Company needed to quickly sell IWG inventory at margins that were lower than customarily realized. In the fourth quarter the Company expects gross profits to be consistent with 1995 levels.

         Selling General & Administrative (SG&A) expenses from continuing operations decreased to $534,425 for the period a 77% decrease. This decrease is related to lower revenues from continued operations. SG&A as a percentage of sales for continued operation increased from 7.3% to 7.6% for the same period.

         Loss from continuing operations totaled $355,073 for the period as compared to a $847,459 profit for the same period. This decrease is related to a 78% drop in revenues from continuing operations. Loss from discontinued operations totaled $5,940,183. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not affect future operating results (See Note 7 to Consolidated Financial Statements).

                         Liquidity and Capital Resources

         As a result of the Company's recent expansion into the wholesale segment of the food distribution industry and the high levels of inventory needed to operate successfully in that segment, the Company has been experiencing cash flow shortages. In particular, the Company has incurred significant costs in connection with discontinuing Island Frozen & Dairy's (IFD) operations. Another reason for the Company's cash flow shortages is the manner in which its inventory was converted into sales. Although most of the Company's customers are required to pay within thirty days of product delivery, IFD, for competitive reasons, made advance purchases of inventory in order to quickly meet retail demand and take advantage of promotional buying opportunities. In addition IFD experienced significant collection problems from its customers and delays in receiving trade credit, promotional rebates and allowances from its vendors. These factors extended the time between the original purchase of goods from manufacturers and the eventual cash collection from its retail customers to a period which was well beyond acceptable terms. The Company is continuing to collect its outstanding IFD receivables and sell its remaining inventory. (See
Note 7 to Consolidated Statements).

         Working capital decreased by 56% to $2,478,000 while inventory and payables both decreased by 90% and 83% respectively for the period. These changes reflect the working capital position of the Company after absorbing all costs related to discontinued operation (IFD). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand. Continuing operations will be conducted through Island Wholesale Grocers (IWG), the promotional grocery and seafood subsidiary of Krantor.

         The Company's receivables for the first nine months decreased by 83 % to $1,620,256. The reduction of receivables is due to several factors which include (i) discontinuing IFD's business and (ii) entering into a distribution agreement with a Chinese trading company in order to expand the Company's squid and grocery business. As of September 30, 1996 the Company pledged $2 Million as part of this distribution agreement.

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

         The Company has $8 Million credit facility with Fidelity Funding of California which expires on November 14, 1997. The Company is currently not borrowing under the facility due to on going litigation with a kosher poultry manufacturer. The Company's business is being financed by its Chinese Joint Venture partner. The Company believes that it no longer requires Fidelity's facility and intends to pay the facility off through the liquidation of IFD's assets. The facility, which expires in November 1996, was extended on May 11, 1996 through November 14, 1997 by Fidelity.

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

Subject to available financing, the Company intends to further expand its continuing business by purchasing and maintaining short-term inventories of well accepted readily marketable promotional brand-name grocery products and frozen squid and other seafood products. The Company believes that by warehousing these products it will be able to make larger purchases during manufacturers' promotional periods, gain better access to some product promotions ordinarily reserved for higher volume purchasers, increase sales by having more inventory available for shipment on demand, and thereby expand its customers and supplier base. The Company also plans to significantly expand its squid business in 1997. However, there can be no assurance that the Company's proposed expansion plan will be successful. Additional working capital is required beyond the current available financing in order for the Company to expand from its current levels.

Seasonality

         Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months. However, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more products, increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter. Sale of frozen squid is more significant in the third and fourth quarters due to the seasonal catch which occurs in the second quarter.



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

         However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits.

              Forward Looking Information and Cautionary Statements

         Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

         1.       Cash Flow.

                  The Company has experienced cash shortages which continue to adversely affect its business. See "Liquidity and Capital Resources". The Company requires additional working capital in order to expand.

         2.       Dependence on Public Trends.

                  The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

         3.       Potential Product Liability.

                  As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for products liability; there can be no assurance, however, that such claims will not arise in the future. Accordingly, the Company maintains a product liability insurance policy of $10,000,000 per occurrence. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

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

                  Forward Looking Information and Cautionary Statements



         5.       Competition.

                  The Company is subject to competition in both its promotional grocery and squid businesses. While both industries are highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service.

         6.       Discontinued Operation.

                  The Company has experienced a significant one time loss in discontinuing its Kosher Food business (IFD). This loss materially reduced the Company's working capital position. (See Liquidity & Capital Resources). The Company needs additional capital to expand its core grocery and frozen seafood business (IWG).

         7.       Trade Relations With China.

                  The Company is dependent on trade with the People's Republic of China (PRC). The Company's financing arrangements and distribution contracts involve a Chinese trading company and squid is directly supplied through the PRC. Any government sanctions that cause an interruption of trade or prohibit trade through higher duties or quotas could have a material adverse effect on the Company's business.

         8.       Litigation

                  The Company has commenced a business interference lawsuit against a kosher poultry vendor of IFD claiming damages that directly relate to the discontinuation of IFD's business. This vendor has also commenced an action for trade debt in the amount of $450,000 as well as file for an injunction against Krantor and IFD. The injunctions have been lifted by federal court and are no longer in effect. The $450,000 debt is being disputed. The Company believes that the injunction against Krantor had a material affect on its third quarter business. The Company also believes that the injunction against Krantor should not have been issued as Krantor's business did not relate to the IFD case. Furthermore, the Company believes that the lack of business activity in the third quarter may have had a negative effect on the Company's stock.

                  The Company is liquidating IFD's business. In connection with IFD's liquidation, the Company may be subject to litigation. The Company believes that potential litigation in connection with the liquidation of IFD's business is not material to continuing operations. However, there can be no assurance that potential litigation may not have an adverse effect on the Company.

                  The Company is negotiating a settlement agreement with a major grocery manufacturer in connection with disputes relating to bill backs and rebates that are due the Company. Failure to resolve theses disputes may have an adverse effect on the Company's business.

                  Forward Looking Information and Cautionary Statements


                  The former principals of IFD's business are claiming that the Company continue to pay their employment contracts. The Company believes that the claim for employment benefits is without merit. However, if the Company is not successful in defending this action, it would have a material effect on its business.

         9.       NASDAQ Qualifications.

                  The Company currently qualifies for NASDAQ small cap listing. There are several proposals by the NASD that could have an effect on the Company's NASDAQ listing. In particular it may become mandatory for a stock listed on NASDAQ to have a price greater than or equal to $ 1.00. The Company's current stock price is under a $1.00. The Company currently qualifies under alternative requirements. In the event that the NASD makes it mandatory for a stock listed on NASDAQ to be equal or greater than a $1.00. The Company may not qualify for listing. If the Company is delisted from NASDAQ it may have a material adverse effect on the Company.

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



                               KRANTOR CORPORATION






Date         11/15/96                      /S/ Mair Faibish
       --------------------             ------------------------------------
                                           By  Mair Faibish
                                           Chief Financial Officer









Date         11/15/96                       /S/  Mitchell Gerstein
      ---------------------             ------------------------------------
                                            By  Mitchell Gerstein
                                            Treasurer