Form 10-K
period 1996-12-31
KRANTOR CORP
filed 1997-04-15
CIK 870228

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996.
                         Commission file number 0-19409



                               KRANTOR CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 22-2993066
    (State of incorporation)                     (I.R.S. Employer
                                                Identification No.)


                              120 East Industry Ct.
                            Deer Park, New York 11729
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 516-586-7500

           Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class                                Name of Exchange
      -------------------                                ----------------
 Common Stock, $.001 par value                      NASDAQ/Small-Cap System
 Redeemable Class A Warrants                      and Boston Stock Exchange
                                                    NASDAQ/Small-Cap System

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   NO
                                             ----     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [X]
      On April 11, 1997 , the aggregate market value of the voting stock of Krantor Corporation, held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for April 11, 1997) approximately $2,058,641. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of April 11, 1997 was 27,645,179.

                                     PART I

         Other than historical and factual statements, the matters and items discussed in this report on Form 10-K are forward-looking information that involves risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could contribute to such differences are discussed in the forward-looking statements and are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Cautionary Statements."

ITEM 1. BUSINESS

A. Overview

         Krantor Corporation ("Krantor") and its subsidiaries (collectively the "Company") participate in the food distribution industry. Trade sources estimate that this industry generates annual nationwide revenues of approximately $400 billion. The Company, estimates that 80% of its business is generated in the Northeastern region of the United States.

         Affiliated Island Grocers d/b/a Island Frozen and Dairy ("IFD") has ceased functioning as an active subsidiary of the Company. The Company has terminated its Kosher Foods and Specialty Foods business as previously operated by IFD, has significantly curtailed its wholesaler operations in general, and is attempting to re-focus its business to its traditional business as a Promotional Grocery Product distributor, together with its expansion into distribution, presently on an agency basis, of frozen squid and other particular seafood through agreements with the Company's established Chinese distribution agreement with Asia Legend Trading Ltd. ("ALT")(see "Chinese Distribution Agreement" and "Management Discussion and Financial Analysis" infra).

         Presently Krantor has resumed its basic grocery business, through its 10 year exclusive U.S. distribution agreement and as an agent for ALT. The agreement presently calls for the Company to distribute frozen squid, also known as calamari, exclusively in the United States. The agreement provides the Company with the opportunity to earn commissions on both squid and grocery sales distributed in the United States. It also allows the Company to utilize the purchasing power and financing capabilities of its trading partner to support the distribution of its products in the United States. In addition, the Chinese trading company is developing products to be marketed by the Company in the United States. Sales of calamari by the Company on behalf of its Chinese trading partner provide for high profit margins due to the Company's resultant direct buying presence in China. As part of the distribution agreement, the Company completed $3.3 million in equity financing designed to secure commitments for the purchase and sale of the frozen squid and grocery items, as well as replenish its capital base due to losses experienced in the kosher food business.

         The Company plans on expanding its core grocery and frozen seafood market through its subsidiaries. The Company believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. (See Management Discussion, Item 7).


The Company's executive offices are located at 120 East Industry Court, Deer Park, New York 11729, and its telephone number is (516) 586-7500.

Chinese Distribution Agreement

         The Company in the last quarter of 1996 has entered into a 10 year exclusive agreement with a major Chinese trading company (Asia Legend Trading Ltd. ("ALT") to distribute frozen squid (also known as calamari) in the United States (also being non-exclusive elsewhere). In such agreement and under such arrangement as provided therein, the Company acts as a distribution agent (on a licensing/royalty independent contractor basis) for the Chinese trading company and seeks to expand the demand for products offered by such Chinese company in the United States, including primarily squid, but also for other seafood and grocery items marketed by such Chinese company. In return for such services the Company is given a royalty and, further, such Chinese trading partner has agreed to significantly finance the operations of the Company, through subsidiaries where provided, in acting as their marketing and distribution agent for brand name grocery and health & beauty aid products, including financing the purchase/sale of products marketed for the Chinese trade partner. Currently the Company distributes squid in the Northeastern United States, which is presently the largest U.S. market area for such product. Gross Revenues related to the Chinese Distribution Agreement will not be reported by Krantor. Krantor's revenues will be the royalties derived through the sales generated by the distribution agreement.

B. Promotional Distribution Business

         1. Background

         Since 1989, the Company has been a distributor of Promotional Grocery Products. Industry sources estimate that the sale of Promotional Grocery Products generates annual revenues of approximately $40 billion. In 1995, the Company generated approximately 77% of its gross revenues from the distribution of Promotional Grocery Products. This business is a part of the $40 billion promotional grocery distribution industry, which is a subset of the $400 billion food distribution industry. The Promotional Grocery Products business involves the purchase of Promotional Grocery Products at deeply discounted prices. The companies operating in this business are able to purchase Promotional Grocery Products only when manufacturers provide promotional allowances as an inducement to promote particular products.

         2. Promotional Distribution Business Merchandising and
            Sales

         Promotions offered by manufacturers of Grocery Products play a critical role in the success of the Company's promotion distribution business. Such promotions are offered by manufacturers who wish to increase consumer awareness of their products in certain markets. Promotions offered on favorable terms are keyed into the Company's information system network and members of the Company's sales staff then offer the discounted brand-name products to their various customer accounts. All purchases of Promotional Products will be handled by representatives of ALT.

         3. Promotional Distribution Business - Trucking,
            Warehouse, and Insurance

         The Company does not own its trucks and is dependent on common carriers in the trucking industry. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages, which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. All trucking and warehousing will be handled by representatives of ALT.

         The Company utilizes a central warehouse facility, located in Deer Park, New York which is in the same building as its corporate offices. This warehouse is operated by an independent third party. Additional warehouses are utilized on a short-term, "as-needed" basis. All warehouses utilized by the Company are insured and responsible for damage to stored products. The Company believes its central warehouse provides adequate storage capacity to meet any planned expansion of its business; however, if additional warehousing space is needed, the Company believes that it can readily obtain additional warehouse sites at a comparable cost. All logistics for warehousing transportation is handled by representatives of ALT.

         The Company generally purchases Promotional Grocery Products for its promotional business in truck-load quantities to take advantage of better pricing from the supplier and lower freight costs. The Company's traffic department then arranges for transportation of the product through a computerized network of several hundred independent truckers coordinated through its warehouse operation. The Company does not foresee difficulty in arranging additional trucking if it increases its business volume. All purchases, shipping and warehousing is transacted through the Chinese distribution agreement and is handled by representatives of ALT.

         4. Promotional Distribution Business - Competition

         The Promotional Products business is a highly competitive, fragmented business which, as noted above, generates approximately $40 billion in gross revenues. On a national level, no single wholesaler or retailer has a significant percentage of market share. The Company competes with a large number of wholesalers and retailers in the industry, many of whom have substantially greater financial resources than the Company. These competitors are able to make larger volume purchases and can finance larger inventories than the Company. Moreover, some of these competitors will sometimes receive preferential notice of product promotions prior to the Company.

         The Company seeks to compete in the Promotional Grocery Products distribution industry primarily on the basis of price and service. Because of its experienced sales force and its information systems network, the Company is generally able to carefully price its purchases, thereby offering products at competitive prices. All sales of promotional grocery and Squid products flow through the Distribution Agreement and are supervised by representatives of ALT.


C. Seasonality

         Seasonality affects the demand for certain of the products sold by the Company such as juice drinks in the summer months or hot cereals in the fall and winter months; however, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily toward the close of their fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more product due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the high concentration of holidays in that quarter.

         Seasonality also affects the squid market (and seafood in general) of products originating in China. Because of time and locality differences, the optimum timing for catching the seafood and the most popular times for re-sale in the United States differ significantly and such requires that the seafood be delivered and stored frozen, in many cases for a significant time. Purchases and sales are likely to be affected thereby.

D. Expansion Strategy

Krantor plans to expand its core grocery and frozen seafood market through its ten year distribution agreement. Subject to available financing, the Company plans to expand its continuing business by merchandising, readily marketable promotional brand grocery products and frozen seafood and selling these goods to its customer base.

In the second half of 1996, Krantor enhanced its expansion into the frozen squid business. As a result of this expansion, the Company believes it can obtain better margins on its sales of frozen seafood products.

Management's plans are to focus on growth through internal operations. The Company believes that internal sales growth of at least 20 percent can be achieved over the next five years. The existing sales force can continue to add new customers to its base, in addition to increasing sales volume to existing customers. The Company plans to expand its sales territory by recruiting additional qualified sales personnel. The company will not recognize direct revenues on sales to customers. Sales of Promotional Grocery and Squid products will be recognized by ALT. Krantor will only recognize royalties, commissions and promotional rebates pursuant to the distribution agreement. However, the Company believes that the net profit generated by future sales should be commensurate with 1995 levels subject to adequate financing.

E. Trademarks, Licenses and Patents

         The Company does not utilize any copyrights, trademarks, licenses or patents in its business. The Company has obtained a wholesale pharmaceutical license through the New York State Department of Education, but to date has not utilized it. Through its licensing agreements, the Company has US rights to the "Tenda & Picolo" name in the marketing of Seafood products. The seafood trademarks are owned by ALT.


F. Employees

         The Company as of the date of this report employs 7 full time persons all of which work in executive, administrative or clerical activities. The purchasing, transportation, sales and operations of the promotional grocery and seafood business employs approximately 20 full time persons all who are under the supervision and control of ALT.

G. Environmental Matters

         The Company is subject to various federal, state and local environmental laws and regulations. The Company believes that it is currently conducting its operations in material compliance with all such laws and regulations.

H. Competition

         The Company is small in both physical and financial attributes in comparison to many of its competitors in the grocery industry, and, although it plans an expansion to increase its position, the Company also competes with other more substantial companies in the sale and distribution of frozen seafood, including squid, although in this latter area of business the Company believes it may be among the largest distributors of squid from China. The Company's knowledge and experience in and devotion to its business, receptiveness to general customer service, and its exclusivity arrangement with a major Chinese trading entity should continue to benefit its operations and continue to allow it to compete with its more financially endowed competitors.

ITEM 2: PROPERTIES

         The Company's central headquarters is subdivided into approximately 5,000 square feet of office space and 55,000 square feet of warehousing space. Six of the Company employees work at this facility. The IFD warehouse facility in Newark, New Jersey has been terminated. The Company may expand its warehousing activities to other facilities if and when same may be deemed advisable for easy access to goods at various locations in the United States and/or abroad or for other reasons associated with the nature of goods sold. Currently squid from China is stored in freezers at warehousing facilities in New Jersey. ALT utilizes 3 sales offices under the distribution agreement located in New York and Maine.

ITEM 3: LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Except for the items below, in the opinion of management, the amount of ultimate liability with respect to these proceedings and claims will not materially affect the financial position of the Company.

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

         Two former officers of IFD's business are claiming that the Company is required to pay their employment contracts and certain other rights. The Company believes that their claim for employment benefits is without merit. These former officers have been awarded $460,000 through arbitration. The Company has counter-sued against these employees claiming that they caused material damage to IFD's business which resulted in the closure of the operation. The company is attempting to negotiate a settlement with these former officers. If the arbitration award is converted to a judgement against the Company, it will have an adverse effect on the Company's business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In 1996 the only matter submitted for shareholder approval was the increase in the Company's authorized common stock, increased to 29,900,000 shares, which proposition received sufficient shareholder approval to implement and such was accomplished by an amendment to the Company's certificate of incorporation filed July 29, 1996.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

         The Company's Common Stock and Class A Warrants to purchase one share of Common Stock at $3.35, subject to certain adjustments, are traded on NASDAQ small-cap under the symbol "KRAN" AND "KRANW", respectively, and on the Boston Stock Exchange under the symbol "KRN" AND "KRNW", respectively. The Company's Common Stock and Class A Warrants traded as a Unit from November 14, 1994 until May 12, 1995. The high and low bid quotations in the small Cap Market for the Company's Common Stock, Units and Class A Warrants as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

                                    COMMON STOCK                                WARRANTS(w)
                                    -------------                               -----------
Quarter Ended                       High Bid         Low Bid                    High Bid         Low Bid
-------------                       --------         -------                    ---------        -------
March 31, 1994                      4 3/4            3
June 30, 1994                       5 3/16           3 7/8
September 30, 1994                  4 3/8            3 1/8
December 31, 1994                   3 7/8            2 21/32                    3 5/16(u)        3 1/4(u)
March 31, 1995                      1 13/16          1 1/4                      2     (u)       1 7/16(u)
May 12, 1995(1)                     -------          -----                      1 3/4 (u)        1 3/4(u)
June 30, 1995                       1 13/16          1 3/4                        1/4 (w)          1/8(w)
September 30, 1995                  1 7/16           1 1/4                        9/32(w)          1/4(w)
December 31, 1995                   1 7/16           1 1/4                        5/32(w)          3/32(w)
March 31, 1996                      1 17/32          1 3/8                        7/32(w)          1/8(w)
June 30, 1996                       1 7/16           1 11/32                     17/32(w)          5/16(w)
September 30, 1996                    3/8             5/16                        9/16(w)          1/8(w)
December 31, 1996                     3/8             1/16                        1/4(w)          1/32(w)

(1) The Class A Warrants detached from the common Stock on May 12, 1995, at which date the Units stopped trading and the Class A Warrants started trading separately.

         Quotations represent inter-dealer quotations without adjustments for retail mark-up, markdowns or commissions, and may not necessarily represent actual transactions nor any particular level of volume.

         On April 11, 1997, the Company had approximately 5,000 shareholders of record, with much of the stock being held in street name. The Company is currently listed on NASDAQ but its listing may be jeopardized by the proposed change in NASDAQ listing requirements to mandate maintenance of a $1 bid price for listed stock without alternative listing criteria as is presently the case. The said proposal by NASDAQ is likely to be implemented in late 1997 and the Company is striving to increase the market quotes for its common stock to reach the level required by NASDAQ. The Company has also proposed a 25 for 1 reverse split through a Proxy issued to shareholders on March 21, 1997 in order to increase the share price for NASDAQ Small Cap qualification.

         The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, subject to the payment of dividends on the Class A Preferred Stock, to expand its operations (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.) The Company's Class A Preferred Stock entitles its holders to receive out the net profits of the Company, as and when declared by the Board of Directors, cumulative dividends at the rate of $2.20 per share per annum. Dividends on the Common Stock may not be paid until all accumulated dividends on the Class A Preferred Stock have been paid.

ITEM 6. SELECTED FINANCIAL DATA (000's omitted)

The selected operating statement and balance sheet data set forth below have been derived from the financial statements of the Company, which were audited by Belew Averitt LLP for the fiscal years ended December 31, 1996, 1995, 1994 and 1993 and Goldstein, Karlewicz and Goldstein for the fiscal year ended December 31,1992. The information set forth below should be read in conjunction with the audited financial statements of the registrant and related notes appearing elsewhere in this Report. For information related to the discontinuing operations refer to the "Consolidated Financial Statement" (note 12) and Supplementary Data.

                                                     Year Ended December 31,  (In Thousands)
                                    1996             1995              1994             1993              1992
                                    -------          -------           -------          -------           ----
Income Statement Data:
Net Sales                           $7,087           $43,917           $32,017          $43,319          $57,546
Cost of Sales                        6,846            38,589            28,588           39,323           53,218
Net Income(loss)                   (10,059)              553              (572)             141              143
Net Income(loss)per
Common Share                         (1.24)              .07              (.26)             .09             (.35)
Balance Sheet Data:
Working Capital                    ($1,383)           $5,627            $5,663           $1,515          $  (544)
Total Assets                         4,350            18,318             9,360            6,180            6,547
Short Term Debt                        803             4,621             1,844            1,914            4,212
Long Term Debt                         377                50              ---               ---              ---
Stockholders Equity                    577             6,949             6,318            2,364              647



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

The Company primarily distributes and merchandises squid and promotional brand name grocery products through an agency agreement with a Chinese trading company ("ALT") to the food industry. The Company discontinued its Kosher Food business
(IFD) on June 30, 1996. (See Note 12 to Consolidated Statements). The Company's current assets consist primarily of accounts receivable, prepaid expenses and cash. The Company's liabilities consist of accounts payable, short term and long term debt.

Results of Operations

The following table sets forth selected operational data of the Company, expressed as a percentage of revenues for the periods indicated below:

                                                     Years Ended December 31,

                                     1992             1993              1994         1995             1996

Revenues(Sales)                      100%             100%              100%            100%          100%

Cost of Sales                        92.5             90.8              89.3            87.9          96.6

Operating Expenses                    6.3              7.7              10.6             7.7          11.0

Interest and
Financing Cost                        1.0              1.0               3.7             1.1           0.0
                                    -----            -----             -----            -----        -----
Income(loss)Before
Income Taxes and
Extraordinary Item                    0.2              0.5              (3.6)            2.4        (141.9)

Income Taxes
(Expense)Benefit                     (0.1)            (0.2)              1.2            (0.8)          0.0

Extraordinary Item                    0.1              0.0               0.6             0.0           0.0
                                    ------           ------            ------           ------       -----
Net Income(Loss)                      0.2%             0.3%             (1.8)%            1.6%      (141.9)%


                          Year Ended December 31, 1996
                    Compared to Year ended December 31, 1995

         Revenues from continued operations decreased for the year ended December 31, 1996 to $7,086,521 an (84%) decrease as compared to the prior period. Revenues from discontinued operations (IFD) for the period totaled $12,852,527. Total revenues for the combined business would have been $19,939,048 a 58% decrease from the prior period (See Note 12 to Consolidated Financial Statements). The decrease in revenues is related to discontinuing IFD's business and the lack of sufficient working capital to maintain continuing operations. In addition a major kosher poultry manufacturer filed and was granted an injunction against the Company and IFD. The injunction limited the company's ability to do business in the third quarter and prevented the utilization of its credit facilities. In October, 1996 the injunction against the company was lifted. The injunction was related to IFD's business and not the Company's grocery and squid business. The redirection of capital to continuing operations should allow the promotional grocery and seafood business to expand to Fiscal 1995 profit levels starting in Fiscal year 1997; although additional capital may be required (See "Liquidity and Capital Resources" and "Forward looking and Cautionary Statement"). However, the Company will only be recognizing royalty revenues in connection with its distribution and not direct product revenue. This would cause the Company's revenue base to decrease as compared to prior years, but should not affect profitability.

         Cost of sales for continued operations decreased for the quarter ended September 30, 1996 to $6,845,672 or (82%) decrease as compared to the prior year. This decrease was primarily attributable to the decrease in the Company's revenues due to discontinued operations. The Company's gross profit from continuing operations decreased from 12.1% to 3.4% in the same period. In order to support IFD's business and maintain its liquidity the Company needed to quickly sell inventory at margins that were lower than customarily realized.

         Selling General & Administrative (S,G&A) expenses from continuing operations decreased to $782,367 for the period a 77% decrease. This decrease is related to lower revenues from continued operations. SG&A as a percentage of sales for continued operation increased from 7.7% to 11.0% for the same period. The increase in operating expenses as a percentage of sales is due to the drastic reduction of sales.


         Loss from continuing operations totaled $368,783 for the period as compared to a $703,632 profit for the same period. This decrease is related to an (84%) drop in revenues from continuing operations. Loss from discontinued operations totaled $9,690,148. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not affect future operating results. In the fourth quarter of 1996 the Company showed a profit of $42,290 on commission income and sales of $310,078 from continuing operations.

                          Year Ended December 31, 1995
                    Compared to Year Ended December 31, 1994

         Revenues increased for the year ended December 31, 1995 to $43,917,040, a $11,900,189 (27.0%) increase as compared to the prior year. This increase was primarily due to two factors: (i) the increase in the Company's line of credit in November 1994 from $2.0 million to $5.0 million; and (ii) the completion of a secondary public offering in November 1994 resulting in net proceeds to the company of approximately $3.7 million. These two factors enabled the Company to purchase larger quantities of products and maintain greater inventory levels thus leading to higher sales volume in 1995. All activity related to discontinued operations has been eliminated.

         Cost of sales increased for the year ended December 31, 1995 to $38,588,738, a $10,001,045 (or 26.0%) increase as compared to the prior year. This increase was primarily attributable to the increase in the Company's revenues. The gross profit increased from 10.7% in 1994 to 12.1% in 1995 as a result of the increased percentage of sales derived from the Company's wholesale business. All activity related to IFD has been eliminated.


Selling, general and administrative expenses increased for the year ended December 31, 1995 to $3,386,874, a $364,449 (or 10.8%) increase as compared to the prior year. This increase is primarily attributable to the increase in the Company's revenues by 27.0% in 1995 as compared to 1994.

         The Company had net income of $552,883 in 1995 as compared with a net loss of $571,743 in 1994. The gain is attributable to the increase in sales volume during 1995 increasing gross profit from 10.7% to 12.1% and decreasing selling general and administration costs from 9.4% of sales in 1994 to 7.7% in 1995.

                          Year Ended December 31, 1994
                    Compared to Year Ended December 31, 1993

         Revenues decreased for the year ended December 31, 1994 to $32,016,851, a $11,302,655 (or 26.1 %) decrease as compared to the prior year. This decrease was primarily due to two factors: (i) The Company's line of credit was reduced from $4.5 million in 1993 to $2.0 million for most of 1994. This reduced the Company's ability to adequately finance and sustain sales volume. In November, 1994 the Company replaced its $2.0 million facility with a $5.0 million credit facility on better terms and conditions, and (ii) the Company utilized a significant portion of its available financing to increase its inventory from $1.8 million in 1993 to $3.6 million in 1994 in order to initiate its inventory program through its wholly-owned subsidiary, Island Wholesale Grocers, Inc. This buildup of inventory is part of the Company's expansion strategy. The implementation of the inventory program, refinancing of the Company's credit facility and successful completion of the Company's secondary stock offering during 1994, gave the Company the ability to purchase large quantities of product during manufactures during the most beneficial promotional periods. This allowed the Company to secure brand-name products at substantial discounts, which resulted in greater gross profit margins.

         Cost of Sales decreased for the year ended December 31, 1994 to $28,587,693, a $10,735,690 (or 27.3%) decrease as compared to the prior year. This decrease was primarily from 9.2% in 1993 to 10.7% in 1994 as a result of implementation of the Company's inventory program and benefits derived from the Company's promotional development program implemented in December, 1993.

Selling, general and administrative expenses decreased for the year ended December 31, 1994 to $3,022,425, a $255,448 (or 7.8%) decrease as compared to the prior year. The decrease was due primarily to the reduction in the Company's revenues in 1994 as compared to 1993.

         The Company experienced a net loss of $571,743 in 1994 as compared to net income of $140,820 in 1993. The loss in 1994 was directly attributable to several matters including; (1) the Company's decrease in revenues resulting from financing limitations, (2) A non-recurring charge-off of deferred financing costs of $760,158 relating to the Company's refinancing during 1994, (3) a $325,326 charge to earnings for amortization of the deferred promotional program investment made in 1993, for which the Company will realize increased gross profit margins in ensuing years, and (4) a non-cash charge to earnings in 1994 of $492,128 related to the issuance of stock from the Deferred Compensation and Trust Plan.

         As a result of the 1994 refinancing, the capital raised through the secondary offering, the creation of the inventory purchasing program and future realization of the promotional program investment, the Company is poised to realize opportunities that had not been available in the past.

                         Liquidity and Capital Resources

         As a result of the Company's expansion into the wholesale segment of the food distribution industry and the high levels of inventory needed to operate successfully in that segment, the Company has been experiencing cash flow shortages. In particular, the Company has incurred significant costs in connection with discontinuing Island Frozen & Dairy's (IFD) operations (see Consolidated Financial Statements). Another reason for the Company's cash flow shortages is the manner in which its inventory was converted into sales. Although most of the Company's customers are required to pay within thirty days of product delivery, IFD, for competitive and seasonal reasons, made advance purchases of inventory in order to quickly meet retail demand and take advantage of promotional buying opportunities. In addition IFD experienced significant collection problems from its customers and delays in receiving trade credit and promotional rebates and allowances from its vendors. These factors extended the time between the original purchase of goods from manufacturers and the eventual cash collection from its retail customers to a period which was well beyond acceptable terms. The Company is continuing to collect its outstanding IFD receivables and liquidate its remaining inventory.

         The company had a working capital deficit of $1,382,796 at December 31, 1996. The deficit is directly related to current liabilities that are fully accrued for IFD's business that have not been settled or reconciled. Excluding IFD's current liabilities, working capital for continuing operations equals $54,770. IFD's inventory has been fully reserved, this bringing inventory value to $0.00 at December 31, 1996. Liabilities were reduced from $11.3 million to $3.4 million a 70% drop. (See Note 4 to Consolidated Statements). These changes reflect the working capital position of the Company after absorbing all costs related to discontinued operation (IFD). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand. Continuing operations will be conducted through Island Wholesale Grocers (IWG), the promotional grocery and seafood subsidiary of Krantor and the distribution agreement entered into on October 1, 1996 with ALT. (See Note 9 to Consolidated Statements).

         The Company's receivables for the fiscal year decreased by 79% to $1,959,165. The reduction of receivables is due to several factors which include
(i) discontinuing IFD's business and (ii) The change in the Company's business from a wholesaler to an agent of ALT though the Company's distribution agreement.

         The Company plans on expanding its core grocery and frozen seafood market through its distribution agreement. Krantor believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. See "Forward-Looking Information and Cautionary Statements."

         The Company has $8 Million credit facility with Fidelity Funding of California which expires on November 14, 1997. The Company is currently not borrowing under the facility. The Company's business is being conducted though its distribution agreement. The Company believes that it no longer requires Fidelity's facility and intends to pay the facility off through the liquidation of IFD's assets. The facility, which expired in November 1996, was extended on May 11, 1996 through November 14, 1997 by Fidelity. The Company currently borrows $381,329 from Fidelity as of December 31,1996.

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

         Subject to available financing, the Company intends to further expand its continuing business through its distribution agreement by merchandising well accepted readily marketable promotional brand-name grocery products and frozen squid and other seafood products. The Company also plans to significantly expand its squid business in 1997. However, there can be no assurance that the Company's proposed expansion plans will be successful. Additional working capital is required beyond the current available financing in order for the Company to expand from its current levels.

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


Forward Looking Information and Cautionary Statements

         Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

         1.   Cash Flow.

              The Company has experienced cash shortages which continue to adversely affect its business. See "Liquidity and Capital Resources". The Company requires additional working capital in order to maintain and expand its business.

         2.   Dependence on Public Trends.

              The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

         3.       Potential Product Liability.

                  As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for products liability; there can be no assurance, however, that such claims will not arise in the future. Accordingly, ALT maintains a product liability insurance policy of $10,000,000 per occurrence. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

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

         6.       Discontinued Operation.

                  The Company has experienced a significant loss in discontinuing its Kosher Food business(IFD). This loss materially reduced the Company's working capital position. (See Liquidity & Capital Resources).

         7.       Trade Relations With China.

                  The Company is dependent on trade with the People's Republic of China (PRC). The Company's financing arrangements and distribution contracts with ALT involve a Chinese trading company and squid, which is directly supplied through the PRC. Any government sanctions that cause an interruption of trade or prohibit trade with PRC through higher duties or quotas could have a material adverse effect on the Company's business.

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

                  Two former officers of IFD's business are claiming that the Company is required to pay their employment contracts. The Company believes that their claim for employment benefits is without merit. These former officers have been awarded $460,000 through arbitration. The Company has counter-sued against these officers claiming that they caused material damage to IFD's business which resulted in the closure of the operation. The company is attempting to negotiate a settlement with these former officers. If the arbitration award is converted to a judgement against the Company, it will have an adverse effect on the Company's business.


         9.       NASDAQ SMALL-CAP Qualifications.

                  The Company currently qualifies for NASDAQ small-cap listing. There are several proposals by the NASD that could have an effect on the Company's NASDAQ small-cap. In particular it may become mandatory for a stock listed on NASDAQ small-cap to have a price greater than or equal to $ 1.00. The Company's current stock price is materially under a $1.00. The Company currently qualifies under alternative requirements. In the event that the NASD makes it mandatory for a stock listed on NASDAQ small-cap Small Cap (see Item 5 Part II) to be equal or greater than a $1.00. The Company may not qualify for listing. If the Company is delisted from NASDAQ small-cap it may have a material adverse effect on the Company.

                                    PART III

         The information required by items 10-13 are omitted pursuant to general instruction G(3) to form 10K. The Company intends to include this information in its proxy statement which has been mailed and filed with the Commission on March 21, 1997. The annual meeting is scheduled for April 30, 1997.

                                    PART IV

ITEM 8.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

1.       Financial Statements

The following financial statements of the Company are contained in Item 8 of this Report on the pages indicated:
                                                                     Page
                                                                     ----
Independent Auditors Reports                                         F1

Balance Sheets -
December 31, 1996 and 1995                                           F2 - F3

Statements of Operations -
Years ended December 31, 1996
1995 and 1994                                                        F4 - F5

Statements of Changes in Stockholders'
Equity - Years ended December 31, 1996
1995 and 1994                                                        F6 - F8

Statements of Cash Flows - Years
ended December 31, 1996, 1995 and 1994                               F9 -F10

Notes to Financial Statements as of
December 31, 1996, 1995 and 1994                                     F11-19


2.       Financial Statement Schedules

I.       Independent Auditors Report on
         Financial Statement Schedule                                F21

II.      Valuation Accounts                                          F22



3.       (a) Exhibits:

         See Index to Exhibits
         (b) Reports on Form 8-K
         There were no reports on Form 8-K filed during the fourth quarter of 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KRANTOR CORPORATION



                                  By: /s/ Mair Faibish
                                      --------------------------
                                      Mair Faibish
                                      Executive Vice President

Dated:  April 11, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                By: /s/ Mair Faibish
                                    ----------------------------------
                                    Mair Faibish
                                    Executive Vice President, Principal
                                    Financial Officer and Director
                                    Signed:  April 11, 1997



                                By: /s/ Mitchell Gerstein
                                    -------------------------------------------
                                    Mitchell Gerstein, Chief Accounting Officer
                                    Signed: April 11, 1997

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Krantor Corporation


We have audited the accompanying consolidated balance sheets of Krantor Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

We were unable to confirm promotional rebates totaling $1,467,738 at December 31, 1996, and were unable to satisfy ourselves about the recoverability of promotional rebates through alternative procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to confirm promotional rebates referred to in the preceding paragraph, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Krantor Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $10,058,931 for 1996 and at December 31, 1996, current liabilities exceeded current assets by $1,382,796. These factors, and others discussed in Note 14 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Dallas, Texas
April 4, 1997

                                                               Belew Averitt LLP

                      KRANTOR CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995


                                     ASSETS

                                                                                    1996                1995
                                                                             ----------------    ----------------

CURRENT ASSETS
   Cash                                                                            $    2,897          $  370,000
   Marketable securities (Note 2)                                                           -              13,871
   Accounts receivable, net of allowance for doubtful accounts
    of $551,000 and $313,000, respectively (Notes 4 and 9)                            491,427           8,973,796
   Inventory (Note 4)                                                                       -           6,432,981
   Promotional rebates (Note 9)                                                     1,467,738             491,715
   Due from officers, employees and shareholders                                            -             111,305
   Other current assets                                                                51,368             552,816
                                                                             ----------------    ----------------

       Total current assets                                                         2,013,430          16,946,484

COLLATERAL SECURITY DEPOSIT (Note 9)                                                2,052,995                   -

PROPERTY AND EQUIPMENT, net (Note 3)                                                   30,611             834,118

ADVANCES TO RELATED PARTY                                                                   -             228,718

DEFERRED TAXES (Note 7)                                                                     -             166,103

OTHER ASSETS                                                                          253,264             143,051
                                                                             ----------------    ----------------

                                                                             $      4,350,300    $     18,318,474
                                                                             ================    ================



                      KRANTOR CORPORATION AND SUBSIDIARIES

                           December 31, 1996 and 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    1996               1995
                                                                             ----------------    ----------------

CURRENT LIABILITIES
   Notes payable (Note 4)                                                    $        803,050    $      4,621,248
   Accounts payable and accrued expenses                                            2,054,565           6,390,375
   Arbitration award payable (Note 9)                                                 467,453                   -
   Income taxes payable (Note 7)                                                       71,158             307,854
                                                                             ----------------    ----------------

       Total current liabilities                                                    3,396,226          11,319,477

NOTES PAYABLE DUE AFTER ONE YEAR (Note 4)                                                   -              50,000

SUBORDINATED DEBENTURES (Note 5)                                                      377,000                   -

COMMITMENTS AND CONTINGENCIES (Note 9)                                                      -                   -

STOCKHOLDERS' EQUITY (Note 6)
   Class A $2.20 cumulative preferred stock - $.001 par value;
    100,000 shares authorized                                                             100                 100
   Common stock - $.001 par value; 29,900,000 shares authorized                        21,175               4,950
   Additional paid-in capital                                                      12,262,541           8,591,758
   Deficit                                                                        (11,539,242)         (1,480,311)
                                                                             ----------------    ----------------

                                                                                      744,574           7,116,497

   Less treasury stock at cost, 35,000 shares                                        (167,500)           (167,500)
                                                                             ----------------    ----------------

       Total stockholders' equity                                                     577,074           6,948,997
                                                                             ----------------    ----------------

                                                                             $      4,350,300    $     18,318,474
                                                                             ================    ================


          See accompanying notes to consolidated financial statements.

                      KRANTOR CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994


                                                              1996                 1995                1994
                                                       ----------------      ----------------    ----------------

REVENUE
   Net sales (Notes 10 and 11)                         $      7,086,521      $     43,917,040    $     32,016,851
   Commission income (Note 9)                                   285,013                     -                   -
                                                       ----------------      ----------------    ----------------

                                                              7,371,534            43,917,040          32,016,851

COST OF SALES (Note 10)                                       6,845,672            38,588,738          28,587,693
                                                       ----------------      ----------------    ----------------

GROSS PROFIT                                                    525,862             5,328,302           3,429,158

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                       782,367             3,386,874           3,022,425

DEPRECIATION AND AMORTIZATION
 (Note 3)                                                        33,660               163,215             365,635
                                                       ----------------      ----------------    ----------------

OPERATING INCOME (LOSS)                                        (290,165)            1,778,213              41,098

OTHER INCOME (EXPENSE)
   Miscellaneous income (expense)                                16,700                19,171             (23,012)
   Interest expense                                             (72,169)             (398,777)           (399,448)
   Financing costs                                                    -              (100,625)           (760,158)
   Due diligence expenses                                             -              (239,566)                  -
                                                       ----------------      ----------------    ----------------

                                                                (55,469)             (719,797)         (1,182,618)
                                                       ----------------      ----------------    ----------------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                                (345,634)            1,058,416          (1,141,520)

INCOME TAX EXPENSE (BENEFIT) (Note 7)                            23,149               354,784            (365,073)
                                                       ----------------      -----------------   ----------------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                                    (368,783)              703,632            (776,447)

DISCONTINUED OPERATIONS (Note 12)
   Loss from operations of IFD, net of
    applicable income tax benefit of $0                      (4,386,904)             (150,749)                  -
   Loss on disposal of IFD, net of
    applicable income tax benefit of $0                      (5,303,244)                    -                   -
                                                      -----------------      ----------------     ----------------

INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                                       (10,058,931)              552,883            (776,447)

EXTRAORDINARY ITEM - extraordinary
 gain, net of income taxes of $105,453 (Note 8)                       -                    -              204,704
                                                      -----------------      ----------------     ----------------

NET INCOME (LOSS)                                           (10,058,931)              552,883            (571,743)



                      KRANTOR CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994


                                                              1996                 1995                1994
                                                       ----------------      -----------------   ----------------

LESS PREFERRED DIVIDENDS                               $        165,000      $        220,000    $        165,000
                                                       ----------------      ----------------    ----------------

INCOME (LOSS) APPLICABLE TO
 COMMON STOCK (Note 1)                                 $    (10,223,931)     $        332,883    $       (736,743)
                                                       ================      ================    ================

INCOME (LOSS) PER COMMON
 SHARE (Note 1)
   Income (loss) from continuing operations            $          (.07)      $           .10     $           (.33)
   Discontinued operations                                       (1.17)                 (.03)                   -
                                                       ----------------      ----------------    ----------------

   Income (loss) before extraordinary item                       (1.24)                  .07                 (.33)
   Extraordinary item                                               -                      -                  .07
                                                       ----------------      ----------------    ----------------

INCOME (LOSS) PER COMMON SHARE                         $         (1.24)      $           .07     $           (.26)
                                                       ===============       ================    ================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                   8,251,785             4,824,753            2,817,824
                                                       ===============       ================    ================












          See accompanying notes to consolidated financial statements.

                      KRANTOR CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                               Class A $2.20
                                                Cumulative
                                Preferred Stock         Common Stock      Additional                                    Total
                             --------------------    ------------------    paid-in                      Treasury    stockholders'
                                Shares     Amount      Shares    Amount    capital        Deficit         stock         equity
                             ----------  --------    ---------   ------    -------    --------------   ------------  -------------
Balance at
 December 31, 1993             100,000    $   100   2,306,833   $2,307    $ 3,990,924  $(1,461,451)   $ (167,500)     $2,364,380

Common stock issued
 in connection with
 public offering less
 related expenses                    -          -   1,587,301    1,587      3,713,586            -             -       3,715,173

Common stock issued
 in connection with
 compensation plan and
 services rendered                   -           -    271,502      272        716,912            -             -         717,184

Exercise of stock options            -           -    423,000      423         93,327            -             -          93,750

Common stock issued
 to bridge investors                 -           -     95,238       95        163,905            -             -         164,000

Dividend on preferred
 stock                               -           -          -        -       (165,000)           -             -        (165,000)

Net loss                             -           -          -        -              -     (571,743)            -        (571,743)
                               -------         ---  ---------    -----      ---------   ----------       -------       ---------
Balance at
 December 31, 1994             100,000         100  4,683,874    4,684      8,513,654   (2,033,194)     (167,500)      6,317,744

                      KRANTOR CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994



                                              Class A $2.20
                                                Cumulative
                                Preferred Stock         Common Stock      Additional                                    Total
                             --------------------    ------------------    paid-in                      Treasury    stockholders'
                                Shares     Amount      Shares    Amount    capital        Deficit         stock         equity
                             ----------  --------    ---------   ------    -------    --------------   ------------  -------------
Common stock issued
 in connection with
 compensation plan,
 less certain offering
 expenses                              -   $     -      116,037      $  116     $   78,254        $     -   $     -        $78,370

Common stock issued
 for dividend on
 preferred stock                       -         -      150,000         150           (150)             -         -             -

Net income                             -         -            -           -              -        552,883         -        552,883
                             -----------   -------  -----------    ---------     ----------  ----------      -------       -------

Balance at
 December 31, 1995              100,000        100    4,949,911       4,950       8,591,758    (1,480,311)  (167,500)    6,948,997

Common stock issued
 in connection with
 Regulation S offering,
 less related expenses                 -         -   14,934,527      14,934       3,311,630             -        -       3,326,564

Common stock issued
 for dividend on
 preferred stock                       -         -       75,000          75             (75)            -        -             -

Cash dividend on
 preferred stock                       -         -            -           -         (75,500)            -        -        (75,500)

                                      F-7

                      KRANTOR CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994



                                              Class A $2.20
                                                Cumulative
                                Preferred Stock         Common Stock      Additional                                    Total
                             --------------------    ------------------    paid-in                      Treasury    stockholders'
                                Shares     Amount      Shares    Amount    capital        Deficit         stock         equity
                             ----------   --------   ---------   ------    -------    --------------   ------------  -------------
Common stock issued
 in connection with
 compensation plan                -        $   -     1,216,446  $ 1,216    $ 434,728    $          -      $       -   $   435,944

Net loss                          -            -             -        -            -     (10,058,931)             -   (10,058,931)
                             ------      -------     ---------   ------  -----------     -----------      ---------   -----------

Balance at
 December 31, 1996          100,000        $ 100    21,175,884  $21,175  $12,262,541    $(11,539,242)     $(167,500)  $   577,074
                            =======      =======    ==========  =======  ===========    ============      =========   ===========



          See accompanying notes to consolidated financial statements.

                      KRANTOR CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                               1996              1995                  1994
                                                             ---------         --------             ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net income (loss)                                      $ (10,058,931)     $   552,883          $ (571,743)
   Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
      Discontinued operations                                 3,558,312       (2,860,711)                  -
      Depreciation and amortization                              28,660          163,215             365,635
      Amortization of financing costs                                 -          100,625                   -
      Operating expenses paid with common stock                 776,858                -                   -
      Charge-off of unamortized deferred costs
       and other non-cash expenses                                    -                -             937,476
      Extraordinary gain                                              -                -            (310,157)
      Provision for bad debts                                   318,346          218,380              51,500
   Changes in operating assets and liabilities:
      Purchases of marketable securities                        (50,277)      (1,754,735)           (486,805)
      Sales of marketable securities                             64,148        1,966,766             260,903
      (Increase) decrease in:
         Accounts receivable                                  6,149,894       (2,935,118)         (1,253,986)
         Inventory                                            4,683,366         (836,164)         (1,793,374)
         Promotional rebates                                   (976,023)        (435,244)            (56,471)
         Deferred taxes                                         166,103           66,784             362,362
         Other current assets                                    94,448          215,674            (102,369)
         Other assets                                          (210,213)         (23,825)             (4,590)
      Increase (decrease) in:
         Accounts payable and accrued expenses               (3,273,632)       3,963,116             736,629
         Income taxes payable                                  (236,696)         307,854             (50,059)
                                                          -------------      -----------         -----------

   Net cash flows provided (used) by operating activities:
      Continuing operations                                   7,166,199        1,720,960          (1,915,049)
      Discontinued operations                                (6,131,836)      (3,011,460)                  -
                                                          -------------      -----------         -----------

   Net cash flows provided (used) by operating
    activities                                                1,034,363       (1,290,500)         (1,915,049)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                            (3,486)        (831,868)            (23,375)
   Payment of collateral security deposit                      (739,400)               -                   -
   Payments from (advances to) related party                    228,718          (85,958)           (142,760)
   Due from officers and shareholders                                 -           (4,600)             (5,369)
                                                          -------------      -----------         -----------

   Net cash flows used by investing activities                 (514,168)       (922,426)            (171,504)


                      KRANTOR CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994

                                                               1996              1995                  1994
                                                             ---------         --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on notes payable            $  (3,868,198)     $ 2,001,759          $   (69,225)
   Issuance of subordinated debenture                          377,000                -                    -
   Repayment of cash overdraft                                       -                -           (1,080,785)
   Cash dividends on preferred stock                           (75,500)               -             (165,000)
   Proceeds from issuance of common stock                    2,679,400           78,370            5,257,750
   Deferred financing costs                                          -                -             (115,000)
   Expenses related to sale of common stock                          -                -           (1,287,121)
                                                         -------------      -----------          -----------

   Net cash flows provided (used) by financing
    activities                                                (887,298)       2,080,129            2,540,619
                                                         -------------      -----------          -----------
NET INCREASE (DECREASE) IN CASH                               (367,103)        (132,797)             454,066

CASH, beginning of year                                        370,000          502,797               48,731
                                                         -------------      -----------          -----------

CASH, end of year                                        $       2,897      $   370,000          $   502,797
                                                         =============      ===========          ===========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

   Interest paid                                         $     967,778      $   398,777          $   361,948
                                                         =============      ===========          ===========

   Income taxes paid                                     $      65,443      $     3,369          $         -
                                                         =============      ===========          ===========


SUPPLEMENTAL DISCLOSURE OF
 NON-CASH OPERATING, INVESTING
 AND FINANCING ACTIVITIES
   Inventory conveyed for collateral security
    deposit                                              $  1,007,345      $          -          $         -
   Purchase of inventory with note payable                          -           825,000                    -
   Non-cash issuance of common stock                          306,250                 -              129,082
                                                         -------------      -----------          -----------

TOTAL NON-CASH OPERATING, INVESTING
 AND FINANCING ACTIVITIES                                $  1,313,595      $    825,000          $   129,082
                                                         ============       ===========          ===========



          See accompanying notes to consolidated financial statements.

                      KRANTOR CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Krantor Corporation is a distributor of groceries, general household merchandise and health and beauty aids in the promotional wholesale industry throughout the United States.

         In April 1994, Krantor formed a wholly-owned subsidiary which is a full-service wholesale delivery company capable of providing direct store deliveries of inventory within hours of receiving an order, principally in the northeastern United States. As of December 31, 1996, this company was inactive.

         In December 1995, Krantor formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributes specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, the Company discontinued all operations of IFD (see Note 12).

         In September 1996, Krantor formed a wholly-owned subsidiary which is a food brokerage company that represents manufacturers, retailers and wholesalers in connection with distribution of grocery and general merchandise products (see Note 9).

         Principles of consolidation

         The consolidated financial statements include the accounts of Krantor Corporation and its subsidiaries (Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue recognition

         The Company recognizes revenue at the time merchandise is shipped to the customer. Merchandise which is damaged or has the wrong specifications is returned by the Company to the supplier. The cost is recovered from the trucking company or the supplier, depending upon the nature of the return.

         Cash equivalents

         The Company considers time deposits with original maturities of three months or less to be components of cash.

         Marketable securities

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. At December 31, 1995, all of the Company's investments qualified as trading securities and were stated at market value.


                                      F11

         Concentrations of credit risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The concentration of credit risk with respect to receivables is mitigated by the number of customers in the Company's customer base and their dispersion across a diverse geographic area as well as the credit worthiness of their major customers. The Company maintains an allowance for losses based upon the expected collectibility of all receivables. Fair value approximates carrying value for all financial instruments.

         Inventory

         Inventory consists of finished goods and is stated at the lower of cost or market (first-in, first-out method).

         Property and equipment

         Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

         Maintenance and repairs of a routine nature are charged to operations as incurred. Betterments and major renewals which substantially extend the useful life of an existing asset are capitalized and depreciated over the estimated useful life. Upon retirement or sale of an asset, the cost of the asset and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is credited or charged to income.

         Advertising

         The Company expenses advertising costs as incurred.

         Income taxes

         The Company uses the asset and liability method of computing deferred income taxes. In the event differences between the financial reporting bases and the tax bases of an enterprise's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when it is more likely than not that such portion or all of such deferred tax assets will not be realized.

         Net income (loss) per common share

         Net income (loss) per common share is based on the weighted average number of common shares outstanding. Outstanding stock options and warrants have not been included since the effect would be antidilutive.

         Management estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from management's estimates.

         Stock-based compensation plans

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. Disclosures required by SFAS 123 are not material to the Company's financial statements.

         Reclassification

         Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


2.       MARKETABLE SECURITIES

         Marketable securities at December 31, 1995, which consisted primarily of equity securities, were stated at market value. Unrealized losses on current marketable securities are charged against income. Realized gains or losses are determined on the specific identification method.

         Net realized gains (losses) on sales of securities included in the determination of consolidated net income (loss) amounted to $13,673, $(3,396) and $(4,279) in 1996, 1995 and 1994, respectively. Gross unrealized gains (losses) were $(1,721) and $13,931 for 1995 and 1994, respectively.


3.       PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 1996 and 1995 consisted of the following:


                                                      1996            1995
                                                    --------        --------

         Office equipment                        $    185,355      $   183,725
         Grocery equipment and fixtures                     -          800,000
         Leasehold improvements                        16,616           14,759
                                                 ------------      -----------

                                                      201,971          998,484
         Less accumulated depreciation and
          amortization                               (171,360)        (164,366)
                                                 ------------      -----------

                                                 $     30,611      $   834,118
                                                 ============      ===========

4.       NOTES PAYABLE

         Notes payable at December 31, 1996 and 1995 consisted of the following:


                                                      1996            1995
                                                    --------        --------

         Revolving line-of-credit                $    381,329      $ 3,746,248


                                                                                     1996               1995
                                                                                    -------            -------
         Note payable to investment company; principal due May 8, 1996 plus
          $10,000 of interest; collateralized by inventory of IFD; see Note 14    $ 346,721          $  500,000

         Note payable to bank; principal payments of $50,000 due monthly beginning February 5, 1996 through June 5, 1996, with the balance due
          July 5, 1996; non-interest bearing; collateralized by inventory of
          IFD; see Notes 9 and 14                                                    75,000             325,000

         Notes payable; principal and interest at 10%                                     -             100,000
                                                                                  ---------          ----------

                                                                                    803,050           4,671,248

         Less current portion                                                      (803,050)         (4,621,248)
                                                                                  ---------          ----------
                                                                                  $       -         $    50,000
                                                                                  =========         ===========

         The Company financed its receivables through a revolving line-of-credit and security agreement with a lender. Under the terms of the agreement, the Company received cash advances of up to 80% of its eligible accounts receivable, as defined, with interest at prime plus 2% (10.25% at December 31, 1996). The proceeds from collections of eligible accounts receivable are used to reduce the loan balance. In May 1996, the Company amended the loan agreement with the lender to include financing for IFD, increased its line from $5,000,000 to $8,000,000 and extended the maturity to November 14, 1997. The Company is currently in default, not borrowing under its revolving loan and intends to pay off the loan through liquidation of IFD's assets.


5.       SUBORDINATED DEBENTURES

         The Company's 3.75% subordinated debentures are unsecured and are convertible at the lower of $1 per share or 70% of the average bid price, as defined. The debentures mature in 2002.


6.       STOCKHOLDERS' EQUITY

         The holders of Class A preferred shares are entitled to receive, as and when declared by the Board of Directors, cumulative dividends at the rate of $2.20 per share per annum before any dividends on the common stock shall be paid. In the event of the dissolution of the Company and the distribution of its net assets, the holders of the Class A preferred shares shall be paid in full at $10.50 per share plus all accumulated and unpaid dividends, before any amounts are distributed among the holders of the common shares. Unpaid cumulative dividends on the Class A preferred shares shall not bear interest. At December 31, 1996 and 1995, there were no cumulative or outstanding dividends on the Class A preferred stock.

         The Company has the option of redeeming and/or retiring, upon thirty days notice, the Class A preferred stock, in whole or in part, at the cash price of $10.50 per share, in addition to dividends accumulated and accrued up to the date fixed for the redemption or retirement of the stock. Such redemption or retirement shall be effected only out of the earned capital of the Company and with the majority consent of stockholders.

         In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 600,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 1,900,000 shares have been reserved since that date. During 1994, 1995 and 1996, the Company issued 1,594,258 shares for payment of services to employees and professional service providers. Under the Plan, the Company granted options in 1994 and 1995 to selected employees and professional service providers. The following is a summary of such stock option transactions for the years ended December 31, 1996 and 1995 in accordance with the
         Plan:

         Outstanding at December 31, 1994 (266,500 exercisable):                                  543,500
           Granted                                                                              1,079,998
           Terminated                                                                            (543,500)
           Exercised                                                                                    -
                                                                                           --------------
        Outstanding at December 31, 1995 (929,998 exercisable):                                 1,079,998
           Granted                                                                                      -
           Terminated                                                                            (349,998)
           Exercised                                                                                    -
                                                                                           --------------

         Outstanding at December 31, 1996 (730,000 exercisable)                                   730,000
                                                                                           ==============
         Option price                                                                      $1.375 - $2.00
                                                                                           ==============
         Available for grant:
           December 31, 1995                                                                       51,558
           December 31, 1996                                                                      175,742

         The Company has also reserved 100,000 shares for a stock option plan for non-employee directors (Option Plan) which entitles each non-employee director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, are immediately exercisable and have a term of ten years.

         The following is a summary of stock option activity in accordance with the Option Plan for the years ended December 31, 1996 and 1995:

         Outstanding at December 31, 1994 (10,000 exercisable):                                    10,000
           Granted                                                                                 20,000
           Terminated                                                                                   -
                                                                                           --------------

         Outstanding at December 31, 1995 (30,000 exercisable):                                    30,000
           Granted                                                                                      -
           Terminated                                                                                   -
                                                                                           --------------

         Outstanding at December 31, 1996 (30,000 exercisable)                                     30,000
                                                                                           ==============
         Option price                                                                       $1.69 - $3.15
                                                                                           ==============
         Available for grant:
           December 31, 1995                                                                       70,000
           December 31, 1996                                                                       70,000

         A total of $165,000, $220,000 and $165,000 was paid as preferred dividends for 1996, 1995 and 1994, respectively. Preferred dividends for the first quarter of 1994 and the fourth quarter of 1996 were forgiven by the preferred stockholder.

7.       INCOME TAXES

         At December 31, 1996, the Company has a net operating loss carryforward of approximately $9,000,000 which will begin expiring in 2011 if not utilized. No Federal tax provision was required for 1996 due to the Company's net loss.

         The provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                                              1996                 1995                  1994
                                                       ----------------      -----------------     ----------------
         Federal:
           Current                                     $              -      $        235,000      $      (241,037)
           Deferred                                                   -                66,784              (18,583)
           State and local                                       23,149                53,000                    -
                                                       ----------------      ----------------      ----------------

         Total                                         $         23,149      $        354,784      $      (259,620)
                                                       ================      ================      ===============

         A reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                              1996                  1995                 1994
                                                       --------------------  --------------------  -----------------
         Federal income tax expense (benefit) at
          statutory rate, net of reserve                              -              34.0%              (34.0%)

         Increase (decrease) resulting from:
           State and local income taxes, net of
             Federal benefit                                          -               5.8                  -
           Graduated rate                                             -               (.7)               2.7
                                                       ----------------      ------------         -----------

                                                                      -              39.1%             (31.3%)
                                                       ================      =============        ===========

         The components of the deferred tax asset at December 31, 1996 and 1995 are as follows:

                                                                                   1996                 1995
                                                                             ----------------     ------------------
         Allowance for doubtful accounts                                     $        187,281      $        106,420
         Depreciation and amortization                                                      -               (23,892)
         Net operating loss carryover                                               3,197,752                     -
         Inventory capitalization                                                           -                11,900
         Deferred compensation                                                         97,035                71,675
         Other                                                                          2,744                     -
         Valuation allowance                                                       (3,484,812)                    -
                                                                             ----------------      ----------------

                                                                             $              -      $        166,103
                                                                             ================      ================

8.       EXTRAORDINARY GAIN

         During 1994, the Company negotiated a discount with a bank in connection with the repayment of advances which resulted in an extraordinary gain of $310,157.

9.       COMMITMENTS AND CONTINGENCIES

         Lease commitments

         The Company leases office space in Deer Park, New York under an operating lease which expires in December 1997. The Company also subleased warehouse space in Newark, New Jersey under an operating lease which expired in June 1996.

         Future minimum lease commitments total $54,000 for the year ending December 31, 1997.

         Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $95,000, $116,000 and $64,000, respectively.

         Distribution agreement

         In 1996, the Company entered into a ten-year agreement with a Chinese trading company to distribute frozen seafood in the United States under a licensing arrangement. The Chinese trading company finances the purchase and sale of products marketed on its behalf and pays a commission to the Company based on sales generated by the distribution agreement. In consideration for the Chinese trading company providing products to the Company for sale and distribution and as security for doing so, the Company was required to provide $2,052,995 as collateral security for performance by the Company under the terms of the agreement.

         Management partnership agreement

         During 1995, Krantor and IFD entered into a management partnership agreement with SCP Enterprises, a New York general partnership (Partnership) whose partners were employees of IFD. Under the terms of the agreement, 1% of IFD's sales in excess of $30 million and 20% of IFD's gross profit in excess of 12% of sales were to be paid to the Partnership annually through December 2000 or upon termination of said employees, if earlier. No amounts were paid in 1996 or 1995. The employees were terminated in 1996 and filed an arbitration claim for amounts due under the agreement. The employees received a favorable award in the amount of $237,453, which is included in arbitration award payable at December 31, 1996.

         Employment agreements

         During 1995, IFD entered into employment agreements with three employees whereby each employee was entitled to receive a base salary of $108,000 with annual increases of 5% plus certain employee benefits through December 2000 and stock options to purchase 66,666 shares of the Company's common stock at $2.00 per share. The employees were terminated in 1996 and filed an arbitration claim for the balance due under the employment contracts. The employees received a favorable arbitration award in the amount of $230,000 to be paid over the remaining term of the employment contracts. Such amounts are included in the arbitration award payable at December 31, 1996. Krantor Corporation has guaranteed such agreements.

         Litigation

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD, including a lawsuit for breach of contract in the amount of $108,000. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at December 31, 1996, if any, that may arise out of such litigation, management believes the outcome will not have a material effect on the operations of the Company.

         During 1996, the Company commenced a business interference lawsuit against a kosher poultry vendor of IFD, claiming damages directly related to the discontinuation of IFD's business. The vendor filed a lawsuit for collection of trade debt in the amount of $450,000. As of December 31, 1996, the Company had settled both lawsuits.

         The Company is negotiating a settlement agreement with a major grocery manufacturer in connection with disputes relating to promotional rebates that are due the Company. Failure to resolve these disputes may have a material adverse effect on the Company's business.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


10.      RELATED PARTY TRANSACTIONS

         During 1995 and 1994, the Company purchased from and sold to a wholesaler controlled by family members of the chief financial officer and purchased product from a manufacturer in which an outside director is president. Sales to and purchases from these related parties amounted to approximately $37,000 and $3,910,000, respectively in 1995 and $193,000 and $744,000, respectively in 1994 with approximately $90,000 in outstanding accounts payable at December 31, 1995 and no outstanding accounts payable at December 31, 1996. There were no purchases from nor sales to these related parties in 1996.


11.      MAJOR CUSTOMERS

         Revenues derived from the Company's largest customer during the year ended December 31, 1994 amounted to $4,226,000 (13.2%). No single customer accounted for more than 10% of sales in 1996 or 1995.


12.      DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1997. Assets to be disposed of consisted primarily of accounts receivable and totaled approximately $297,000 at December 31, 1996. Net losses related to IFD totaled $9,690,148 for the year ended December 31, 1996. The operations of IFD are included in the accompanying statement of operations as discontinued operations.


13.      FOURTH QUARTER ADJUSTMENTS

         Significant fourth quarter adjustments include recording a reserve for deferred tax assets of $1,504,000, increasing the allowance for doubtful accounts by $100,000, increasing accrued liabilities by $60,000 and reducing certain assets by $95,000.


14.      MANAGEMENT'S PLANS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the Company continuing as a going concern. However, the Company sustained a substantial operating loss in 1996 and at December 31, 1996, current liabilities exceeded current assets by $1,382,796. During 1996, the Company became unable to use its line-of-credit due to lack of collateral and the default of certain provisions of the loan agreement.

         Management has discontinued the operations of IFD and intends to liquidate IFD's remaining assets and settle its outstanding liabilities.

         In view of these matters, realization of the Company's assets in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to realize its assets in the ordinary course of business while meeting its financing requirements. Management believes actions presently being taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to continue as a going concern. However, management cannot predict the outcome of future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            SUPPLEMENTAL INFORMATION

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Krantor Corporation


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Krantor Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 4, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.







Dallas, Texas
April 4, 1997

                      KRANTOR CORPORATION AND SUBSIDIARIES

                               Valuation Accounts

                                   Schedule II


                                                                       Additions
                                                   Balance at          charged to                     Balance at
                                                   beginning           costs and                          end
        Description                                  of year           expenses       Deductions       of year
        -----------                                ----------         -----------     ----------      ----------
Year ended December 31, 1996 -
 Allowance for doubtful accounts                  $   313,000         $  545,000      $  307,000       $  551,000
                                                  ===========         ==========      ==========       ==========

Reserve for deferred tax assets                   $         -         $3,484,812      $        -       $3,484,812
                                                  ===========         ==========      ==========       ==========

Year ended December 31, 1995 -
 Allowance for doubtful accounts                  $   123,892         $  290,380      $  101,272       $  313,000
                                                  ===========         ==========      ==========       ==========

Year ended December 31, 1994 -
 Allowance for doubtful accounts                  $    77,392         $   46,500      $        -       $  123,892
                                                  ===========         ==========      ==========       ==========
