Form 10-Q
period 1997-03-31
KRANTOR CORP
filed 1997-04-29
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934for the period ended  March 31, 1997

                         Commission File Number: 0-19409

                               KRANTOR CORPORATION
             (Exact name of registrant as it appears in its charter)

                               Delaware 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               identification no.)

                   120 East Industry Ct. Deer Park, N.Y. 11729
               (Address of principal executive offices) (zip code)

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

               [x] YES                   [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1997 there were 27,605,179 shares outstanding of the registrant's common stock.

                               KRANTOR CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1997



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                              Page

         Consolidated Balance sheets as of March 31, 1997
         (Unaudited) and December 31, 1996                                  2-3

         Consolidated Statements of Operations for the three
         months ended March 31, 1997 and 1996 (Unaudited)                   4-5

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1997 and 1996 (Unaudited)                          6-7

         Notes to Consolidated  Financial Statements                       8-11

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12-13

         Forward Looking Information and Cautionary
         Statements                                                       14-15

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                           16

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996





                                                                  March 31,           December 31,
                                                                    1997              1996
                                                                    ----              ----

                                                                    (Unaudited)
                           ASSETS
                           ------


Current Assets:
---------------
Cash                                                                  $     470     $   2,897
Accounts Receivable - Net of allowance for doubtful accounts
  of $ 551,000 and $ 551,000 respectively  (Note 6)                     418,806       491,427
Inventory                                                                     -             -
Promotional Rebates (Note 3)                                          1,467,738     1,467,738
Other Current Assets                                                    227,747        51,368
                                                                        -------        ------

         Total Current Assets                                         2,114,761     2,013,430

Collateral Security  Deposit (Note 5)                                 2,177,995     2,052,995
Property and Equipment - Net                                             22,196        30,611

Other Assets                                                            234,280       253,264
                                                                        -------       -------




         Total Assets                                               $ 4,549,232   $ 4,350,300
                                                                  =============   ============






           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996





                                                                        March 31,            December 31,
                                                                        1997                 1996
                                                                        ----                 ----

                                                                       (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable (Note 6)                                            $      721,47$         803,050
Accounts Payable & Accrued Expenses (Note 6)                           1,774,641       2,054,565
Arbitration award payable (Notes 3,5)                                    467,453         467,453
Income taxes payable                                                      52,547          71,158
                                                                          ------          ------

         Total Current Liabilities                                     3,016,114       3,396,226


Subordinated Debentures                                                  200,000         377,000

Commitments and Contingencies                                               --              --

Stockholders' Equity: (Note 2)
  Class A $2.20 Cumulative Preferred stock - $.001 par
    value; 100,000 shares authorized, 100,000 Shares Issued and
    Outstanding                                                              100             100
  Common  stock - $.001 par  value; 29,900,000 Shares
   authorized- 27,380,179 and 21,175,882  shares were outstanding
   at  3/31/97 and 12/31/96 respectively:                                 27,380          21,175
Additional Paid-in Capital                                            12,753,517      12,262,541
  Accumulated Deficit                                                (11,280,379)    (11,539,242)
                                                                     -----------     -----------

                                                                       1,500,618         744,574
Less treasury stock at cost, 35,000 share                               (167,500)       (167,500)
                             ------                                     --------        --------

         Total stockholders' equity                                    1,333,118         577,074

         Total Liabilities & Stockholder's Equity                  $   4,549,232      $4,350,300
                                                                   ============     ============



           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)



                                                     1997            1996
                                                     ----            ----



Commission Income (Note 5)                       $   248,400    $      --
Promotional Income                                    31,098           --
Net Sales                                               --        4,779,672
                                                   ---------      ---------

                                                     279,498      4,779,672

Cost of Sales                                           --        4,403,616
                                                   ---------      ---------

Gross Profit                                         279,498        376,056

Selling, General and Administrative Expenses         224,309        182,057
Depreciation and Amortization                          8,415         48,415
                                                   ---------      ---------
Operating Income (Loss)                               46,774        145,584
                                                   ---------      ---------
Other Income (Expense):
   Miscellaneous Income (Expense)                     52,084         (1,009)
   Interest Expense                                     --         (103,035)
   Financing Costs                                    (6,513)      (100,000)
                                                    ---------      ---------

         Total Other (Income)                         45,571       (204,044)
                                                      ======       ========


Income (Loss)  From Continuing Operations
Before Income Taxes                                   92,345        (58,460)
Income Taxes                                         (30,474)       (19,000)
                                                    ---------      ---------

Income  (Loss) From Continuing Operation         $    61,871    $   (39,460)
                                                 ===========    ===========

DISCONTINUED  OPERATIONS (Note 4)
Gain (Loss) from  Discontinued Operations            166,518       (250,510)
Income Taxes                                         (54 951        (79,870)
                                                    ---------      ---------

Net Income (Loss) from Discontinued Operations       111,567       (170,640)











           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Cont.)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


Income (Loss) Before Extraordinary Item                  173,438      (210,100)
Extraordinary Item - Reduction of Income Taxes
  Arising from Utilization of Loss Carryovers             85,425          --
                                                       ---------      ---------

Net Income (Loss)                                        258,863      (210,100)
Less Preferred Dividend                                     --          55,000
                                                       ---------      ---------

Income (Loss) Applicable to Common Stock  (Note 1)   $   258,863   $  (265,100)
                                                     ===========    ===========
Earnings (Loss) Per Common Share From
   Continuing Operations                                .004       $      (.02)
Earnings (Loss) Per Common Share From
   Discontinued Operations                              .006              (.03)
                                                       ---------      ---------

Earnings (Loss) Per Common Share                  $      .01       $      (.05)
                                                     ===========    ===========


Weighted Average Number of Shares Outstanding         24,557,884     5,059,228





                 See Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)




                                                             1997           1996
                                                             ----           ----

Cash Flows From Operating Activities:
Income (Loss) From Continuing Operations                $    92,345    $   (39,460)
Income (Loss) From Discontinued Operations                  166,518       (170,640)
Adjustments to Reconcile Net Income  (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
         Depreciation and Amortization                        8,415         48,415
         Amortization of Financing Costs                       --             --
         Non-Cash Expenses                                  422,181           --
         Reserve for Bad Debts                                 --          (98,380)
         Changes in Operating Assets and Liabilities:
          Accounts Receivable                                72,621      4,077,101
          Inventory                                       2,220,510
          Promotional Rebates                                  --         (976,023)
          Deferred Taxes                                       --          (98,870)
          Other Current Assets                             (176,379)      (357,898)
          Other Assets                                       18,984        (25,079)
          Accounts Payable & Accrued Expenses              (279,924)    (4,883,320)
          Income Taxes Payable                              (18,611)       (65,639)
                                                           ---------      ---------

                  Net Cash Flows (Used)
                  in  Operating Activities                  306,150       (369,283)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                            --         (166,541)
Due From Officers and Shareholders                             --          (29,142)
Payment of Collateral Security Deposit                     (125,000)          --
                                                           ---------      ---------

                  Net Cash Flows (Used)
                  in  Investing Activities                 (125,000)      (195,683)
Cash Flows  From Financing Activities:
Net Borrowing (Payments) on  Notes Payable                  (81,577)       195,453
Proceeds from Issuance of Common Stock                       75,000         55,184
Cash Dividends on Preferred Stock                              --          (55,000)
Long Term Debt                                             (177,000)          --
                                                           ---------      ---------

         Net Cash Flows Provided by
              Financing Activities                         (183,577)       195,637
                                                           ---------      ---------

Net  Increase ( Decrease)  in Cash                           (2,427)      (369,329)
Cash - Beginning of Period                                    2,897        370,000
                                                           ---------      ---------
Cash - End of Period                                    $       470    $       671
                                                        ===========    ===========



           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)



                                                         1997              1996
                                                         ----              ----

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
         Interest
                  Continuing Operations                  $    --      $ 103,035
                  Discontinued Operation                      --         30,000
                                                         =========    =========
Income Taxes
         Continuing Operations                       $   (18,611) $     (19,000)
         Discontinued Operation                               --        (79,870)
                                                         =========    =========

Supplemental Disclosure of Non-Cash Operating,
  Investing and Financing Activities:

Expenses paid via the distribution of registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                 --           --

Prepaid Expenses paid via the distribution of
  registered shares of the Company's Common
  Stock through it's Compensation and Services Plan           --           --


Total Non-Cash Operating, Investing and
                       Financing Activities                   --           --
                                                         =========    =========


                 See Notes to Consolidated Financial Statements

                      KRANTOR CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--  -----------------------------------------------------------

    ORGANIZATION
    ------------

     Krantor Corporation is a food brokerage Company specializing in groceries, frozen squid, general household merchandise and health and beauty aids in the promotional wholesale food industry throughout the United States.

     In April 1994, Krantor formed a wholly-owned subsidiary which is a full-service wholesale delivery company capable of providing direct store deliveries of inventory within hours of receiving an order, principally in the northeastern United States.

     In December 1995, Krantor formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributes specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, the Company discontinued all operations of IFD (see Note 4).

     In September 1996, Krantor formed a wholly-owned subsidiary which is a food brokerage company that represents manufacturers, retailers and wholesalers in connection with distribution of grocery and general merchandise products (see Note 5).

      PRINCIPLES OF CONSOLIDATION
      ---------------------------

     The consolidated financial statements include the accounts of Krantor Corporation and its subsidiaries (Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION
     -------------------

     The Company recognizes revenue at the time merchandise is shipped to the customer. Merchandise which is damaged or has the wrong specifications is returned by the Company to the supplier. The cost is recovered from the trucking company or the supplier, depending upon the nature of the return.

     CASH EQUIVALENTS
     ----------------

     The Company considers time deposits with original maturities of three months or less to be components of cash.

     CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The concentration of credit risk with respect to receivables is mitigated by the number of customers in the Company's customer base and their dispersion across a diverse geographic area as well as the credit worthiness of their major customers. The Company maintains an allowance for losses based upon the expected collection of all receivables. Fair value approximates carrying value for all financial instruments.

     INVENTORY
     ---------

     Inventory consists of finished goods and is stated at the lower of cost or market (first-in, first-out method).


     PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

     Maintenance and repairs of a routine nature are charged to operations as incurred. Betterment and major renewals which substantially extend the useful life of an existing asset are capitalized and depreciated over the estimated useful life. Upon retirement or sale of an asset, the cost of the asset and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is credited or charged to income.

     ADVERTISING
     -----------

     The Company expenses advertising costs as incurred.

     INCOME TAXES
     ------------

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

     NET INCOME (LOSS) PER COMMON SHARE
     ----------------------------------

     Net income (loss) per common share is based on the weighted average number of common shares outstanding. Outstanding stock options and warrants have not been included since the effect would be anti-dilutive.

     MANAGEMENT ESTIMATES
     --------------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from management's estimates.


2.   STOCKHOLDERS' EQUITY
--   --------------------

     The holders of Class A preferred shares are entitled to receive, as and when declared by the Board of Directors, cumulative dividends at the rate of $2.20 per share per annum before any dividends on the common stock shall be paid. In the event of the dissolution of the Company and the distribution of its net assets, the holders of the Class A preferred shares shall be paid in full at $10.50 per share plus all accumulated and unpaid dividends, before any amounts are distributed among the holders of the common shares. Unpaid cumulative dividends on the Class A preferred shares shall not bear interest. At March 31, 1997, there were no cumulative or outstanding dividends on the Class A preferred stock.

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

     In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 600,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 3,900,000 shares have been reserved since that date. Through March 31, 1997, the Company issued 3,516,258 shares for payment of services to employees and professional service providers and has 983,742 shares available in reserve under the plan.

3.   LITIGATION
--   ----------


     The Company is a named defendant in various lawsuits arising from the liquidation of IFD, including a lawsuit for breach of contract in the amount of $108,000. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at March 31, 1997, if any, that may arise out of such litigation, management believes the outcome will not have a material effect on the operations of the Company.


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


4.   DISCONTINUED OPERATIONS
--   -----------------------


     On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1997. Assets to be disposed of consisted primarily of accounts receivable and totaled approximately $230,000 at March 31, 1997. Net Gains related to IFD totaled $166,518 for the quarter ended March 31, 1997. The operations of IFD are included in the accompanying statement of operations as discontinued operations.


5.   COMMITMENTS AND CONTINGENCIES
--   -----------------------------


     DISTRIBUTION AGREEMENT
     ----------------------


     In 1996, the Company entered into a ten-year agreement with a Chinese trading company to distribute frozen seafood in the United States under a licensing arrangement. The Chinese trading company finances the purchase and sale of products marketed on its behalf and pays a commission to the Company based on sales generated by the distribution agreement. In consideration for the Chinese trading company providing products to the Company for sale and distribution and as security for doing so, the Company provided $2.2 million as collateral security for performance by the Company under the terms of the agreement.


     MANAGEMENT PARTNERSHIP AGREEMENT
     --------------------------------


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

     EMPLOYMENT AGREEMENTS
     ---------------------

     During 1995, IFD entered into employment agreements with three employees whereby each employee was entitled to receive a base salary of $108,000 with annual increases of 5% plus certain employee benefits through December 2000 and stock options to purchase 66,666 shares of the Company's common stock at $2.00 per share. The employees were terminated in 1996 and filed an arbitration claim for the balance due under the employment contracts.
     The employees received a favorable arbitration award in the amount of $230,000 to be paid over the remaining term of the employment contracts. Such amounts are included in the arbitration award payable at March 31, 1997. Krantor Corporation has guaranteed such agreements.


6.    MANAGEMENT'S PLANS
--    ------------------


     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the Company continuing as a going concern. However, the Company sustained a substantial operating loss in 1996 and at March 31, 1997, current liabilities exceeded current assets by $901,353. During 1996, the Company became unable to use its line-of-credit due to lack of collateral and the default of certain provisions of the loan agreement.


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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND


                              RESULTS OF OPERATIONS



                                    OVERVIEW





     The Company primarily brokers and merchandises the sale of frozen squid and promotional brand name grocery products through an agency agreement with a Chinese trading company, Asia Legend Trading Ltd. ("ALT") to the food industry. The Company discontinued its Kosher Food business (IFD) on June 30, 1996. (See
Note 4 to Consolidated Statements). The Company's current assets consist primarily of accounts receivable, prepaid expenses and cash. The Company's liabilities consist of accounts payable, short term and long term debt.


                              RESULTS OF OPERATION


Revenues from continued operations decreased for the three months ended March 31, 1997 to $279,498 a (94%) decrease as compared to the prior period. As a result of the Company's change of its business from a distributor to a food broker, the Company will only be recognizing commissions and promotional revenues in connection with its distribution and not direct product revenues. This revenue classification change causes the Company's revenue base to decrease as compared to prior years, but should not affect profitability.


Cost of sales for continued operations decreased for the quarter ended March 31, 1997 to $0 or (100 %) decrease as compared to the prior period. Since the Company no longer recognizes product sales, it no longer has any cost associated with product purchases.


Selling, General & Administrative (S,G&A) expenses from continuing operations increased to $224,309 for the period a 19% increase. The increase in S,G&A is related to higher professional expenses, advertising costs and a lower revenue base.


Income from continuing operations for the quarter totaled $61,871 for the period as compared to a $39,460 loss for the same period. This profit represents the Company's food brokerage business and promotional rebates the Company earns by representing food manufacturers. Income from discontinued operations totaled $111,567 for the quarter. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not negatively affect future operating results.


                         LIQUIDITY AND CAPITAL RESOURCES


The company reduced its working capital deficit by 35% to $901,353 from December 31, 1996. The deficit is directly related to current liabilities that are fully accrued for IFD's business that have not been settled or reconciled. Excluding IFD's current liabilities, working capital for continuing operations increased to $224,159 from December 31, 1996. IFD's inventory has been fully reserved, this bringing inventory value to $0.00 at March 31, 1997. Liabilities were reduced from $3.8 million to $3.2 million a 16% drop. (See Note 5 to Consolidated Statements). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand and satisfy its liabilities related to discontinued operations. Continuing operations will be conducted through Island Wholesale Grocers (IWG), the promotional grocery and seafood subsidiary of Krantor and the distribution agreement entered into on October 1, 1996 with ALT. (See

Note 1 to Consolidated Statements). There was no material change in the Company's accounts receivable since December 31, 1996.


     The Company plans on expanding its core grocery and frozen seafood market through its distribution agreement. Krantor believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. See Forward-Looking Information and Cautionary Statements. The Company has a deposit with ALT of $2.2 million for the purpose of securing the performance underlying the distribution agreement entered into in October 1996. The Company earns a 5% interest rate on the pledged deposit.


     The Company has an $8 Million credit facility with Fidelity Funding of California which expires on November 14, 1997. The Company is in technical default on the credit facility and currently not borrowing under the facility. The Company's business is exclusively being conducted through its food brokerage distribution agreement. The Company intends to pay the facility off through the liquidation of IFD's assets. The facility, which expired in November 1996, was extended on May 11, 1996 through November 14, 1997 by Fidelity. The Company's loan balance is $304,752 as of March 31, 1997.


     Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in Forward-Looking Information and Cautionary Statements. Management has no plans to alter the nature of its business, other than by discontinuing its Kosher frozen food business (IFD).


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


SEASONALITY
-----------


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


INFLATION
---------


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

              FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS
              -----------------------------------------------------


     Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:


1.       CASH FLOW.


     The Company has experienced cash shortages which continue to adversely affect its business. See Liquidity and Capital Resources. The Company requires additional working capital in order to maintain and expand its business.


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

6.       DISCONTINUED OPERATION.


     The Company has experienced a significant loss in discontinuing its Kosher Food business (IFD). This loss materially reduced the Company's working capital position. (See Liquidity & Capital Resources).


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


9.   NASDAQ SMALL-CAP QUALIFICATIONS.


     The Company currently does not qualify for NASDAQ small-cap listing. There are several proposals by the NASD that could have an effect on the Company's NASDAQ small-cap listing. In particular it may become mandatory for a stock listed on NASDAQ small-cap to have a price greater than or equal to $ 1.00. The Company's current stock price is materially under a $1.00. The Company expects to qualify under alternative requirements. In the event that the NASD makes it mandatory for a stock listed on NASDAQ Small Cap to be equal or greater than a $1.00, the Company may not qualify for listing. If the Company is de-listed from NASDAQ small-cap it may have a material adverse effect on the Company.

Part II- Other Information


Item 6- Exhibits and Reports on Form 8-K


(a)  Exhibits


              None





(b) There were two reports filed on Form 8-K for the first quarter ended March 31, 1997.


1.   2/10/97  Behai Tenda stock  subscription.


2.   3/20/97 Cygni stock subscription and Empire Settlement.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KRANTOR CORPORATION





                                        by:   /S/ Mair Faibish
Date:    4/29/97                        ____________________________
                                        By:  Mair Faibish,
                                        Chief Financial Officer


                                        by:   /S/  Mitchell Gerstein
Date:     4/29/97                       ____________________________
                                        By:  Mitchell Gerstein,
                                        Treasurer