Form 10-Q
period 1997-06-30
KRANTOR CORP
filed 1997-07-24
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997.

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 21, 1997 there were 1,346,411 shares outstanding of the registrant's common stock.

                               KRANTOR CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1997



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                            Page

         Consolidated Balance sheets as of June 30, 1997
         (Unaudited) and December 31, 1996                               2 -3

         Consolidated Statements of Operations for the six
         months ended June 30, 1997 and 1996 (Unaudited)                 4-5

         Consolidated Statements of Operations for the Three
         months ended June 30, 1997 and 1996 (Unaudited)                 6-7

         Consolidated Statements of Cash Flows for the Six  months
         ended June 30, 1997 and 1996 (Unaudited)                        8-9

         Notes to Consolidated  Financial Statements                     10-13

         Management's Discussion and Analysis of                         14-15
         Financial Condition and Results of Operations

         Forward Looking Information and Cautionary                      16-17
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                       18

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996





                                                               JUNE 30,        DECEMBER 31,
                                                                1997            1996
                                                                ----            ----
                                                            (UNAUDITED)

                               ASSETS
                               ------

Current Assets:
---------------





Cash .......................................................   $   95,998   $    2,897
Accounts Receivable - Net of allowance for doubtful accounts
  of $ 551,000 and $ 551,000 respectively  (Note 6) ........      337,788      491,427
Inventory ..................................................         --           --
Promotional Rebates (Note 3) ...............................    1,662,32     1,467,738
Other Current Assets .......................................      165,148       51,368

         Total Current Assets ..............................    2,261,260    2,013,430

Collateral  and Security  Deposit (Note 5) .................    2,177,995    2,052,995
Property and Equipment - Net ...............................       27,550       30,611

Other Assets ...............................................      221,343      253,264




         Total Assets ......................................  $ 4,688,148  $ 4,350,300
                                                               ==========   ==========








           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996





                                                                        JUNE 30,         DECEMBER 31,
                                                                        1997                1996
                                                                        ----                ----
                                                                       (UNAUDITED)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------




Notes Payable (Note 6) ..........................................   $    684,520    $    803,050
Accounts Payable & Accrued Expenses (Note 6) ....................      1,666,292       2,054,565
Arbitration award payable (Notes 3,5) ...........................        467,453         467,453
Income taxes payable ............................................         57,798          71,158

         Total Current Liabilities ..............................      2,876,063       3,396,226
                                                                    ------------    ------------


Subordinated Debentures .........................................        350,000         377,000

Commitments and Contingencies ...................................           --              --

Stockholders' Equity: (Note 2)
  Class A $2.20  Cumulative  Preferred  stock - $.001 par
     value;  100,000 shares authorized, 100,000 Shares Issued and
    Outstanding .................................................            100             100
Common  stock - $.001 par  value; 29,900,000 Shares
   authorized- 1,202,708 and 847,035  shares were outstanding
   at  6/30/97 and 12/31/96 respectively: .......................          1,203             847
Additional Paid-in Capital ......................................         12,806      12,282,869
  Accumulated Deficit ...........................................    (11,178,372)    (11,539,242)
                                                                     -----------     -----------
                                                                       1,629,585         744,574
Less treasury stock at cost, 1,400 shares........................       (167,500)       (167,500)

         Total stockholders' equity .............................      1,462,085         577,074

         Total Liabilities & Stockholder's Equity ...............   $  4,688,148   $   4,350,300
                                                                    ============    ============









           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                                                   1997              1996
                                                   ----              ----


Commission Income (Note 5) ...................   $   370,450    $      --
Net Sales ....................................     1,548,896      5,836,991
                                                   ---------      ---------

                                                   1,919,346      5,836,991

Cost of Sales ................................     1,345,852      5,356,548
                                                   ---------      ---------

Gross Profit .................................       573,494        480,443

Selling General and Administrative Expenses ..       442,006        220,728
Depreciation and Amortization ................        15,761         96,830
                                                      ------         ------

Operating Income (Loss) ......................       115,727        162,885
                                                     -------        -------

Other Income (Expense):
   Miscellaneous Income (Expense) ............        91,437        (10,848)
   Interest Expense ..........................          --         (197,177)
   Financing Costs ...........................       (12,476)      (125,500)
                                                     -------       --------

         Total Other (Income) ................        78,961       (333,525)
                                                      ======       ========


Income (Loss)  From Continuing Operations
Before Income Taxes ..........................       194,688       (170,640)
Income Taxes .................................       (64,247)       (56,000)
                                                     -------        -------

Income  (Loss) From Continuing Operation .....   $   130,441    $  (114,640)
                                                 ===========    ===========

DISCONTINUED OPERATIONS (Note 4)
Gain (Loss) from  Discontinued Operations ....       166,182     (4,387,088)
Income Taxes .................................       (54,951)    (1,448,000)
                                                     -------     ----------

Net Income (Loss) from Discontinued Operations       111,231     (2,939,088)












           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)




Income (Loss) Before Extraordinary Item ..........       241,672    (3,053,728)
Extraordinary Item - Reduction of Income Taxes
Arising from Utilization of Loss Carryovers ......       119,198          --

Net Income (Loss) ................................       360,870    (3,053,728)
Less Preferred Dividend ..........................          --         110,000

Income (Loss) Applicable to Common Stock  (Note 1)   $   360,870   $(3,163,728)
                                                     ===========   ===========
Earnings (Loss) Per Common Share From
   Continuing Operations .........................   $       .18   $     (1.11)
Earnings (Loss) Per Common Share From
   Discontinued Operations .......................           .16        (14.52)

Earnings (Loss) Per Common Share .................   $       .34   $    (15.63)
                                                     ===========   ===========
Weighted Average Number of Shares Outstanding ....     1,057,614       202,369


























           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                                                  1997                1996
                                                  ----                ----


Commission Income (Note 5) ...................   $   122,050    $      --
Net Sales ....................................     1,548,896      1,057,319

                                                   1,670,946      1,057,319

Cost of Sales ................................     1,376,950        952,932

Gross Profit .................................       293,996        104,387

Selling General and Administrative Expenses ..       217,697         38,671
Depreciation and Amortization ................         7,346         48,415

Operating Income (Loss) ......................        68,953         17,301

Other Income (Expense):
   Miscellaneous Income (Expense) ............        39,353         (9,839)
   Interest Expense ..........................          --          (94,142)
   Financing Costs ...........................        (5,963)       (25,500)

         Total Other (Income) ................        33,390       (129,481)


Income (Loss)  From Continuing Operations
Before Income Taxes ..........................       102,343       (112,180)
Income Taxes .................................       (33,773)       (37,000)

Income  (Loss) From Continuing Operation .....   $    68,570    $   (75,180)

DISCONTINUED OPERATIONS (Note 4)
Gain (Loss) from  Discontinued Operations ....          (336)    (4,136,393)
Income Taxes .................................          --       (1,367,945)

Net Income (Loss) from Discontinued Operations          (336)    (2,768,448)













           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)





Income (Loss) Before Extraordinary Item ..........        68,234    (2,843,628)
Extraordinary Item - Reduction of Income Taxes
  Arising from Utilization of Loss Carryovers ....        33,773          --

Net Income (Loss) ................................       102,007    (2,843,628)
Less Preferred Dividend ..........................          --          55,000

Income (Loss) Applicable to Common Stock  (Note 1)   $   102,007   $(2,898,628)
                                                     ===========   ============
Earnings (Loss) Per Common Share From
   Continuing Operations .........................   $       .09   $      (.63)
Earnings (Loss) Per Common Share From
   Discontinued Operations .......................          --          (13.48)

Earnings (Loss) Per Common Share .................   $       .09   $   (14. 11)
                                                     ===========   ============
Weighted Average Number of Shares Outstanding ....     1,134,415       205,441


























           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997            1996
                                                            ----            ----


Cash Flows From Operating Activities:

Income (Loss) From Continuing Operations ............   $   194,688    $  (114,640)
Income (Loss) From Discontinued Operations ..........       166,182     (2,939,088)
Adjustments to Reconcile Net Income  (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
         Depreciation and Amortization ..............        15,761         96,830
         Amortization of Financing Costs ............          --             --
         Non-Cash Expenses ..........................       274,141           --
         Reserve for Bad Debts ......................          --         (176,000)
         Changes in Operating Assets and Liabilities:
         Sale of  Markable Securities ...............          --           11,000
         Accounts Receivable ........................       153,639      5,794,920
         Inventory ..................................          --        4,346,958
         Promotional Rebates ........................      (194,588)      (976,023)
         Deferred Taxes .............................          --       (1,235,677)
         Other Current Assets .......................      (113,780)      (946,686)
         Other Assets ...............................        31,921         88,151
         Accounts Payable & Accrued Expenses ........      (388,273)    (4,356,793)
         Income Taxes Payable .......................       (13,360)      (307,854)

                  Net Cash Flows (Used)
                  in  Operating Activities ..........       126,331       (714,902)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment .................       (12,700)      (165,436)
Due From Officers and Shareholders ..................          --           77,712
Payment of Collateral Security Deposit ..............      (125,000)          --
Advances to Related Parties .........................          --          228,718

                  Net Cash Flows (Used)
                  in  Investing Activities ..........      (137,700)       140,994
Cash Flows  From Financing Activities:
Net Borrowing (Payments) on  Notes Payable ..........      (118,530)      (695,147)
Proceeds from Issuance of Common Stock ..............       250,000      1,073,673
Cash Dividends on Preferred Stock ...................          --         (110,000)
Long Term Debt ......................................       (27,000)          --
Deferred Cost .......................................          --          (62,479)

         Net Cash Flows Provided by
              Financing Activities ..................       104,470        206,047

Net  Increase ( Decrease)  in Cash ..................        93,101       (367,861)
Cash - Beginning of Period ..........................         2,897        370,000

Cash - End of Period ................................   $    95,998    $     2,139
                                                        ===========    ===========



           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                        1997              1996
                                                        ----              ----

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
         Interest

                  Continuing Operations ...........   $     --     $   197,177
                  Discontinued Operation ..........       23,100        64,951
                                                      ==========   ===========
Income Taxes
         Continuing Operations ....................   $     --     $   (56,000)
         Discontinued Operation ...................         --      (1,448,000)
                                                      ==========   ===========

Supplemental Disclosure of Non-Cash Operating,
  Investing and Financing Activities:

Expenses paid via the distribution of registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan .....         --            --

Prepaid Expenses paid via the distribution of
  registered shares of the Company's Common
  Stock through it's Compensation and Services Plan                       --


Total Non-Cash Operating, Investing and
                       Financing Activities .......         --            --
                                                      ==========   ===========

















           See Accompanying Notes to Consolidated Financial Statements

                      KRANTOR CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION
     ------------

     Krantor Corporation is a food brokerage Company specializing in groceries, frozen squid, general household merchandise and health and beauty aids(HBA) in the promotional wholesale food industry throughout the United States.

     In April 1994, Krantor formed a wholly-owned subsidiary which is a full-service wholesale delivery company capable of providing direct store deliveries of inventory within hours of receiving an order, principally in the northeastern United States.

     In December 1995, Krantor formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributed specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, the Company discontinued all operations of IFD (see Note 4).

     In September 1996, Krantor formed a wholly-owned subsidiary which is a food brokerage company that represents manufacturers, retailers and wholesalers in connection with distribution of grocery, HBA and general merchandise products (see Note 5).

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

     NET INCOME (LOSS) PER COMMON SHARE
     ----------------------------------

     Net income (loss) per common share is based on the weighted average number of common shares outstanding. Outstanding stock options and warrants have not been included since the effect would be anti-dilative.

     MANAGEMENT ESTIMATES
     --------------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from management's estimates.


2.       STOCKHOLDERS' EQUITY

     The holders of Class A preferred shares are entitled to receive, as and when declared by the Board of Directors, cumulative dividends at the rate of $2.20 per share per annum before any dividends on the common stock shall be paid. In the event of the dissolution of the Company and the distribution of its net assets, the holders of the Class A preferred shares shall be paid in full at $10.50 per share plus all accumulated and unpaid dividends, before any amounts are distributed among the holders of the common shares. Unpaid cumulative dividends on the Class A preferred shares shall not bear interest. At June 30, 1997, there were no cumulative or outstanding dividends on the Class A preferred stock.

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

     In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 600,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 3,900,000 shares have been reserved since that date. Through June 30, 1997, the Company issued 209,450 shares for payment of services to employees and professional service providers and has 4,290,550 shares available in reserve under the plan.

3.       LITIGATION


     The Company is a named defendant in various lawsuits arising from the liquidation of IFD. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at June 30, 1997, if any, that may arise out of such litigation, management believes the outcome may have a material effect on the operations of the Company.


     The Company has negotiated a settlement agreement with a major grocery manufacturer in connection with disputes relating to promotional rebates that are due the Company. Failure to honor the terms of the settlement agreement may have a material adverse effect on the company's business.


     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


4.       DISCONTINUED OPERATIONS


     On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1997. Assets to be disposed of consisted primarily of accounts receivable and totaled approximately $197,000 at June 30, 1997. Net Gains related to IFD totaled $166,182 for the six months ended June 30, 1997. The operations of IFD are included in the accompanying statement of operations as discontinued operations.


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


     MANAGEMENT PARTNERSHIP AGREEMENT
     --------------------------------


     During  1995,  Krantor  and  IFD  entered  into  a  management  partnership agreement with SCP Enterprises, a New York general partnership (Partnership) whose partners were employees of IFD. Under the terms of the agreement, 1% of IFD's sales in excess of $30 million and 20% of IFD's gross profit in excess of 12% of sales were to be paid to the Partnership annually through December 2000 or upon termination of said employees, if earlier. No amounts were paid in 1996 or 1995. The employees were terminated in 1996 and filed an arbitration claim for amounts due under the agreement. The employees received a favorable award in the amount of $237,453, which is included in arbitration award payable at December 31, 1996. The company is vigorously contesting and countersuing on this award.


     EMPLOYMENT AGREEMENTS
     ---------------------


     During 1995, IFD entered into employment agreements with three employees whereby each employee was entitled to receive a base salary of $108,000 with annual increases of 5% plus certain employee benefits through December 2000 and stock options to purchase 2,667 shares of the Company's common stock at $50 per share. The employees were terminated in 1996 and filed an arbitration claim for the balance due under the employment contracts. The employees received a favorable arbitration award in the amount of $230,000. Such amounts are included in the arbitration award payable at June 30, 1997. Krantor Corporation has guaranteed such agreements. The company has countersued and is contesting the awards.

6.        MANAGEMENT'S PLANS


     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the Company continuing as a going concern. However, the Company sustained a substantial operating loss in 1996 and at June 30, 1997, current liabilities exceeded current assets by $614,803. During 1996 and 1997, the Company became unable to use its line-of-credit due to lack of collateral and the default of certain provisions of the loan agreement.


     Management has discontinued the operations of IFD, intends to liquidate IFD's remaining assets and settle its outstanding liabilities.


     In view of these matters, realization of the Company's assets in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to realize its assets in the ordinary course of business while meeting its financing requirements. Management believes actions presently being taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND


                              RESULTS OF OPERATIONS





                                    OVERVIEW

The Company primarily brokers and merchandises the sale of frozen squid and promotional brand name grocery products through an agency agreement with a Chinese trading company, Asia Legend Trading Ltd. ("ALT") to the food industry. The Company discontinued its Kosher Food business (IFD) on June 30, 1996. (See
Note 4 to Consolidated Statements). The Company's current assets consist primarily of accounts receivable, promotional rebates, prepaid expenses and cash. The Company's liabilities consist of accounts payable, short term and long term debt.

                              RESULTS OF OPERATION


Revenues decreased for the six months ended June 30, 1997 to $1,919,346 a (67%) decrease as compared to the prior period. As a result of the Company's change of its business from a distributor to a food broker, the Company is recognizing only commissions on many of its sales in connection with its distribution agreement with ALT. This revenue classification change causes the Company's revenue base to decrease as compared to prior years, but should not affect profitability.


Cost of sales for decreased for the six months ended June 30, 1997 to $1,345,852 or (75 %) decrease as compared to the prior period. Gross profit for direct sales increased from 8.2% to 13% for the same period. The company is realizing better margins on its sale of groceries as compared to the prior period.


Selling General & Administrative (S,G&A) expenses increased to $442,006 for the period a 100% increase. In 1996 most of the S.G&A expenses were absorbed by IFD, which has been discontinued. Currently all expenses are absorbed by Krantor. As a result S.G&A is proportionally higher in the first six months.


Income from continuing operations for the six months ended June 30, 1997 totaled $130,441 for the period as compared to a $114,640 loss for the same period. This profit represents the Company's food brokerage and direct sales business. Income from discontinued operations totaled $111,231 for the six months ended June 30, 1997. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not negatively affect future operating results. Earnings per share for continuing operations were $.18 per share compared to a $1.11 per share loss for the prior six months period.


                         LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 1997 the company reduced its working capital deficit by 56% to $614,803 from December 31, 1996. The deficit is directly related to current liabilities that are fully accrued for IFD's business that have not been settled or reconciled. Excluding IFD's current liabilities, working capital for continuing operations totaled 257,000 as of June 30, 1997. IFD's inventory has been fully reserved at June 30, 1997. Liabilities were reduced from $3.8 million to $3.2 million a 16% drop. (See Note 5 to Consolidated Statements). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand and satisfy its liabilities related to discontinued operations. Continuing operations will be conducted through Island Wholesale Grocers (IWG), the promotional grocery and seafood subsidiary of Krantor, and the distribution agreement entered into on October 1, 1996 with ALT. (See Note 1 to Consolidated Statements). There was no material change in the Company's accounts receivable since December 31, 1996.

The Company plans on expanding its core grocery and frozen seafood market through its distribution agreement. Krantor believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. See "Forward-Looking Information and Cautionary Statements." The company has collateral with ALT of $2.2 million for the purpose of securing the performance underlying the distribution agreement entered into in October 1996. The Company earns a 5% interest rate on the collateral security pledge.


The Company has an $8 Million credit facility with Fidelity Funding of California which expires on November 14, 1997. IFD is in technical default on the credit facility and currently not borrowing under the facility. The
Company's business is exclusively being conducted though its food brokerage distribution agreement. The Company intends to pay the facility off through the liquidation of IFD's assets. The facility, which expired in November 1996, was extended on May 11, 1996 through November 14, 1997 by Fidelity. IFD's loan balance is $267,799 as of June 30, 1997. Krantor and IWG do not owe any money to Fidelity, but Krantor has guaranteed IFD's loan.


Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in "Forward-Looking Information and Cautionary Statements."


Subject to available financing, the Company intends to further expand its continuing business through its distribution agreement by merchandising well accepted readily marketable promotional brand-name grocery products and frozen squid and other seafood products. However, there can be no assurance that the Company's proposed expansion plans will be successful. Additional working capital is required beyond the current available financing in order for the Company to expand from its current levels. The company is expanding it's product base especially as related to general merchandise that is carried by it's customers. The company entered the prepaid phone card business and is looking for other similar opportunities that complement its customer base.


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


     5.       COMPETITION.


     The Company is subject to competition in both its promotional grocery, prepaid phone cards and squid businesses. While both industries are highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service.

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


     Two former officers of IFD's business are claiming that the Company is required to pay their employment and management contracts. The Company believes that their claim for employment benefits is without merit. These former officers have been awarded $460,000 through arbitration. The Company has counter-sued against these officers claiming that they caused material damage to IFD's business which resulted in the closure of the operation. The company is attempting to negotiate a settlement with these former officers. If the arbitration award is converted to a judgement against the Company, it will have an adverse effect on the Company's business.


9.   NASDAQ SMALL-CAP QUALIFICATIONS.


     There are several proposals by the NASD that could have an effect on the Company's NASDAQ small-cap listing. In particular it may become mandatory for a stock listed on NASDAQ small-cap to have a price greater than or equal to $ 1.00. The Company's current stock price is trading near a $1.00. In the event that the NASD makes it mandatory for a stock listed on NASDAQ Small Cap to be equal or greater than a $1.00, the Company may not qualify for listing, if its stock drops below $1.00. If the Company is de-listed from NASDAQ small-cap it may have a material adverse effect on the Company.

PART II- OTHER INFORMATION


Item 6- Exhibits and Reports on Form 8-K


(a)  Exhibits


              None





(b) There were two reports filed on Form 8-K for the second quarter ended June 30, 1997.


1.   4/02/97  Empire settlement


2.   6/19/97 Arbitration award

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KRANTOR CORPORATION





                                        /S/ Mair Faibish
                                        ----------------
                                        By:  Mair Faibish
                                        Chief Financial Officer


Date:    7/23/97
-----    -------




                                         /S/  Mitchell Gerstein
                                         ---  -----------------
                                         By:  Mitchell Gerstein
                                         Treasurer


Date:     7/23/97
----     -------