Form 10-Q
period 1997-09-30
KRANTOR CORP
filed 1997-11-07
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the period ended    SEPTEMBER 30, 1997

                         Commission File Number: 0-19409

                               KRANTOR CORPORATION
             (Exact name of registrant as it appears in its charter)

                         DELAWARE               22-2993066
                         --------               ----------
                    (State of incorporation)    (I.R.S. Employer
                                                 identification no.)

           120 EAST INDUSTRY CT. DEER PARK, N.Y.        11729
           -------------------------------------        ------
           (Address of principal executive offices)    (zip code)

                                  516-586-7500
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [x] YES                   [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 3, 1997 there were 2,436,115 shares outstanding of the registrant's common stock.

                               KRANTOR CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1997



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                           Page

         Consolidated Balance sheets as of September 30, 1997
         (Unaudited) and December 31, 1996                              2 -3

         Consolidated Statements of Operations for the nine
         months ended September 30, 1997 and 1996 (Unaudited)           4-5

         Consolidated Statements of Operations for the Three
         months ended September 30, 1997 and 1996 (Unaudited)           6-7

         Consolidated Statements of Cash Flows for the nine  months
         ended September 30, 1997 and 1996 (Unaudited)                  8-9

         Notes to Consolidated  Financial Statements                    10-12

         Management's Discussion and Analysis of                        13-14
         Financial Condition and Results of Operations

         Forward Looking Information and Cautionary                     15-16
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                      17

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996






                                                                            SEPTEMBER 30, 1997         DECEMBER 31, 1996
                                                                            ----------------           ---------------
                                                                            (UNAUDITED)
                            ASSETS
                            ------

Current Assets:
---------------

Cash                                                                             $  5,302                     $  2,897
Accounts Receivable - Net of allowance for doubtful
accounts of $ 551,000 and $ 551,000 respectively (note 6)                         385,788                      491,427
Inventory                                                                               -                            -
Promotional Rebates (Note 3)                                                    1,688,986                    1,467,738
Other Current Assets                                                              100,184                       51,368
                                                                         ----------------             ----------------
Total Current Assets                                                            2,180,260                    2,013,430

Collateral and Security Deposit (note 5)                                        2,308,995                    2,052,995
Property and Equipment  - Net                                                      27,374                       30,611

Other Assets                                                                      209,040                      253,264
                                                                         ----------------             ----------------



Total Assets                                                                 $  4,725,669                 $  4,350,300
                                                                          ===============              ===============





           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                         SEPTEMBER 30, 1997         DECEMBER 31, 1996
                                                                          ----------------           ----------------
                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------

Notes Payable (Note 6)                                                         $  547,082                   $  803,050
Accounts Payable & Accrued Expenses (Note 6)                                    1,469,188                    2,054,565
Arbitration award payable (Notes 3,5)                                             467,453                      467,453
Income taxes payable                                                               48,817                       71,158
                                                                         ----------------             ----------------
Total Current Liabilites                                                        2,532,540                    3,396,226


Subordinated Debentures                                                           100,000                      377,000

Commitments and Contingencies

Stockholders' Equity: (Note 2)
------------------------------
Class A $2.20  Cumulative  Preferred  stock - $.001 par  value;  100,000  shares authorized, 100,000 Shares Issued and
Outstanding                                                                           100                          100
Common stock - $.001 par value; 29,900,000 Shares
authorized- 1,912,385 and 847,035 shares were outstanding
at 9/30/97 and 12/31/96 respectively:                                               1,912                          847
Additional Paid-in Capital                                                     13,342,530                   12,282,869
Accumulated Deficit                                                          (11,083,913)                 (11,539,242)
                                                                         ----------------             ----------------
                                                                                2,260,629                      744,574
Less treasury stock at cost,    1,400 shares                                    (167,500)                    (167,500)
                                                                         ----------------             ----------------
Total stockholders' equity                                                      2,093,129                      577,074

Total Liabilities & Stockholder's Equity                                     $  4,725,669                 $  4,350,300
                                                                          ===============              ===============


           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)





                                                                          1997                        1996
                                                                         ----------------             ----------------
Net Sales                                                                    $  3,512,810                 $  7,061,456
Cost of  Sales                                                                  3,007,407                    6,723,211
                                                                         ----------------             ----------------
Gross Profit                                                                      505,403                      338,245
Selling General and Administrative Expense                                        661,671                      457,340
Depreciation and Amortization                                                      15,938                       96,830
                                                                         ----------------             ----------------
Operating Income (Expense):                                                     (172,206)                    (215,925)
                                                                         ----------------             ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                  119,676                        2,352
  Commission Income (Note 5)                                                      370,450                            -
  Interest Expense                                                                      -                     (72,000)
  Financing Costs                                                                (19,863)                    (125,500)
                                                                         ----------------             ----------------
              Total Other (Income)                                                470,263                    (195,148)

                                                                          ===============              ===============

Income (Loss) From Continuing Operations
Before Income Taxes                                                               298,057                    (411,073)
Income Taxes                                                                     (98,359)                     (56,000)
                                                                         ----------------             ----------------
Income (Loss) From Continuing Operations                                       $  199,698                 $  (355,073)

                                                                          ===============              ===============
DISCONTINUED OPERATIONS (Note 4)
Gain (loss) from Discontinued Operations                                          157,272                  (7,388,183)
Income Taxes                                                                     (54,951)                  (1,448,000)
                                                                         ----------------             ----------------
Net Income (Loss) from Discontinued Operations                                    102,321                  (5,940,183)





           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)






Income (Loss) Before Extraordinary Item                                           302,019                  (6,295,256)
Extraordinary Item - Reduction of Income Taxes
Arising from Utilization of Loss Carryovers                                       153,310                            -
                                                                         ----------------             ----------------
Net Income (Loss)                                                                 455,329                  (6,295,256)
Less Preferred Dividend                                                                 -                      165,000
                                                                         ----------------             ----------------
Income (Loss) Applicable to Common Stock (Note 1)                              $  455,329               $  (6,460,256)
                                                                          ===============              ===============
Earnings (Loss) Per Common Share From
  Continuing Operations                                                            $  .24                    $  (2.14)
Earnings (Loss) Per Common Share From
  Discontinued Operations                                                             .12                      (24.49)
                                                                         ----------------             ----------------
Earnings (Loss) Per Common Share                                                   $  .36                   $  (26.63)
                                                                          ===============              ===============
Weighted Average Number of Shares Outstanding                                   1,248,104                      242,540




           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)




                                                                                1997                         1996
                                                                          ---------------             ----------------
Net Sales                                                                    $  1,963,914                 $  1,224,465
Cost of Sales                                                                   1,661,555                    1,366,663
                                                                         ----------------             ----------------
Gross Profit                                                                      302,359                    (142,198)
Selling General and Administrative Expenses                                       219,665                      236,612
Depreciation and Amortization                                                         177                            -
                                                                         ----------------             ----------------
Operating  Income (Loss)                                                           82,517                    (378,810)
                                                                         ----------------             ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                   28,239                       13,200
  Interest Expense                                                                      -                      125,177
  Financing Costs                                                                 (7,387)                            -
                                                                         ----------------             ----------------
              Total Other (Income)                                                 20,852                      138,377

                                                                          ===============              ===============

Income (Loss) From Continuing Operations
Before Income Taxes                                                               103,369                    (240,433)
Income Taxes                                                                     (34,112)                            -
                                                                         ----------------             ----------------
Income (Loss) From Continuing Operation                                         $  69,257                 $  (240,433)

                                                                          ===============              ===============
DISCONTINUED OPERATIONS (Note 4)
Gain (Loss) from Discontinued Operations                                          (8,910)                  (3,001,095)
Income Taxes                                                                            -                            -
                                                                         ----------------             ----------------
Net Income (Loss) from Discontinued Operations                                    (8,910)                  (3,001,095)




           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



Income (Loss) Before Extraordinary Item                                            60,347                  (3,241,528)
Extraordinary Item - Reduction of Income Taxes
  Arising from Utilization of Loss Carryovers                                      34,112                            -
                                                                         ----------------             ----------------
Net Income (Loss)                                                                  94,459                  (3,241,528)
Less Preferred Dividend                                                                 -                       55,000
                                                                         ----------------             ----------------
Income (Loss) Applicable to Common Stock (Note 1)                               $  94,459               $  (3,296,528)
                                                                          ===============              ===============

Earnings (Loss) Per Common Share From
  Continuing Operations                                                            $  .06                     $  (.98)
Earnings (Loss) Per Common Share From
  Discontinued Operations                                                               -                       (9.96)
                                                                         ----------------             ----------------
Earnings (Loss) Per Common Share                                                   $  .06                   $  (10.94)
                                                                          ===============              ===============
Weighted Average Number of Shares Outstanding                                   1,595,973                      301,200




           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                                   1997                        1996
                                                                         ----------------             ----------------
Cash Flows From Operating Activites:
Income (Loss) From Continuing Operations                                       $  298,057                 $  (355,073)
Income (Loss) From Discontinued Operations                                        157,272                  (5,940,183)
Adjustments to Reconcile Net Income (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
     Depreciation and Amortization                                                 15,938                       96,830
     Non-Cash Expenses                                                            810,726                      979,287
     Reserve for Bad Debts                                                              -                      602,000
     Changes in Operating Assets and Liabilities:
     Sale of Markable Securities                                                        -                       13,648
     Accounts Receivable                                                          105,639                    8,569,278
     Inventory                                                                          -                    5,462,917
     Promotional Rebates                                                        (221,248)                    (976,023)
     Deferred Taxes                                                                     -                  (1,286,012)
     Other Current Assets                                                        (48,816)                  (1,820,627)
     Other Assets                                                                  44,224                    (529,849)
     Accounts Payable & Accrued Expenses                                        (585,377)                  (5,304,079)
     Income Taxes Payable                                                        (22,341)                    (307,854)
                                                                         ----------------             ----------------
                      Net Cash Flows (Used)
                      in Operating Activities                                     554,074                    (795,740)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                              (12,701)                      660,484
Due From Officers and Shareholders                                                      -                       80,035
Payment of Collateral Security Deposit                                          (256,000)                            -
Advances to Related Parties                                                             -                      228,718
                                                                         ----------------             ----------------
                       Net Cash Flows (Used)
                       in Investing Activities                                  (268,701)                      969,237
Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                       (255,968)                  (3,522,979)
Proceeds from Issuance of Common Stock                                            250,000                    2,775,000
Cash Dividends on Preferred Stock                                                       -                    (165,000)
Long Term Debt                                                                  (277,000)                      500,000
Deferred Cost                                                                           -                     (62,479)
                                                                         ----------------             ----------------
          Net Cash Flows Provided by Financing Activities                       (282,968)                    (475,458)
                                                                         ----------------             ----------------
Net Increase (Decrease) in Cash                                                     2,405                    (301,961)
Cash - Beginning of Period                                                          2,897                      370,000
                                                                         ----------------             ----------------
Cash - End of  Period                                                            $  5,302                    $  68,039
                                                                          ===============              ===============

           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                        1997          1996
                                                        --------------------   -----------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
              Interest
                             Continuing Operations      $               --     $    72,000
                             Discontinued Operation                   37,100       352,875
                                                        ====================   ===========
Income Taxes
             Continuing Operations                      $               --     $   (56,000)
             Discontinued Operations                                    --      (1,448,000)
                                                        ====================   ===========
Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Expenses paid via the distribution of  registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                           --            --

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                      --            --


                                                        --------------------   -----------
Total Non-Cash Operating, Investing and
                                 Financing Activities                   --            --
                                                        ====================   ===========

           See Accompanying Notes to Consolidated Financial Statements

                      KRANTOR CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

         Krantor Corporation is a food brokerage Company specializing in groceries, frozen squid, general household merchandise and health and beauty aids(HBA) in the promotional wholesale food industry throughout the United States.

         In 1997, the company entered the premium Cigar and Pre-paid Telephone card businesses. All businesses operate through subsidiaries.

         Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Krantor Corporation and its subsidiaries ("Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue recognition
         -------------------

         The Company recognizes revenue at the time merchandise is shipped to the customer or when services are rendered. Merchandise which is damaged or has the wrong specifications is returned by the Company to the supplier. The cost is recovered from the trucking company or the supplier, depending upon the nature of the return.

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

         Maintenance and repairs of a routine nature are charged to operations as incurred. Capital improvements and major renovations which substantially extend the useful life of an existing asset are capitalized and depreciated over the estimated useful life. Upon retirement or sale of an asset, the cost of the asset and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is credited or charged to earnings.

         Advertising
         -----------

         The Company expenses advertising costs as incurred.

         Income Taxes
         ------------

         The Company uses the asset and liability method of computing deferred income taxes. In the event differences between the financial reporting basis and the tax basis of an enterprise's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when it is more likely than not that such portion or all of such deferred tax assets will not be realized.

         Net income (loss) per common share
         ----------------------------------

         Net income (loss) per common share is based on the weighted average number of common shares outstanding for the period.

         Management estimates
         --------------------

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from management's estimates.

2.       STOCKHOLDERS' EQUITY

         The holders of Class A preferred shares are entitled to receive, as and when declared by the Board of Directors, cumulative dividends at the rate of $2.20 per share per annum before any dividends on the common stock shall be paid. In the event of the dissolution of the Company and the distribution of its net assets, the holders of the Class A preferred shares shall be paid in full at $10.50 per share plus all accumulated and unpaid dividends, before any amounts are distributed among the holders of the common shares. Unpaid cumulative dividends on the Class A preferred shares shall not bear interest. At September 30, 1997, there were no cumulative or outstanding dividends on the Class A preferred stock.

         The Company has the option of redeeming and/or retiring, upon thirty days notice, the Class A preferred stock, in whole or in part, at the cash price of $10.50 per share, in addition to dividends accumulated and accrued up to the date fixed for the redemption or retirement of the stock. Such redemption or retirement shall be effected only out of the capital of the Company and with the majority consent of stockholders.

         In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 600,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 3,900,000 shares have been reserved since that date. Through September 30, 1997, the Company issued 719,450 shares for payment of services to employees and professional service providers and has 3,780,550 shares available in reserve under the plan.


         3. LITIGATION

         The Company is named as defendant in various lawsuits arising from the liquidation of IFD. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at September 30, 1997, if any, that may arise out of such litigation, management believes the outcome may have a material effect on the operations of the Company.


         The Company has negotiated a settlement agreement with Proctor & Gamble Distributor Company in connection with disputes relating to promotional rebates that are due the Company. Failure to honor the terms of the settlement agreement may have a material adverse effect on the company's business.

         Two former officer's of IFD were awarded through arbitration $467,000 under disputed employment contracts. The award has been converted to a judgment against Krantor and Affiliated Island Grocers DBA Island Frozen & Dairy. (Collectively (AIG.) The company settled all actions relating to this case for $300,000 in common stock on November 6, 1997. Failure to honor the terms of the settlement will have an adverse effect on the company.


         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


4.       DISCONTINUED OPERATIONS


         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1997. Assets to be disposed of consisted primarily of accounts receivable and totaled approximately $197,000 at September 30, 1997. Net Gains related to IFD totaled $157,272 for the nine months ended September 30, 1997. The operations of IFD are included in the accompanying statement of operations as discontinued operations. The board of the Company is evaluating certain claims against parties that may have contributed to the losses incurred in the operation of IFD. There can be no assurance if the company decides to pursue there claims that any benefit would be resulted to the Company.


5.       COMMITMENTS AND CONTINGENCIES


         Distribution agreement
         ----------------------


         In 1996, the Company entered into a ten-year agreement with a Chinese trading company to distribute frozen seafood in the United States under a licensing arrangement. The Chinese trading company finances the purchase and sale of products marketed on its behalf and pays a commission to the Company based on sales generated by the distribution agreement. In consideration for the Chinese trading company providing products to the Company for sale and distribution and as security for doing so, the Company provided $2.3 million as collateral security for performance by the Company under the terms of the agreement.


6.        MANAGEMENT'S PLANS


         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the Company continuing as a going concern. However, the Company sustained a substantial operating loss in 1996 and at September 30, 1997, current liabilities exceeded current assets by $352,280. During 1996 and 1997, the Company became unable to use its line-of-credit due to lack of collateral and the default of certain provisions of the loan agreement and relies on the Chinese distributor agreement for its working capital (see Note 5)


         Management has discontinued the operations of IFD, intends to liquidate IFD's remaining assets and settle its outstanding liabilities.(see Note
         4)


         In view of these matters, realization of the Company's assets in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to realize its assets in the ordinary course of business while meeting its financing requirements. Management believes actions presently being taken to revise the Company's operating and financial requirements should provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                                    OVERVIEW


The Company primarily brokers and merchandises the sale of frozen squid and promotional brand name grocery products through a distribution agreement with a Chinese trading company, Asia Legend Trading Ltd,. ("ALT"). In 1997 the company entered the premium cigar market and pre-paid telephone card businesses. The Company discontinued its Kosher Food business (IFD) on June 30, 1996. (See Note 4 to Consolidated Statements). The Company's current assets consist primarily of accounts receivable, promotional rebates, prepaid expenses and cash. The Company's liabilities consist of accounts payable, short and long term debt.

                              RESULTS OF OPERATION


Revenues decreased for the nine months ended September 30, 1997 to $3,512,810 a (50%) decrease as compared to the prior period. Cost of sales decreased for the nine months ended September 30, 1997 to $3,007,407 or (56 %) decrease as compared to the prior period. Gross profit for direct sales increased from 4.8% to 14.4% for the same period. The company is realizing better margins on its sale of groceries and health beauty aids as compared to the prior period. Selling General & Administrative (S,G&A) expenses increased to $661,671 for the period a 31% increase. In 1996 most of the S.G&A expenses were absorbed by IFD, which has been discontinued. Currently all expenses are absorbed by the company. As a result S.G&A is proportionally higher in nine months.


Income from continuing operations for the nine months ended September 30, 1997 totaled $298,057 for the period as compared to a $411,073 loss to the prior period. Income from discontinued operations totaled $157,272 for the nine months ended September 30, 1997 compared to a 7.4 million loss to the prior period. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not negatively affect future operating results. Earnings per share for continuing operations were $.24 per share compared to a $2.14 per share loss for the prior nine months period.


The company's revenue base has been slowly recovering from losses of 1996. In order for the company to increase sales, it must reestablish it's relationships with the major grocery manufactures. The company is vigorously attempting to reestablish these ties as well as develop new one. Failure to re-establish these ties worked would have an adverse effect on the company. Furthermore, the Company is entering two new markets which include premium cigars and pre-paid telephone cards for sale to its existing customers. These product lines have lower sales volume than the companies traditional businesses, but higher margins and greater advertising and promotional expenses. The company believes that developing propriety products is in the best interest of the company's expansion. Failure to secure market penetration in the new lines would have an adverse effect on the company.

                         LIQUIDITY AND CAPITAL RESOURCES


As of Sept 30, 1997 the company reduced its working capital deficit by 75% to $352,280 from December 31, 1996. The deficit is directly related to current liabilities that are fully accrued for IFD's business that have not been settled or reconciled. IFD's inventory has been fully reserved at Sept 30, 1997. Liabilities were reduced from $3.4 million to $2.6 million a 24% drop. (See Note 5 to Consolidated Statements). The Company does not have sufficient working capital to fund its continuing operations. It requires additional financing to expand and satisfy its liabilities related to discontinued operations due to it's contingencies in IFD. The Company plans on expanding its core grocery and frozen seafood market through its distribution agreement. Krantor believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. See "Forward-Looking Information and Cautionary Statements." The company has collateral with ALT of $2.3 million for the purpose of securing the performance underlying the distribution agreement entered into in October 1996.


The Company has an $8 Million credit facility with Fidelity Funding of California which expires on November 14, 1997. IFD is in default on the credit facility and currently not borrowing under the facility. The Company's business is exclusively being conducted though its food brokerage distribution agreement. The Company intends to pay the facility off through the liquidation of IFD's assets. IFD's loan balance is $265,799 as of September 30, 1997. Krantor does not owe any money to Fidelity, but Krantor has guaranteed IFD's loan.


Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in "Forward-Looking Information and Cautionary Statements." Subject to available financing, the Company intends to further expand its continuing business through its distribution agreement by merchandising well accepted readily marketable promotional brand-name grocery products, frozen squid and other seafood products, premium cigars and pre-paid telephone cards. However, there can be no assurance that the Company's plans will be successful. Additional working capital is required beyond the current available financing in order for the Company to expand from its current levels. The company is expanding it's product base especially as related to general merchandise that is carried by it's customers.


SEASONALITY
-----------


Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months. However, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more products, increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter.
Sale of frozen squid is more significant in the fourth quarter due to the holidays.


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

              FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS
              -----------------------------------------------------


Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:


         1.       CASH FLOW.


         The Company has experienced cash shortages which continue to adversely affect its business. See "Liquidity and Capital Resources". The Company requires additional working capital in order to maintain and expand its business. Failure to raise additional cash will have an adverse effect on the company.


         2.       DEPENDENCE ON PUBLIC TRENDS.


         The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.


         3.       POTENTIAL PRODUCT LIABILITY.


         As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for products liability; there can be no assurance, however, that such claims will not arise in the future. Accordingly,( Asia Legend Trading Ltd.) maintains a product liability insurance policy of $10,000,000 per occurrence. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.


         4.       COMPETITION.


         The Company is subject to intense competition in its promotional grocery, prepaid phone cards, premium cigar market and squid businesses. While all industries are highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price, product recognition, and service. However, in all of the industries the company compete's there exists manufactures and distributors that have a stronger capital base and better product recognitions that further impair's the company's competitive edge.


         5.       DISCONTINUED OPERATION.


         The Company has experienced a significant loss in discontinuing its Kosher Food business (IFD). This loss materially reduced the Company's working capital position. (See Liquidity & Capital Resources). Many IFD creditors have claimed that Krantor has guaranteed this debt. The company disputes these allegation and is vigorously opposing there claims. Failure to resolve these claims may have an adverse effect on Krantor's working capital.

         6.       TRADE RELATIONS WITH CHINA.


         The Company is dependent  on trade with the People's  Republic of China
         (PRC). The Company's financing arrangements, distribution contracts and its supply of frozen squid with ALT a PRC company. Any government sanctions that cause an interruption of trade or prohibit trade with PRC through higher duties or quotas would have a material adverse effect on the Company's business.


         7.       LITIGATION

         The Company is named as defendant in various lawsuits arising from the liquidation of IFD. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at September 30, 1997, if any, that may arise out of such litigation, management believes the outcome may have a material effect on the operations of the Company.


         The Company has negotiated a settlement agreement with Proctor & Gamble Distributor Company in connection with disputes relating to promotional rebates that are due the Company. Failure to honor the terms of the settlement agreement may have a material adverse effect on the company's business.


         Two former officer's of IFD were awarded through arbitration $467,000 under disputed employment contracts. The award has been converted to a judgment against Krantor and Affiliated Island Grocers DBA Island Frozen & Dairy. (Collectively (AIG.) The company settled all actions relating to this case for $300,000 in common stock on November 6, 1997. Failure to honor the terms of the settlement will have an adverse effect on the company.


         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


         8.       NASDAQ SMALL-CAP QUALIFICATIONS.


         NASDAQ has increased it's maintenance requirements for small-cap companies. Under it's new guidelines a NASDAQ small-cap stock must trade over $1\per share and have a net tangible value in excess of $2 million. If the company fails to meet these requirements, it may be delisted from NASDAQ small cap. Such event would reduce the liquidity of the company's stock and will have an adverse effect on the company's business.

PART II- OTHER INFORMATION


Item 6- Exhibits and Reports on Form 8-K


(a)      Exhibits


          None

(b) There were no reports filed on Form 8-K for the third quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KRANTOR CORPORATION





Date:  10/31/97                     /S/ Mair Faibish
                                    ----------------------------------------
                                     By: Mair Faibish
                                         Chief Financial Officer


Date: 10/31/97                      /S/ Mitchell Gerstein
                                    ----------------------------------------
                                     By: Mitchell Gerstein
                                         Treasurer