Form 10KSB
period 1997-12-31
KRANTOR CORP
filed 1998-04-14
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997.
                        Commission file number 333-45777



                               KRANTOR CORPORATION
             (Exact name of registrant as specified in its charter)

                               DELAWARE 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               Identification No.)


                            10850 Perry Way, Ste 203
                              Wexford, Penna. 15090
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 412-980-6380

               Securities registered pursuant to Section 12(b) of
                                    the Act:


                      Title of Each Class Name of Exchange

              Common Stock, $.001 par value NASDAQ/Small-Cap System
                            and Boston Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On April 6, 1998, the aggregate market value of the voting stock of Krantor Corporation, held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for April 6, 1998) approximately $7,302,919. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of April 6, 1998 was 4,583,604.

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

ITEM 1.  BUSINESS

A.       OVERVIEW

     Krantor Corporation ("Krantor") and its subsidiaries (collectively the "Company") participate mainly in the food and grocery and health and beauty aids, frozen squid distribution and premium handmade cigar and other related tobacco product distribution industries. Trade sources estimate that this industry generates annual nationwide revenues of over $400 billion and $1.3 billion respectively. The Company, estimates that 80% of its business is generated in the Northeastern region of the United States.

     The Company entered the premium handmade cigar market at the end of 1997 through a Distributorship Agreement with a Dominican Republic Company. The Company believes that distributing premium handmade cigars to its existing customer base through regional sales offices, a national broker network and cable television marketing should develop for the Company a unique franchise in the premium handmade cigar business.

     Presently the Company is conducting its basic grocery business through and as an agent for ALT, which business has been reinforced and the Company believes strengthened by their 10 year exclusive U.S. distribution agreement with ALT. The agreement presently calls for the Company to distribute frozen squid, also known as calamari, exclusively in the United States. The agreement provides the Company with the opportunity to earn royalties on both squid and grocery sales distributed in the United States. It also allows the Company to utilize the purchasing power and financing capabilities of its trading partner to support the distribution of its products in the United States. In addition, the Chinese trading company is developing products to be marketed by the Company in the United States. Sales of calamari by the Company on behalf of its Chinese trading partner provide for above average profit margins due to the Company's resultant direct buying presence in China.

     The Company plans on expanding its core grocery and frozen seafood market through its subsidiaries. The Company believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. The Company prefers to use debt financing to expand its business but must currently rely on equity financing until the Company may be able to establish trade financing alternatively for its business. (See Management Discussion, Item
6).

     Affiliated Island Grocers d/b/a Island Frozen and Dairy ("IFD") has ceased functioning as an active subsidiary of the Company. The Company has terminated its Kosher Foods and Specialty Foods business as previously operated by IFD, has significantly curtailed its wholesaler operations in general, and is attempting to re-focus its business to its traditional business as a Promotional Grocery Product distributor, together with its expansion into distribution, presently on an agency basis, of frozen squid through agreements with the Company's established Chinese distribution agreement with Asia Legend Trading Ltd. ("ALT")(see "Chinese Distribution Agreement" and "Management Discussion and Financial Analysis" infra) and its acquisition and resale and/or distribution of premium hand made cigars and other related tobacco products derived from contacts of the Company in the Dominican Republic. Such businesses of Krantor are conducted through corporate subsidiaries whose stock is wholly or majority owned by Krantor, and the results of whose businesses are consolidated for reporting purposes with the financial statements of Krantor.

THE COMPANY'S EXECUTIVE OFFICES ARE LOCATED AT 10850 PERRY WAY, STE. 203, WEXFORD , PENNSYLVANIA 15090, AND ITS TELEPHONE NUMBER IS (412) 980-6380.

B.       CIGAR PRODUCTION AND SALE

         1.  DISTRIBUTION RIGHTS

     The Company, through one of its wholly owned subsidiaries (the "Affiliate"), entered into an exclusive distributorship agreement dated December 31, 1997 (the "Distribution Agreement") with Fabrica De Tobacco Valle Dorado, SA, a Dominican Republic corporation (the "DR Company") for the sale and distribution of premium hand made cigars manufactured in and from tobacco grown in the Dominican Republic. The Affiliate will retain 50% of the profits from the sale of the premium handmade cigars and will have discretion as to marketing strategies. The DR Company owns and/or exclusively leases, for at least the period of the Distribution Agreement, sufficient land and factory facilities in the Dominican Republic capable of producing premium hand-made cigars at a capacity of at least 500,000 cigars per month. The Affiliate will have the right to sell the premium handmade cigars under the several brand names developed to date by the DR Company, as well as the right to sell brands developed by the Affiliate to fit market niches which it may locate. The Distribution Agreement is for a term of 25 years with an option for a second 25 years, for worldwide distribution to locations directed by the Affiliate. The DR Company, which has shipped over 1,000,000 cigars to the United States since January 1, 1997, has present tobacco inventory on hand to produce approximately 3,500,000 cigars. The cigars presently marketed by the DR Company range from hand made short fillers that retail around $2.00 each to premium hand-made long filler cigars that retail as high as $6.00 each. Under the terms of the Distribution Agreement the Affiliate is to pay the DR Company for the cigars at cost and to split the profit derived from their resale. In addition, the Affiliate is to advance the costs needed for the sale, promotion, marketing, advertising, shipping to customers and all applicable taxes, and would be responsible for exhibition of the goods at trade shows and other advertising shows and publicity vehicles, all of which expenses would be deducted as costs, together with other costs of goods, including but not limited to delivery expense, distribution, selling, marketing, tobacco taxes and excise taxes, before arriving at the "profit" to be split. Management of the Company believes that the Company's historical inroads into the consumer goods distribution network will provide advantageous opportunity for establishment and enhancement of distribution channels for the cigars. There can be, of course, no assurance that the Affiliate will be successful in marketing cigars, especially in view of the various risk factors discussed herein.

         2.  CIGAR PRODUCTION

     According to statistics compiled by The Cigar Insider, a recognized written source of authority, the Dominican Republic produces and exports more premium handmade cigars into the United States than any other country in the world. It has a strong lead over all other cigar exporting nations, with nearly 50% of the market. Industry experts rate cigars manufactured in the Dominican Republic third in the world in quality, trailing only those from Cuba and Jamaica.

     Cuban cigars cannot be exported into the United States as a result of the 1962 trade embargo. Neither the Company nor any of its wholly-owned subsidiaries currently distribute or engage in any transactions involving Cuban cigars or any other products of Cuban origin. Removal of the trade embargo and the resultant distribution of Cuban cigars into the United States could have a material adverse effect on the prospective business for the Affiliate and thereby the Company.

         3.  COMPETITION

     The cigar distribution industry is dominated by a small number of large companies which are well known to the public. Management believes that, as a distributor of premium handmade cigars, the Affiliate will compete with a small number of primarily regional distributors, including Southern Wine and Spirits, Specialty Cigars, Inc., Cohabico and Old Scottsdale Cigar Company, Inc. and many other small tobacco distributors and jobbers. A number of larger, well-known cigar manufacturing and wholesale companies, along with major cigarette manufacturers, have not yet entered the retail distribution market to any appreciable degree, but may do so in the future. Such potential competitors include JR Cigar Company, Inc., Consolidated Cigar Corporation, Culbro Corporation, General Cigar Company, Swisher International Inc., Caribbean Cigar Company and US Tobacco. Many existing and potential competitors have larger resources than the Company and would, if they enter the premium handmade cigars distribution market, constitute formidable competition for the Company's business. There can be no assurance that the Company will compete successfully in any market.

         4. GOVERNMENTAL REGULATION AND TOBACCO INDUSTRY LITIGATION

     GENERAL. The tobacco industry in general has been subject to regulation by federal, state and local governments, and recent trends have been toward increased regulation. Regulations include labeling requirements, limitations on advertising and prohibition of sales to minors, laws restricting smoking from public places including offices, office buildings, restaurants and other eating establishments. In addition, cigars have been subject to excise taxation at the federal, state and local level, and those taxes may increase in the future. Tobacco products are especially likely to be subject to increases in excise taxation. Future regulations and tax policies may have a material adverse affect upon the ability of cigar companies, including the Company, to generate revenue and profits.

     HEALTH REGULATIONS. Cigars, like other tobacco products, are subject to regulation in the United States at the federal, state and local levels. Together with changing public attitudes toward smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause for a substantial decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry.

     FEDERAL REGULATION. In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that have prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of advertising expenses; have set a federal minimum age of 18 years for use of tobacco products; have increased labelling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; have modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; and have shifted regulatory control of tobacco products and advertisements from the FTC to the FDA.

     EPA LITIGATION. The U.S. Environmental Protection Agency (the "EPA") has recently published a report with respect to the respiratory effects of passive smoking, which report concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health impact.

     FDA REGULATION. The FDA has proposed rules to regulate cigarettes and smokeless tobacco in order to protect minors. Although the FDA has defined cigarettes in such a way as to include little cigars, the ruling does not directly impact large cigars. However, once the FDA has successfully exerted authority over any tobacco product, the practical impact may be felt by distributors and manufacturers of any tobacco product. If the FDA is successful, this may have long-term repercussions on the larger cigar industry.

     STATE REGULATION. In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Places where the majority of states have prohibited smoking include: any public building designated as non-smoking; elevators; public transportation; educational facilities; health care facilities; restaurants and workplaces. Local legislative and regulatory bodies have also increasingly moved to curtail areas. In a few states, legislation has been introduced which would require all little cigars sold in those states to be "fire-safe" little cigars, i.e., cigars which extinguish themselves if not continuously smoked. Passage of this type of legislation and any other related legislation could have a materially adverse effect on the Company's cigar business.

     TOBACCO INDUSTRY LITIGATION. Historically, the cigar industry has not experienced material health-related litigation. However, litigation against leading United States cigarette manufacturers seeking compensatory and, in some cases, punitive damages for cancer and other health effects alleged to have resulted from cigarette smoking is pending and being processed.

     PROPOSED SETTLEMENT WITH STATES. Several states have sued tobacco companies seeking to recover the monetary benefits paid under Medicaid to treat residents allegedly suffering from tobacco-related illnesses. On June 20, 1997, the Attorneys General of 40 states and the major United States tobacco companies announced a proposed settlement of the litigation, which, if approved by the United States Congress, would require significant changes in the way United States cigarette and tobacco companies do business. The potential impact, if any, on the cigar industry is uncertain, especially in view of the fact that it is not certain as to what the final terms of the settlement will be even as to cigarettes. However, the potential limitations on advertising, the distribution of anti-nicotine literature and the limitations on smoking areas are just examples of provisions which could, if adopted, adversely impact the cigar industry and thus the operations of the Company in this industry.

     CLASS ACTIONS. There have been various class actions instituted against the tobacco companies relating to cigarette smoking, certain of which are still pending. Although management does not believe that any of the deciding or pending actions will have a material adverse effect on the Company's cigar business, there can be no assurance that management's evaluation will be correct as this litigation evolves. Although there are numerous differences between the cigar and cigarette industries, the outcome of pending and future cigarette litigation may encourage various parties to bring suits on various grounds against cigar industry participants. While it is impossible to quantify what effect, if any, any such litigation may have on the Company's operations, there can be no assurance that such litigation would not have a material adverse effect on its operations.

     OSHA REGULATION. The Occupational Safety and Health Administration ("OSHA") has proposed an indoor air quality regulation covering the workplace that seeks to eliminate nonsmoker exposure to environmental tobacco smoke. Under the proposed regulation, smoking must be banned entirely from the workplace or restricted to designated areas of the workplace that meet certain criteria. The proposed regulation covers all indoor workplaces under OSHA jurisdiction, including, for example, private residences used as workplaces, hotels and motels, private offices, restaurants, bars and vehicles used as workplaces. The tobacco industry is challenging the proposed OSHA regulation on legal, scientific and practical grounds. It also contends that the proposed regulation ignores reasonable alternatives . There is no guaranty, however, that this challenge will be successful. Although management does not believe that the proposed OSHA regulation would have a material adverse effect on the cigar industry or the Affiliate, there can be no assurance that such regulation would not adversely impact the Company's business.

C.       CHINESE DISTRIBUTION AGREEMENT

     The Company in the last quarter of 1996 entered into a 10 year exclusive agreement with a major Chinese trading company (Asia Legend Trading Ltd. ("ALT") to distribute frozen squid (also known as calamari) in the United States (also being non-exclusive elsewhere). In such agreement and under such arrangement as provided therein, the Company acts as a distribution agent (on a licensing/royalty independent contractor basis) for the Chinese trading company and seeks to expand the demand for products offered by such Chinese company in the United States, including primarily squid, but also for other seafood and grocery items marketed by such Chinese company. In return for such services the Company is given a royalty and, further, such Chinese trading partner has agreed to significantly finance the operations of the Company, through subsidiaries where provided, in acting as their marketing and distribution agent for brand name grocery and health & beauty aid products, including financing the purchase/sale of products marketed for the Chinese trade partner. Currently the Company distributes squid in the Northeastern United States, which is presently the largest U.S. market area for such product. Gross Revenues related to the Chinese Distribution Agreement will not be reported by Krantor. Krantor's revenues will be the royalties derived through the sales generated by the distribution agreement.

D.       PROMOTIONAL DISTRIBUTION BUSINESS

         1.       BACKGROUND

     Since 1989,  the  Company has been a  distributor  of  Promotional  Grocery
Products. Industry sources estimate that the sale of Promotional Grocery Products generates annual revenues of approximately $40 billion. In 1995, the Company generated approximately 77% of its gross revenues from the distribution of Promotional Grocery Products. This business is a part of the approximately $40 billion promotional grocery distribution industry, which is a subset of the approximately $400 billion food distribution industry. The Promotional Grocery Products business involves the purchase of Promotional Grocery Products at deeply discounted prices. The companies operating in this business are able to purchase Promotional Grocery Products only when manufacturers provide promotional allowances as an inducement to promote particular products.


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

         3.       PROMOTIONAL DISTRIBUTION BUSINESS - TRUCKING, WAREHOUSE, AND
                  INSURANCE

     The Company does not own its trucks and is dependent on common carriers in the trucking industry. Although the Company can call upon any of several hundred common carriers to distribute its products. From time to time the trucking industry is subject to strikes or work stoppages, which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. All trucking and warehousing will be handled by representatives of ALT.

     The Company generally purchases Promotional Grocery Products for its promotional business in truck-load quantities to take advantage of better pricing from the supplier and lower freight costs. The Company's traffic department then arranges for transportation of the product through a computerized network of several hundred independent truckers coordinated through its warehouse operation. The Company does not foresee difficulty in arranging additional trucking if it increases its business volume. All purchases, shipping and warehousing is transacted through the Chinese distribution agreement and is handled by representatives of ALT. The Company has arranged for warehousing when and where necessary, on a contract basis and has thereby eliminated the existence of and need for centralized warehousing.

         4.       PROMOTIONAL DISTRIBUTION BUSINESS - COMPETITION

     The Promotional Products business is a highly competitive, fragmented business which, as noted above, generates approximately $40 billion in gross revenues. On a national level, the Company does not believe that any single wholesaler or retailer has a significant percentage of market share. The Company competes with a large number of wholesalers and retailers in the industry, many of whom have substantially greater financial resources than the Company. These competitors are able to make larger volume purchases and can finance larger inventories than the Company. Moreover, some of these competitors will sometimes receive preferential notice of product promotions prior to the Company.

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


E.       SEASONALITY

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

F.       EXPANSION STRATEGY

     Krantor plans to expand its core grocery and frozen squid market through its ten year distribution agreement with its Chinese trading partner. Subject to available financing, the Company plans to expand its continuing business by merchandising readily marketable promotional brand grocery products and frozen seafood and selling these goods to its customer base.


     In the second half of 1996, Krantor enhanced its expansion into the frozen squid business and has seen such segment of its business grow significantly since. As a result of this expansion, the Company believes it can obtain better margins on its sales of frozen seafood products.

     Management's plans are to focus on growth through internal operations. The Company believes that internal sales growth of at least 20 percent can be achieved over the next five years. The existing sales force can continue to add new customers to its base, in addition to increasing sales volume to existing customers. The
                                      -8-

Company plans to expand its sales territory by recruiting additional qualified sales personnel and establishing a broker network for its premium handmade cigars business.

G.       TRADEMARKS, LICENSES AND PATENTS

     The Company does not utilize any copyrights, trademarks, licenses or patents in its business. The Company has obtained a wholesale pharmaceutical license through the New York State Department of Education, but to date has not utilized it. Through its distribution agreements, the Company has US rights to the "Tenda" "Picolo" name in the marketing of seafood products and "Suarez Gran Reserva", "Breton Legend", "Anduleros", "Don Otilio","Alminante" "Nativo" and various other trade names in marketing of premium handmade cigars. The seafood trademarks are owned by ALT. The cigar tradenames are owed by Gran Reserve Corp.

H.       EMPLOYEES

     The Company as of the date of this report employs 7 full time persons all of which work in executive, administrative or clerical activities. The purchasing, transportation, sales and operations of the promotional grocery and seafood business employs approximately 20 full time persons all who are under the supervision and control of ALT. In the cigar distribution area there are 100 employees that work in the Dominican Republic for Fabrica De Tabaco Valle Dorado, SA. The Company also utilizes numerous independent brokers.

I.       ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local environmental laws and regulations. The Company believes that it is currently conducting its operations in material compliance with all such laws and regulations.

J.       COMPETITION

     The Company is small in both physical and financial attributes in comparison to many of its competitors in the grocery industry and other business areas in which it participates, and, although it plans an expansion to increase its position, the Company also competes with other more substantial companies in the sale and distribution of frozen seafood, including squid, although in this latter area of business the Company believes it may be among the largest distributors of squid from China. The Company's knowledge and experience in and devotion to its business, receptiveness to general customers, service, and its exclusivity arrangement with a major Chinese trading entity should continue to benefit its operations and continue to allow it to compete with its more financially endowed competitors.

K.       YEAR 2000 ISSUE

     The Company does not consider that there will be any material effect on its business operations of any Year 2000 issues relating to computer generated information and maintenance. The Company is not reliant on time based computer generated information which may be affected by such issues. The Company does not maintain inventory of any significance, the records of which might under other circumstances be adversely affected. Therefor the Company has not made any general plans to address any Year 2000 issues. However, the Company has purchased the necessary accounting software for its system that are Year 2000 compliant.

ITEM 2:  PROPERTIES

     The Company's central headquarters consists of approximately 1000 square feet of office space. Two of the Company employees work at this facility. The Company may expand its warehousing activities to other facilities if and when same may be deemed advisable for easy access to goods at various locations in the United States and/or abroad or for other reasons associated with the nature of goods sold. Currently squid from China is stored in freezers at warehousing facilities in New Jersey. The Company utilizes regional sales offices under the distribution agreement located in New York, New Jersey, Florida, Pennsylvania and the Dominican Republic.

     The Company has relocated its principal offices to 10850 Perry Way, Suite 203, Wexford, Pennsylvania near Pittsburgh, Pennsylvania and has arranged for warehousing, where necessary, on a contract basis. Such facility change was accomplished because of the lesser need for larger facilities in the wake of the Company's entering into its distributorship arrangement with its Chinese trading partner, the latter company being responsible for purchasing, financing, shipping and handling of all goods distributed for them by the Company. The new principal offices for the Company were established in Pennsylvania, closer to the domicile of Krantor's president, Henry Platek, which offices continue to be used principally as a contact point and are fully accessible by modern telecommunications. The Company maintains satellite offices in New York, New Jersey, Florida and the Dominican Republic.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Except for the items below, in the opinion of management, the amount of ultimate liability with respect to these proceedings and claims will not materially affect the financial position of the Company.

     The Company is named as a defendant in various lawsuits arising from the liquidation of Island Frozen and Dairy ("IFD"), a previous wholly-owned subsidiary of the Company. The Company has reserved and accrued on its books minimal funds to cover these possible claims. In June 1996, a complaint was filed in Superior Court Law Division, Essex County, New Jersey, Docket No.
ESX-L- 6491-96 by New Jersey National Bank against the Company, Affiliated Island Grocers, the then affiliate of the Company, and certain other defendants, seeking payment on secured business financing, to which claim the Company believes it has and has asserted significant claims to monetary offsets. The principal amount claimed owed by the Company in such lawsuit is $350,000.00. The Company does not believe that the extent of the balance of above mentioned lawsuits exceeds $100,000. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued and reserved for such losses, if any, that may arise out of such litigation, management believes that the outcome will not have a material effect on the operations of the Company.

     Action was brought by Krantor Corporation, and Island Wholesale Grocers Inc., an affiliated company of Krantor Corporation against The Proctor & Gamble Distributing Company, in which case The Proctor & Gamble Distributing Company counterclaimed, which action was brought in United States District Court, Eastern District of New York under docket no. CIV. 96- 1503(FB), the nature of the claims relating to promotional rebates which the Company claims from Proctor & Gamble and accounts payable from the Company to Proctor & Gamble which are claimed as due and outstanding. The Company has negotiated a settlement agreement with Proctor and Gamble in connection with this matter entered in

May 1997. The settlement involves recognition of debt due to Proctor & Gamble in the amount of $1,465,976 which the Company shall pay in cash and stock, as reduced by promotional rebates expected to offset at least one third of such settled amount. Full payment is due by April 30, 2000. Failure to abide by the terms of such settlement may have a material adverse effect on the Company's business.

     Two former officers of IFD were awarded through arbitration $467,000 under disputed employment contracts. The award was converted to a judgment against Krantor and Affiliated Island Grocers d/b/a Island Frozen & Dairy. An
involuntary Bankruptcy petition was attempted and the Company settled all actions relating to this case for $300,000 in shares of the Common Stock by stipulation entered in the Eastern District of New York, Case No. 897-87458-478 dated November 6, 1997.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In 1997 no matters were submitted for shareholder approval during the fourth quarter.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock are traded on NASDAQ Small-Cap under the symbol "KRAN", and on the Boston Stock Exchange under the symbol "KRN". The NASDAQ Stock Market, which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. NASDAQ utilizes today's information technologies -computer and telecommunications- to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each NASDAQ security and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to NASDAQ. These include industry leaders in computers, pharmaceutical, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on NASDAQ than on all other U.S. stock markets combined. The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

                                  COMMON STOCK

Quarter Ended                                High              Low
-------------                              -------           -------
March 31, 1996                              38.28             34.38
June 30, 1996                               35.93             33.59
September 30, 1996                           9.38              7.81
December 31, 1996                            9.38              1.56
March 31, 1997                               4.68              1.50
June 30, 1997                                3.13               .75
September 30, 1997                           1.44               .97
December 31, 1997                            3.19              1.03
March 31, 1998                               2.50              1.59

     On April 6, 1998, the Company had approximately 5000 shareholders of record, with much of the stock being held in street name. The Company is currently listed on NASDAQ Small Cap. In May 1997 the Company reserve split its common stock 1 for 25. The figures shown through December 31, 1996 are adjusted to show pro-forma post-split; all figures thereafter are also split adjusted.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future. The Company also has authorized and outstanding Class A Preferred Stock but dividends thereon have been waived (see below).

REDEMPTION OF PREFERRED STOCK AND SETTLEMENT ON DIVIDENDS

     In December 1997, the Company, by agreement with the holder thereof, redeemed all of its outstanding Preferred Stock and reached agreement regarding settlement on outstanding accrued dividends thereon, issuing to such holder 400,000 shares of unlegended common stock (as and for redemption), and an option (the "Option") to purchase 500,000 additional shares of legended common stock exercisable at $1.00 per share, together with payment of $350,000 from the Company to the holder (as settlement on any claims for accrued dividends and in lieu of future dividends). The Option does not vest until the Company has reached a pre-tax profit of $1,000,000 and if and when vested shall be for a five year term. The Preferred Stock was thereafter re-issued to Mair Faibish, the Company's Executive Vice President in recognition of and in consideration for his efforts in locating new product lines for marketing by the Company and his assistance in locating financing therefor, but dividends associated with such Stock have been waived and there will be no acceptance of redemption thereof unless same is done with the written consent of the Company's full Board of Directors, such alteration in the terms of the Preferred Stock being agreeable to the new holder evidenced by written agreement reached with the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS

OVERVIEW

     The Company primarily distributes and merchandises squid and promotional brand name grocery products through an agency agreement with a Chinese trading company ("ALT") to the food industry. The Company discontinued its Kosher Food business (IFD) on June 30, 1996. The Company's current assets consist primarily of accounts receivable, prepaid expenses and cash. The Company's liabilities consist of accounts payable, short term and long term debt. The Company also recently entered the business of the sale and distribution of premium handrolled cigars.
                                      -12-

RESULTS OF OPERATIONS

     The following table sets forth selected operational data of the Company, expressed as a percentage of revenues for the periods indicated below:


                            Years Ended December 31,

                                 1993     1994     1995     1996     1997
                                 ----     ----     ----     ----     ----

Revenues                         100.0%   100.0%   100.0%   100.0%   100.0%

Cost of Sales                    (90.8)   (89.3)   (87.9)  (106.2)   (77.8)

Operating Expenses                (7.7)   (10.6)    (8.1)   (11.0)   (17.1)


Other Income (expense)            (1.0)    (3.7)    (1.6)    (0.8)     0.6
                                  ----     ----      ----    ----     ----
Income(loss)from
Operations Before
Income Tax                         0.5     (3.6)     2.4    (18.0)     5.7

Income Tax
(Expense)Benefit                  (0.2)     1.2     (0.8)    (0.3)      --

Discontinued Operations             --       --     (0.3)  (131.5)    (2.4)
Extraordinary Item                 0.0      0.6       --       --       --
                                  ----     ----      ----    ----     ----

Net Income(Loss)                   0.3%    (1.8)%    1.3%  (149.8)%    3.3%

                          Year Ended December 31, 1997
                    Compared to Year Ended December 31, 1996

     Revenues from continued operations decreased for the year ended December 31, 1997 to $5.4 million, a (27%) decrease as compared to the prior period. The decrease in revenues is related to discontinuing IFD's business and operations and the recognition of commission income as opposed to direct sales. The Company's sales increased materially in the second half of 1997. The Company was able to re-establish direct vendor contacts, especially with its largest vendor, Proctor & Gamble thereby reducing overall product cost. The Company believes that in 1998 sales growth should substantially exceed 1996 and 1997 levels.

     Cost of sales decreased for the year ended December 31, 1997 to $4.2 million or (46%) decrease as compared to the prior year. The Company's cost of goods decreased as a percentage of sales. The Company attributes this change to increased commission income, increased squid sales and a more favorable marketing promotional program. The Gross Profit in 1997 was 23% as compared to a Gross Profit loss in 1996 due to the liquidation of IFD.


     Selling General & Administrative expenses from continuing operations increased to $907,386 for the period, a 16% increase. The increase in operating expenses is attributable to the total absorption by the Company of expenses in connection with closing down IFD. Costs incurred include legal expenses, financing costs and stock issuances in connection with satisfying IFD creditor claims.

     Net income from continuing operations increased to $305,807 ($.19 per share) compared to a loss of $1.5 million ($5 per share). The Company attributes its profitability to:

         a)       Closing its kosher business (IFD).

         b) signing a Distributorship Agreement with its Chinese trading partner to re-enter the promotional grocery business. This Agreement allowed the Company to reestablish vendor contacts and obtain financing for product purchases for re-sale to its customers in the promotional grocery and health & beauty aid
                  (HBA) business.

         c) increasing commission sales of squid manufactured by ALT at higher margins.

         d) streamlining its corporate overhead by establishing profit centers in each business segment with separate operating budgets.

         e) outsourcing all primary services relating sales, freight, warehousing and management information systems.

         f) significant utilization of the internet for sales, marketing and corporate exposure.

     One time charges from discontinued operations totalled $130,632 ($.08 per share) as compared to $9.7 million ($29 per share). As a result net income totalled $175,175 ($.11 per share) as compared to a loss of $11.3 million ($34 per share). The Company does not expect its future expenses from discontinued operations to be material to its future business.

     In 1998 the Company hopes to benefit from its entry to the premium handmade cigars business, as well as increasing its sales by purchasing from its primary vendors in the promotional grocery and HBA business.

                          Year Ended December 31, 1996
                    Compared to Year ended December 31, 1995

     Revenues from continued operations decreased for the year ended December 31, 1996 to $7.4 million an (83%) decrease as compared to the prior period. Revenues from discontinued operations (IFD) for the period totaled $12.8 million. Total revenues for the combined business would have been $20.2 million a 54% decrease from the prior period. The decrease in revenues is related to discontinuing IFD's business and the lack of sufficient working capital to maintain continuing operations. In addition a major kosher poultry manufacturer filed and was granted an injunction against the Company and IFD. The injunction limited the company's ability to do business in the third quarter and prevented the utilization of its credit facilities. In October, 1996 the injunction against the company was lifted. The injunction was related to IFD's business and not the Company's grocery and squid business. The redirection of capital to continuing operations should allow the promotional grocery and seafood business to expand to Fiscal 1995 profit levels starting in Fiscal year 1997; although additional capital may be required (See "Liquidity and Capital Resources" and "Forward looking and Cautionary Statement"). However, the Company will only be recognizing royalty revenues in connection with its distribution and not direct product revenue. This would cause the Company's revenue base to decrease as compared to prior years, but should not affect profitability.

     Cost of sales for continued operations decreased to $7.8 million or (80 %) decrease as compared to the prior year. This decrease was primarily attributable to the decrease in the Company's revenues due to discontinued operations and $1 million adjustment to a trade payable due Proctor & Gamble resulting from the Company's settlement with this primary vendor. The Company's gross profit from continuing operations decreased from 12.1% to (6.2)% in the same period. In order to support IFD's business and maintain its liquidity the Company needed to quickly sell inventory at margins that were lower than customarily realized. At the closing date of IFD's business the Company's cost of goods totaled $15.6 million on $12.8 million in revenues. In order to raise cash to satisfy creditor obligations the Company was forced to sell below its product cost. Furthermore, IFD reserved $425,000 against its $671,587 accounts receivable at December 31, 1996. The Company felt that in closing down IFD, it would have a difficult time to fully collect on its accounts and would need significant legal support in this effort.

     Selling General & Administrative (S,G&A) expenses from continuing operations decreased to $782,367 for the period a 77% decrease. This decrease is related to lower revenues from continued operations. SG&A as a percentage of sales for continued operation increased from 7.7% to 11.0% for the same period. The increase in operating expenses as a percentage of sales is due to the drastic reduction of sales. Major components of SG&A include freight expense, sales commissions and general service fees that are direct percentage of sales. As sales decline, these components of sale decline as well.


     Loss from continuing operations totaled $1.3 million for the period as compared to a $703,632 profit for the same period. This decrease is related to an (83%) drop in revenues from continuing operations and $1 million adjustment to a trade payable due Proctor & Gamble resulting from the Company's settlement with this primary vendor. Loss from discontinued operations totaled $9,690,148. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not materially affect future operating results.

     The Company fully reserved its IFD inventory at December 31, 1996. Due to Empire's injunction on the IFD inventory, the goods lost value due to their perishable nature. At December 31, 1997 the Company realized no sales from its inventory and in fact the public warehouses liquidated the IFD inventory to cover warehousing costs.

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

                         Liquidity and Capital Resources


     The company had a positive working capital of $85,000 at December 31, 1997. Excluding IFD's current liabilities, working capital for continuing operations equals $746,000. Liabilities were reduced from $3.4 million to $2 million a 41% drop. (See Notes 4 & 5 to Consolidated Statements). Reaching a positive working capital position is a significant milestone for the Company. The Company finally raised enough capital and turned its operations to profitability which significantly enhanced the liquidity of the Company. As a result the Company can begin to secure vendor credits and secured financing to grow its operating business. These changes reflect a positive working capital position of the Company after absorbing all costs related to discontinued operation (IFD). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand. Continuing operations will be conducted through Island Wholesale Grocers (IWG), and the distribution agreement entered into on October 1, 1996 with ALT. (See Note 9 to Consolidated Statements).

     The Company's receivables for the fiscal year increased by 130% to $1,128,000. The increase of receivables is due to several factors which include the Company's re-establishment, as a primary supplier, through IWG, of direct sales through its Distribution Agreement with ALT. The Company is financing a portion of its business through trade credits arranged through ALT and vendor credits established by IWG. The Company hopes to continue this trend with the support of ALT. The Company currently buys directly from one of the major food & consumer product companies in the United States.

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

     The Company had a $8 Million credit facility with Fidelity Funding of California which expires on November 14, 1997. The Company is currently not borrowing under the facility. The Company's business is being conducted though its distribution agreement. The Company believes that it no longer requires Fidelity's facility and intends to pay the facility off through the liquidation of IFD's assets. The facility, which expired in November 1996, was extended on May 11, 1996 through November 14, 1997 by Fidelity.

     Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in "Forward-Looking Information and Cautionary Statements." Management has no plans to alter the nature of its business.

     Subject to available financing, the Company intends to further expand its continuing business through its distribution agreement by merchandising well accepted readily marketable promotional brand-name grocery products, frozen squid and handmade premium cigars. However, there can be no assurance that the Company's proposed expansion plans will be successful.

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

         3.       Potential Product Liability.

                  As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for products liability; there can be no assurance, however, that such claims will not arise in the future. Currently, the Company does not carry product liability insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

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

         5.       Competition.

                  The Company is subject to competition in its promotional grocery, squid, and premium handmade cigars businesses. While these industries may be highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service and product quality and origin.


         6.       Trade Relations With China.

                  The Company is dependent on trade with the People's Republic of China (PRC). The Company's financing arrangements and distribution contracts with ALT involve a Chinese trading company and squid, which is directly supplied through the PRC. Any government sanctions that cause an interruption of trade or prohibit trade with PRC through higher duties or quotas could have a material adverse effect on the Company's business. China currently maintains a Most Favored Nation status with the United States, which it has maintained continuously since 1980, renewal of which is done on an annual basis each May, Loss of such status could have a material adverse affect on Company business.

         7.       Litigation

                  The Company is named as a defendant in various lawsuits arising from the liquidation of Island Frozen and Dairy ("IFD"), a previous wholly-owned subsidiary of the Company. The Company has reserved and accrued on its books minimal funds to cover these possible claims. In June 1996, a complaint was filed in Superior Court Law Division, Essex County, New Jersey, Docket No. ESX-L-6491- 96 by New Jersey National Bank against the Company, Affiliated Island Grocers, the then affiliate of the Company, and certain other defendants, seeking payment on secured business financing, to which claim the Company believes it has and has asserted significant claims to monetary offsets. The principal amount claimed owed by the Company in such lawsuit is $350,000.00. The Company does not believe that the extent of the balance of above mentioned lawsuits exceeds $100,000. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued and reserved for such losses, if any, that may arise out of such litigation, management believes that the outcome will not have a material effect on the operations of the Company.

                  Action was brought by Krantor Corporation, and Island Wholesale Grocers Inc., an affiliated company of Krantor Corporation against The Proctor & Gamble Distributing Company, in which case The Proctor & Gamble Distributing Company counterclaimed, which action was brought in United

                  States District Court, Eastern District of New York under docket no. CIV. 96-1503(FB), the nature of the claims relating to promotional rebates which the Company claims from Proctor & Gamble and accounts payable from the Company to Proctor & Gamble which are claimed as due and outstanding. The Company has negotiated a settlement agreement with Proctor and Gamble in connection with this matter entered in May 1997. The settlement involves recognition of debt due to Proctor & Gamble in the amount of $1,465,976 which the Company shall pay in cash and stock, as reduced by promotional rebates expected to offset at least one third of such settled amount. Full payment is due by April 30, 2000. Failure to abide by the terms of such settlement may have a material adverse effect on the Company's business.

                  Two former officers of IFD were awarded through arbitration $467,000 under disputed employment contracts. The award was converted to a judgment against Krantor and Affiliated Island Grocers d/b/a Island Frozen & Dairy. An involuntary Bankruptcy petition was attempted and the Company settled all actions relating to this case for $300,000 in shares of the Common Stock by stipulation entered in the Eastern District of New York, Case No. 897- 87458-478 dated November 6, 1997.

                  The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company, but there can be no assurance as to this.

         8.       Possible Loss of NASDAQ Small Cap Listing.

                  Krantor currently qualifies for trading on the Nasdaq Small Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Krantor has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Krantor has complied with the alternative criteria which are now eliminated under the new rules. If the bid price continues below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock in this offering to dispose of their shares of the Common Stock.

         9.       Risks of Business Development.

                  The Company has ventured into new lines of product distribution (see "Item I B (Cigars) (1997) and C (Squid)
                  (1996)") and such product lines are expected to constitute a material part of the Company's revenue stream. The Company has not restored its level of product sales to that of previous years but with the addition of these new product lines the Company is hopeful of reaching and hopefully exceeding those prior levels. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a profitable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the availability of funds from either of these sources.

         10.      Rapidly Changing Market May Impact Operations.

                  The market for the Company's products is rapidly changing with evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its continued ability to enhance its existing products and to introduce new products and features to meet changing customer requirements and emerging industry standards. The Company will have to develop and implement an appropriate marketing strategy for each of its products. There can be no assurance that the Company will successfully complete the development of future products or that the Company's current or future products will achieve market acceptance levels conducive to the Company's fiscal needs. Any delay or failure of these products to achieve market acceptance would adversely affect the Company's business. In addition, there can be no assurance that the products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

                  The Company's revenue base has been slowly recovering from losses of 1996 generating from the discontinuation of its Kosher Food business. In order for the Company to increase grocery sales, it must reestablish it's relationships with the major grocery manufactures. The Company is vigorously attempting to reestablish these ties to prior customers as well as develop new ones. Failure to re-establish these ties would have an adverse effect on the Company. Furthermore, the Company has entered new markets which include squid, and premium handmade cigars for sale to its existing customers and newly found sources. These product lines have lower sales volume than the Company's traditional business, but higher margins and greater advertising and promotional expenses. The Company believes that developing propriety products is in the best interest of the Company's expansion. The existence of and relationship with the
                  Company's Chinese Trading Partner has also significantly decreased the Company's cost of goods sold. Failure to secure market penetration in the new product lines would however have an adverse effect on the Company's profitability. Management believes actions presently being taken to revise the Company's operating and financial requirements should provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations and no adjustments have been made to offset the outcome of this uncertainty.

         11.      Dependence Upon Attracting and Holding.

                  The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. Although the Company's key employees have stock options, its key employees may voluntarily terminate their employment with the Company at any time. Competition for such employees is intense and the process of locating technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of key personnel could have a material adverse effect upon the Company's operating efforts and on its research and development efforts. The Company does not have key person life insurance covering its management personnel or other key employees.

         12. Extensive and Increasing Regulation of Tobacco Products and Litigation May Impact Cigar Industry.

                  The tobacco industry in general has been subject to extensive regulation at the federal, state and local levels. Recent trends have increased regulation of the tobacco industry. Although regulation initially focused on cigarette manufacturers, it has begun to have a broader impact on the industry as a whole and may focus more directly on cigars in the future. The recent increase in popularity of cigars could lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would have (i) prohibited the advertising and promotion of all tobacco products or restricted or eliminated the deductibility of such advertising expense, (ii) increased labeling requirements on tobacco products to include, among others things, addiction warnings and lists of additives and toxins, (iii) shifted control of tobacco products and advertisements from the Federal Trade Commission (the "FTC") to the Food and Drug Administration (the "FDA"), (iv) increased tobacco excise taxes and (v) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Future enactment of such proposals or similar bills may have an adverse effect on the results of operations or financial condition of the Company.

                  In addition, a majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies also have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by designated "smoking" areas. Further restrictions of a similar nature could have an adverse effect on the Company's sales or operations, such as banning counter access to or display of premium handmade cigars, or decisions by retailers because of public pressure to stop selling all tobacco products. Numerous proposals also have been considered at the state and local level restricting smoking in certain public areas, regulating point of sale placement and promotions and requiring warning labels.

                  Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986, there is no federal law requiring that cigars carry such warnings. California, however, requires "clear and reasonable" warning to consumers who are exposed to chemicals determined by the State to cause cancer on reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Similar legislation has been introduced in other states, but did not pass. There can be no assurance that other states will not enact similar legislation. Consideration at both the federal and state level also has been given to consequences of tobacco smoke on others who are not currently smoking (so called "second-hand" smoke). There can be no assurance that regulations relating to second hand smoke will not be adopted or that such regulation or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

                  Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation. The Company cannot predict the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business. See "Recent Developments"

                  On June 20, 1997 the Attorneys General of 40 states and the major United States cigarette manufacturers announced a proposed settlement of a lawsuit filed by the States. The proposed settlement, which will require that the United States Congress take certain action, is complex and may change significantly or be rejected. However, the proposal would require significant changes in the way United States cigarette and tobacco companies do business. Among other things: the tobacco companies will pay hundreds of billions of dollars; the FDA could regulate nicotine as a drug; class action lawsuits and punitive damages would be banned; and tobacco billboards and sporting event sponsorships would be prohibited. The potential impact, if any, of the settlement and related legislation on the cigar industry is uncertain.

                  In addition to the 40-state litigation referred to in the preceding paragraph, the tobacco industry has experienced and is experiencing significant health-related litigation involving tobacco and health issues. Plaintiffs in such litigation have sought and are seeking compensatory, and in some cases punitive, damages for various injuries claimed to result from the use of tobacco products or exposure to tobacco smoke. The proposed settlement of the 40-state litigation may have a material impact to limit litigation, but there can be no assurance that there would not be an increase in health-related litigation against the cigarette and smokeless tobacco industries or similar litigation in the future against the cigar industry. Costs of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's results of operations and/or financial condition. The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also, a recent study published in the journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and thereby directly links lung cancer to smoking. This study and other reports could affect pending and future tobacco regulation or litigation relating to cigar smoking.

         13.      Risks Relating to Marketing of Cigars.

                  The Company primarily will distribute premium handmade cigars which are hand-rolled and use tobacco aged over one year. The Company believes that there is an abundant supply of tobacco available through its supplier in the Dominican Republic for the types of premium handmade cigars the Company primarily will sell. However, there can be no assurance that increases in demand would not adversely affect the Company's ability to acquire higher priced premium handmade cigars.

                  While the cigar industry has experienced increasing demand for cigars during the last several years, there can be no assurance that the trend will continue. If the industry does not continue as the Company anticipates or if the Company experiences a reduction in demand for whatever reason, the Company's supplier may temporarily accumulate excess inventory which could have an adverse effect on the Company's business or results of operations.

         14. Social, Political, And Economic Risks Associated With Foreign Trade May Adversely Impact Business.

                  The Company purchases all of its premium handmade cigars from manufacturers located in countries outside the United States. In addition, the Company acquires squid through the People's Republic of China ("PRC"). Social and economic conditions inherent in foreign operations and international trade may change, including changes in the laws and policies that govern foreign investment and international trade. To a lesser extent social, political and economic conditions may cause changes in United States laws and regulations relating to foreign investment and trade. Social, political or economic changes could, among other things, interrupt cigar supply or cause significant increases in cigar prices. In particular, political or labor unrest in the Dominican Republic could interrupt the production of premium handmade cigars, which would inhibit the Company from buying inventory. Any government sanctions that cause an interruption of trade or prohibit trade with the PRC through higher duties or quotas could have a material adverse effect on the Company's business. Accordingly, there can be no assurance that changes in social, political or economic conditions will not have a material adverse affect on the Company's business.

         15.      Seasonality.

                  Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months. However, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able during these periods to purchase more products, increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter. Sale of frozen squid is more significant in the third and fourth quarters due to the seasonal catch which occurs in the second quarter.

         16.      No Dividends Likely.

                  No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Krantor contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

                                    PART III

     The information required by items 10-13 are omitted pursuant to general instruction G(3) to form 10K. The Company intends to include this information in its proxy statement which is expected to be mailed and filed with the Commission on or before April 30, 1998. The annual meeting expected to be scheduled in May 1998.

                                     PART IV

ITEM  8. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)      Documents filed as part of this Report:

1.       Financial Statements

The following financial statements of the Company are contained in Item 8 of this Report on the pages indicated:
                                                               Page
                                                               ----

Independent Auditors Reports                                   F1

Balance Sheets -
December 31, 1997                                              F2

Statements of Operations -
Years ended December 31, 1997 and
1996                                                           F3 - F4

Statements of Changes in Stockholders'
Equity - Years ended December 31, 1997 and
1996                                                           F5 - F6

Statements of Cash Flows - Years
ended December 31, 1997, and 1996                              F7 - F8

Notes to Financial Statements as of
December 31, 1997, and 1996                                    F9 - F15


2. Financial Statement Schedules

I. Independent Auditors Report on
   Financial Statement Schedule                                F-17

II.  Valuation Accounts                                        F-18



3.       (a) Exhibits:

         See Index to Exhibits

         (b) Reports on Form 8-K
         There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KRANTOR CORPORATION



                               by /s/ Mair Faibish
                               --------------------------------
                                      Mair Faibish
                                      Executive Vice President

Dated: April 14, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               by /s/ Mair Faibish
                               ----------------------------------
                                      Mair Faibish
                                      Executive Vice President
                                      Principal Financial Officer
                                      and Director
Signed: April 14, 1998



                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein, Director

Signed: April 14, 1998

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Board of Directors
Krantor Corporation

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Krantor
Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our report dated April 4, 1997, we were unable to confirm promotional rebates totaling $1,467,738 at December 31, 1996 or satisfy ourselves about the recoverability of promotional rebates through alternative procedures. As described in Note 14 to the financial statements, the Company has restated its December 31, 1996 financial statements to correctly record promotional rebates. Accordingly, our present opinion on the December 31, 1996 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Krantor Corporation and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                                               BELEW AVERITT LLP

Dallas,  Texas
March 18, 1998, except for
Note 15, as to which the
date is March 31, 1998

                      KRANTOR CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1997


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash  and cash equivalents                                      $    189,626
   Accounts receivable, net of allowance for doubtful accounts
    of $95,826                                                        1,128,000
   Promotional rebates (Note 14)                                        270,496
   Other current assets                                                 136,189
                                                                   ------------

       Total current assets                                           1,724,311

COLLATERAL SECURITY DEPOSIT (Note 9)                                  2,252,995

PROPERTY AND EQUIPMENT, net (Note 3)                                    117,402
                                                                   ------------

                                                                   $  4,094,708
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Notes payable (Note 4)                                          $    535,810
   Accounts payable and accrued expenses (Note 5)                     1,092,716
   Income taxes payable                                                  10,529
                                                                   ------------
       Total current liabilities                                      1,639,055

VENDOR DEBT DUE AFTER ONE YEAR (Note 5)                                 395,048

COMMITMENTS AND CONTINGENCIES (Note 9)                                     --

PREFERRED STOCK OF SUBSIDIARY (Note 6)                                  105,000

STOCKHOLDERS' EQUITY (Note 7)
   Class A preferred stock - $.001 par value; 100,000 shares
    authorized                                                              100
   Common stock - $.001 par value; 29,900,000 shares authorized           4,140
   Additional paid-in capital                                        14,467,141
   Deficit                                                          (12,348,276)
                                                                   ------------
                                                                      2,123,105

   Less treasury stock, at cost, 1,400 shares                          (167,500)
                                                                   ------------

       Total stockholders' equity                                     1,955,605

                                                                   $  4,094,708
                                                                   ============

          See accompanying notes to consolidated financial statements.

                                      F-2
                                      -30-

                      KRANTOR CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     Years ended December 31, 1997 and 1996

                                                                      1997            1996
                                                                 ------------    ------------

REVENUE
   Net sales (Note 10)                                           $  5,007,336    $  7,086,521
   Commission income (Note 9)                                         382,025         285,013
                                                                 ------------    ------------
                                                                    5,389,361       7,371,534

COST OF SALES (Note 14)                                             4,195,519       7,829,881
                                                                 ------------    ------------

GROSS PROFIT (LOSS)                                                 1,193,842        (458,347)

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                             907,386         782,367

DEPRECIATION AND AMORTIZATION                                          16,915          33,660
                                                                 ------------    ------------

OPERATING INCOME (LOSS)                                               269,541      (1,274,374)

OTHER INCOME (EXPENSE)
   Interest Income                                                    134,875            --
   Net gain (loss) on marketable securities                           (37,625)         13,673
   Miscellaneous income (expense)                                     (48,505)          3,027
   Interest expense                                                      --           (72,169)
   Financing costs                                                    (12,479)           --
                                                                 ------------    ------------

                                                                       36,266         (55,469)
                                                                 ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                                  305,807      (1,329,843)

INCOME TAX EXPENSE (Note 8)                                              --            23,149
                                                                 ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              305,807      (1,352,992)

DISCONTINUED OPERATIONS (Note 11)
   Loss from operations of IFD, net of applicable
     income tax benefit of $0                                            --        (4,386,904)
   Loss on disposal of IFD, net of applicable income
     tax benefit of $0                                               (130,632)     (5,303,244)
                                                                 ------------    ------------

NET INCOME (LOSS)                                                     175,175     (11,043,140)

LESS PREFERRED DIVIDENDS                                                 --           220,000
                                                                 ------------    ------------

INCOME (LOSS) APPLICABLE TO COMMON
 STOCK (Note 1)                                                  $    175,175    $(11,263,140)
                                                                 ============    ============

                                      F-3
                                      -31-

                      KRANTOR CORPORATION AND SUBSIDIARIES

                     Years ended December 31, 1997 and 1996



                                                                      1997            1996
                                                                 ------------    ------------

BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 13)
   Income (loss) from continuing operations                      $        .19    $      (4.76)
   Discontinued operations                                               (.08)         (29.36)

NET INCOME (LOSS) PER COMMON SHARE                               $        .11    $     (34.12)
                                                                 ============    ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE                         $        .11    $     (34.12)
                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

              [GRAPHIC OMITTED]KRANTOR CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                     Years ended December 31, 1997 and 1996



                               Class A                                Additional                                    Total
                              Preferred Stock      Common Stock        paid-in                      Treasury     stockholders'
                             Shares     Amount   Shares     Amount     capital         Deficit       stock          equity
                             ------------------  -----------------   ------------   ------------   -----------  --------------

Balance at
 December 31, 1995           100,000   $  100    197,996   $   198    $  8,596,510  $ (1,480,311)  $ (167,500)  $  6,948,997

Common stock issued
 in connection with
 Regulation S offering,
 less related expenses          --        --     597,381       597      3,325,967            --         --         3,326,564

Common stock issued
 for dividend on preferred
 stock                          --        --       3,000         3             (3)           --         --           --

Cash dividend on
 preferred stock                --        --        --        --          (75,500)           --         --       (75,500)

Common stock issued
 in connection with
 compensation plan              --        --      48,658        49        435,895            --         --        435,944

Net loss (Note 14)              --        --        --        --             --      (11,043,140)        --       (11,043,140)
                             --------  --------  --------  -------   ------------    ------------   -----------  --------------
Balance at
 December 31, 1996           100,000      100    847,035       847     12,282,869    (12,523,451)    (167,500)   (407,135)
                             =======      ===    =======       ===     ==========    ===========     ========    ========

                                      F-5
                                      -33-

              [GRAPHIC OMITTED]KRANTOR CORPORATION AND SUBSIDIARIES

                     Years ended December 31, 1997 and 1996


                               Class A                                Additional                                    Total
                              Preferred Stock      Common Stock        paid-in                      Treasury     stockholders'
                             Shares     Amount   Shares     Amount     capital         Deficit       stock          equity
                             ------------------  -----------------   ------------   ------------   -----------  --------------
Common stock issued
 in connection with
 Regulation S offering,
 less related expenses           --    $  --     1,612,200  $ 1,612  $  1,330,168   $     --       $    --       $  1,331,780

Redemption of
 preferred stock             (100,000)  (100)      400,000      400      (350,300)        --           --           (350,000)

Preferred stock issued
 to officer                   100,000    100          --       --            --           --           --                100

Common stock
 options exercised               --     --         275,000      275       442,225         --           --            442,500

Common stock issued
 in connection with
 compensation plan               --     --       1,006,280    1,006       762,179         --           --            763,185

Net income                       --     --            --       --            --        175,175         --            175,175
                             -------  ---------  ---------- -------  ------------   ------------   -----------  --------------

Balance at
 December 31, 1997            100,000  $ 100     4,140,515  $ 4,140  $ 14,467,141   $ (12,348,276) $ (167,500)   $ 1,955,605
                              =======  =====     =========  =======  ============   =============  ==========    ===========


          See accompanying notes to consolidated financial statements.

                                      F-6
                                      -34-

                      KRANTOR CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1997 and 1996

                                                                                         1997           1996
                                                                                   ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               $    175,175    $(11,043,140)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Discontinued operations                                                          (167,717)      3,558,312
      Depreciation and amortization                                                      16,915          33,660
      Loss on disposal of property and equipment                                         14,496            --
      Net (gain) loss from marketable securities                                         37,625         (13,673)
      Operating expenses paid with common stock                                         353,178         776,858
      Provision for bad debts                                                              --           318,346
   Changes in operating assets and liabilities:
      Purchases of marketable securities                                                (73,687)        (50,277)
      Sales of marketable securities                                                     36,062          77,821
      (Increase) decrease in:
         Accounts receivable                                                           (933,160)      6,149,894
         Inventory                                                                         --         4,683,366
         Promotional rebates                                                            (47,524)          8,186
         Deferred taxes                                                                    --           166,103
         Other current assets                                                            22,789          94,448
         Other assets                                                                    85,812        (215,213)
      Increase (decrease) in:
         Accounts payable and accrued expenses                                          (58,680)     (3,273,632)
         Income taxes payable                                                           (60,629)       (236,696)
                                                                                   ------------    ------------
                                                                                       (599,345)      1,034,363
                                                                                   ------------    ------------
   Net cash flows provided (used) by operating activities:
       Continuing operations                                                           (215,996)      7,166,199
       Discontinued operations                                                         (383,349)     (6,131,836)
                                                                                   ------------    ------------
Net cash flows provided (used) by operating activities                                 (599,345)      1,034,363
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                     (118,202)         (3,486)
Payment of collateral security deposit                                                  (75,000)       (739,400)
Payments from related party                                                                --           228,718
                                                                                   ------------    ------------
Net cash flows used by investing activities                                            (193,202)       (514,168)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on debt                                                                 (50,000)     (3,868,198)
   Issuance of subordinated debenture                                                      --           377,000
   Cash dividends on preferred stock                                                   (350,000)        (75,500)
   Proceeds from issuance of preferred stock of subsidiary                              105,000            --
   Proceeds from issuance of common stock                                             1,274,276       2,679,400
                                                                                   ------------    ------------
   Net cash flows provided (used) by financing activities                               979,276        (887,298)
                                                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                         186,729        (367,103)

CASH, beginning of year                                                                   2,897         370,000
                                                                                   ------------    ------------

CASH, end of year                                                                  $    189,626    $      2,897
                                                                                   ============    ============

                                      F-7
                                      -35-

                                       KRANTOR CORPORATION AND SUBSIDIARIES

                                      Years ended December 31, 1997 and 1996


                                                                                        1997            1996
                                                                                   ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

   Interest paid                                                                   $     37,100    $    967,778
                                                                                   ============    ============

   Income taxes paid                                                               $     60,629    $     65,443
                                                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  OPERATING, INVESTING AND FINANCING
  ACTIVITIES

   Inventory conveyed for collateral security deposit                              $       --      $  1,007,345
   Conversion of subordinated debentures                                                377,000            --
   Non-cash issuance of common stock                                                    532,610         306,250
                                                                                   ------------    ------------
       Total non-cash operating, investing and
         financing activities                                                      $    909,610    $  1,313,595
                                                                                   ============    ============

          See accompanying notes to consolidated financial statements.
                                      F-8

                      KRANTOR CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Krantor Corporation (Company) is a distributor of groceries, general household merchandise and health and beauty aids in the promotional wholesale industry. In addition, the Company also distributes squid and premium handmade cigars throughout the United States.

         In April 1994, Krantor formed a wholly-owned subsidiary which is a full-service wholesale delivery company capable of providing direct store deliveries of inventory within hours of receiving an order, principally in the northeastern United States.

         In December 1995, Krantor formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributed specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, the Company discontinued all operations of IFD (see Note 11).

         In September 1996, Krantor formed a wholly-owned subsidiary, New Era, Inc., which is a brokerage company representing manufacturers, retailers and wholesalers in connection with distribution of grocery and general merchandise products (see Note 9).

         In October 1997, New Era, Inc. formed a subsidiary, Premium Cigar Wrappers, Inc. (PCW), for the purpose of producing premium cigar wrappers in the Dominican Republic. New Era, Inc. owns 66% of the common stock and approximately 22% of the preferred stock of PCW (see
         Note 6).

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Krantor Corporation, its wholly-owned subsidiaries and its majority-owned subsidiary (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION

         The Company recognizes revenue at the time merchandise is shipped to the customer. The Company returns merchandise that is damaged or has the wrong specifications to the supplier. The cost is recovered from the trucking company or the supplier, depending upon the nature of the return.

         CASH EQUIVALENTS

         The Company considers time deposits with original maturities of three months or less to be components of cash.
                                      F-9
                                      -37-

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The concentration of credit risk with respect to receivables is mitigated by the credit worthiness of the Company's major customers. The Company maintains an allowance for losses based upon the expected collectibility of all receivables. Fair value approximates carrying value for all financial instruments.

         During 1997, the Company distributed its products through an unrelated intermediary and hence, all revenues were derived from this organization. As a result, the Company has an inherent business risk in concentrating its sales through this entity.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

         Maintenance and repairs of a routine nature are charged to operations as incurred. Betterments and major renewals which substantially extend the useful life of an existing asset are capitalized and depreciated over the asset's estimated useful life. Upon retirement or sale of an asset, the cost of the asset and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is credited or charged to income.

         ADVERTISING

         The Company expenses advertising and promotional costs as incurred. Advertising expense totaled approximately $63,000 and $5,000 for the years ended December 31, 1997 and 1996, respectively.

         EARNINGS PER SHARE

         The Company calculates earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average common shares and dilutive common share equivalents outstanding during each period.

         MANAGEMENT ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from management's estimates.

                                      F-10
                                      -38-

         STOCK-BASED COMPENSATION PLANS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employees or non-employees must pay to acquire the stock. Disclosures required by SFAS 123 are not material to the Company's financial statements.

         RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


2.       MARKETABLE SECURITIES

         Realized gains or losses on marketable securities are determined on the specific identification method. Net realized gains (losses) on sales of securities included in the determination of consolidated net income
         (loss)   amounted   to   $(37,625)   and  $13,673  in  1997  and  1996,
         respectively.


3.       PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 1997 consisted of the following:

         Office equipment                                                             $        193,355
         Machinery and equipment                                                                48,824
         Leasehold improvements                                                                 61,378
                                                                                      ----------------

                                                                                               303,557
         Less accumulated depreciation and amortization                                      (186,155)

                                                                                      $        117,402

4.       NOTES PAYABLE

         Notes payable at December 31, 1997 consisted of the following:

         Revolving line-of-credit                                                     $        301,633
         Note payable to investment company; non-interest bearing;
           principal due May 8, 1996, previously collateralized by
           inventory of IFD                                                                    159,177
         Note payable to bank due July 5, 1996; non-interest bearing;
           previously collateralized by inventory of IFD                                        75,000
                                                                                      ----------------

                                                                                      $        535,810

         The Company financed its receivables in the prior year through a revolving line-of-credit and security agreement with a lender. Under the terms of the agreement, the Company received cash advances of up to 80% of its eligible accounts receivable, as defined, with interest at prime plus 2%. During 1997, the lender ceased corresponding with the Company and reporting the activity related to collections of the collateral and corresponding reductions of the loan.

                                      F-11
                                      -39-

5.       VENDOR DEBT

         In 1997, the Company entered into an agreement with a vendor to repay the December 31, 1996 accounts payable balance of $1,465,976. The
         Company was required to pay $50,000 and offset 50% of earned promotional rebates against the payable due to the vendor. In March 1998, the Company renegotiated with the vendor and modified the terms of the agreement to pay off the remaining balance (see Note 15).

         The following are the scheduled maturities of vendor debt at December 31, 1997:

         Year ending
         December 31,
         ------------

              1998                         $        777,776
              1999                                  266,664
              2000                                  128,384
                                           ----------------

                                           $      1,172,824

6.       PREFERRED STOCK OF SUBSIDIARY

         PCW was incorporated in October 1997. The Company owns 66% of the common stock and approximately 22% of the preferred stock of PCW. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. In the event of dissolution of PCW, the holders of the preferred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.


7.       STOCKHOLDERS' EQUITY

         In May 1997, the majority of common stockholders voted to authorize a 1 for 25 reverse split of the Company's $.001 par value common stock. Any stockholders entitled to fractional shares were paid with cash based upon the current fair market value of the stock. All references in the accompanying financial statements to the number of common shares have been restated to reflect the stock split.

         During 1997, the Company redeemed 100% of the Class A preferred stock in exchange for $350,000, 400,000 shares of common stock and options to purchase 500,000 shares of restricted common stock exercisable at $1 per share. The options will vest if the Company achieves $1,000,000 in pretax income within five years. The preferred stock was thereafter reissued, at par value, to an officer of the Company in recognition of services rendered, however, all dividend privileges and stock redemption rights were stripped from the stock. The stock retains the 13 to 1 voting privilege.

         At December 31, 1997, the Company had outstanding warrants to purchase 578,000 shares of the Company's common stock, at $1.10 per share. The warrants become exercisable when the shares are registered and expire at various dates through 2002. At December 31, 1997, 578,000 shares of common stock were reserved for that purpose.

                                      F-12
                                      -40-

         In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 600,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 3,900,000 shares have been reserved since that date. Since the inception of the Plan, the Company has issued 1,343,450 shares for payment of services to employees and professional service providers. Under the Plan, the Company granted options in 1994, 1995 and 1997 to selected employees and professional service providers.

         The following is a summary of such stock option transactions for the years ended December 31, 1997 and 1996 in accordance with the Plan:


                                                                         Number of
                                                                          Shares
                                                                      ---------------

         Outstanding at December 31, 1995 (37,200 exercisable):                43,200
           Granted                                                                  -
           Terminated                                                        (14,000)
           Exercised                                                          (2,400)
                                                                      ---------------

         Outstanding at December 31, 1996 (26,800 exercisable):                26,800
           Granted                                                            275,000
           Terminated                                                        (26,800)
           Exercised                                                        (275,000)
                                                                      ---------------

         Outstanding at December 31, 1997                                           -
                                                                      ===============
         Option price                                                 $ .50 -  $ 2.25
                                                                      ===============
         Available for grant:
           December 31, 1996                                                2,409,430
                                                                      ===============
           December 31, 1997                                                3,156,550
                                                                      ===============

         The Company has also reserved 100,000 shares for a stock option plan (Option Plan) for non-employee, independent directors, which entitles each non-employee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, are immediately exercisable and have a term of ten years. The Company had 1,200 options outstanding and exercisable and 98,800 available for grant at December 31, 1997, 1996 and 1995 at an option price of $.50 per share.


8.       INCOME TAXES

         At December 31, 1997, the Company had a net operating loss carryforward of approximately $10,660,000 which will begin expiring in 2011 if not utilized. No Federal tax provision was required for 1996 due to the Company's net loss. The components of the deferred tax asset at December 31, 1997 were approximately as follows:

         Allowance for doubtful accounts                      $         32,600
         Net operating loss carryover                                3,624,500
         Deferred compensation                                          99,600
         Capital losses                                                 44,500
         Valuation allowance                                        (3,801,200)
                                                              ----------------

                                                              $              -
                                                              ================

                                      F-13
                                      -41-

9.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office space in Wexford, Pennsylvania under an operating lease which expires in August 2000. The Company also leases office space in Syosset, New York, under an operating lease which expires in December 1998. Rent expense for the years ended December 31, 1997 and 1996 was approximately $30,000 and $95,000, respectively.

         Future minimum lease commitments are $7,620, $7,620 and $5,080 for the years ending December 31, 1998, 1999 and 2000, respectively.

         DISTRIBUTION AGREEMENT

         In 1996, the Company entered into a ten-year agreement with a Chinese trading company to distribute frozen seafood in the United States under a licensing arrangement. The Chinese trading company finances the purchase and sale of products marketed on its behalf, and pays a commission to the Company, based on sales generated by the distribution agreement. In consideration for the Chinese trading company providing products to the Company for sale and distribution, and as security for doing so, the Company was required to provide $2,052,995 in 1996 and an additional $200,000 in 1997, as collateral security for performance by the Company under the terms of the agreement. The collateral security deposit bears interest at 5% and is received quarterly.

         LITIGATION

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at December 31, 1997, if any, that may arise out of such litigation, management believes the outcome will not have a material effect on the operations of the Company.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


10.      MAJOR CUSTOMERS

         The Company had one customer, the U.S. agent of the Chinese Trading Company that provides financing to the Company, which accounted for 100% of total sales for 1997. Accounts receivable from this customer accounted for approximately $1,013,000 (89.8%) of total trade accounts receivable at December 31, 1997. No single customer accounted for more than 10% of sales in 1996.


11.      DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1998. During 1997, the Company incurred additional expenses related to the liquidation of IFD and related litigation. The Company has approximately $536,000 in notes payable and $125,000 in accounts payable related to IFD at December 31, 1997. The aforementioned expenses related to IFD are included in the accompanying statement of operations as discontinued operations.

                                      F-14
                                      -42-

12.      FOURTH QUARTER ADJUSTMENTS

         The  Company   made  a  fourth   quarter   adjustment   to  correct  an
         overstatement of promotional rebates of $984,209 (see Note 14).


13.      EARNINGS PER SHARE

         The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive common stock.


                                                                      1997                  1996
                                                               ----------------      ---------------

         Net income applicable to common stockholders          $        175,175      $   (11,263,140)
                                                               ================      ===============

         Weighted average number of shares in basic EPS               1,630,220               330,071


         Effect of dilutive securities (stock warrants)                  17,320                     -
                                                               ----------------      ----------------

         Weighted average number of common shares
           and dilutive potential common shares used
           in diluted EPS                                             1,647,540               330,071
                                                               ================      ================


14.      PRIOR PERIOD ADJUSTMENTS

         The Company's financial statements as of December 31, 1996, have been restated to reflect an error in the recording of promotional rebates and preferred stock dividends. The effect of the restatement is as follows:


           For Year Ended                               As Previously
         December 31, 1996                                Reported                As Restated
         -----------------                                --------                -----------
         Balance sheet:
           Promotional rebates                       $      1,467,738           $        483,529
           Deficit                                   $    (11,539,242)          $   (12,523,451)

         Statement of operations:
           Cost of sales                             $      6,845,672           $      7,829,881
           Net loss applicable to common stock       $    (10,223,931)          $   (11,263,140)
           Net loss per common share                 $     (30.97)              $     (34.12)


15.      SUBSEQUENT EVENTS

         The Company renegotiated the settlement of amounts owing to a vendor on March 31, 1998. According to the terms of the agreement, the Company is required to issue $500,000 of common stock to the vendor during 1998, and repay the remaining balance in monthly payments of $22,222 from May 1998 through April 2000. No interest is being charged by the vendor (see Note 5).

         In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply the wrappers.

                                      F-15
                                      -43-

                            SUPPLEMENTAL INFORMATION

                                      F-16
                                      -44-

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Board of Directors
Krantor Corporation


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Krantor Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 18, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                               BELEW AVERITT LLP

Dallas, Texas
March 18, 1998


                                      F-17
                                      -45-

                      KRANTOR CORPORATION AND SUBSIDIARIES

                               Valuation Accounts

                                   Schedule II



                                                                     Additions
                                                  Balance at         charged to                       Balance at
                                                  beginning          costs and                            end
Description                                        of year            expenses         Deductions      of year
---------------------------------                -------------     -------------      ------------  --------------
Year ended December 31, 1997,
  allowance for doubtful accounts                $   551,000       $     --           $   455,174    $    95,826
                                                 =============     =============      ============  ==============

Reserve for deferred tax assets                  $ 3,819,443       $     --           $    18,243    $ 3,801,200
                                                 =============     =============      ============  ==============


                                      F-18
                                      -46-