Form 10QSB
period 1998-03-31
KRANTOR CORP
filed 1998-05-11
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended MARCH 31, 1998 --------------

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

                   10850 Perry Way, Suite 203 Wexford PA 15090
               (Address of principal executive offices) (zip code)

                                  412-980-6380
                                  ------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [x] YES          [  ]  NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 1, 1998 there were 4,994,015 shares outstanding of the registrant's common stock.

                               KRANTOR CORPORATION

                                    FORM 10-QSB
                                 MARCH 31, 1998



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                             Page

         Consolidated Balance sheets as of March 31, 1998
         (Unaudited) and December 31, 1997                                2-3

         Consolidated Statements of Operations for the three
         months ended March 31, 1998 and 1997 (Unaudited)                 4-5

         Consolidated Statements of Cash Flows for the three  months
         ended March 31, 1998 and 1997 (Unaudited)                        6-7

         Notes to Consolidated  Financial Statements                      8-11

         Management's Discussion and Analysis of                          12-13
         Financial Condition and Results of Operations

         Forward Looking Information and Cautionary                       14-19
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                        20

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


                                                         March 31, 1998             December 31, 1997
                                                        ----------------            ----------------
                                                         (Unaudited)
                            ASSETS
                            ------

Current Assets:
---------------

Cash                                                              15,199                  $  189,626
Accounts Receivable - Net of allowance for doubtful
accounts of  $0 and $95,826 respectively                       1,397,001                   1,128,000
Promotional Rebates (Note 6)                                     228,503                     270,496
Other Current Assets                                             139,051                     136,189
                                                        ----------------            ----------------
Total Current Assets                                           1,779,754                   1,724,311

Collateral and Security Deposit (note 6)                       2,252,995                   2,252,995
Property and Equipment  - Net                                    141,801                     117,402

Other Assets                                                           -                           -
                                                        ----------------            ----------------



Total Assets                                                $  4,174,550                $  4,094,708
                                                         ===============             ===============


           See Accompanying Notes to Consolidated Financial Statements



                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                         March 31, 1998            December 31, 1997
                                                                       ----------------            ----------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable (Note 2)                                                       $  484,134                   $ 535,810
Accounts Payable & Accrued Expenses (Note 3)                                    499,952                   1,092,716
Income taxes payable                                                              4,938                      10,529
                                                                       ----------------            ----------------
Total Current Liabilites                                                        989,024                   1,639,055


Vendor Debt due after one year (note 3)                                         328,382                     395,048

Commitments and Contingencies (note 6)                                                -                           -

Preferred Stock of Subsidiary (note 4)                                          105,000                     105,000

Stockholders' Equity: (Note 5)
Class A $2.20  Cumulative  Preferred  stock - $.001 par
value;  100,000  shares authorized, 100,000 Shares Issued and
Outstanding                                                                         100                         100
Common stock - $.001 par value; 29,900,000 Shares
authorized  4,919,515 and 4,140,515 shares were outstanding
at 3/31/98 and 12/31/97 respectively:                                             4,920                       4,140
Additional Paid-in Capital                                                   15,091,537                  14,467,141
Accumulated Deficit                                                        (12,176,913)                (12,348,276)
                                                                       ----------------            ----------------
                                                                              2,919,644                   2,123,105
Less treasury stock at cost,    1,400 shares                                  (167,500)                   (167,500)
                                                                       ----------------            ----------------
Total stockholders' equity                                                    2,752,144                   1,955,605

Total Liabilities & Stockholder's Equity                                      4,174,550                $  4,094,708
                                                                        ===============             ===============



           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                          1998                       1997
                                                        ----------------            ----------------
Net Sales                                                      1,949,133                           -
Commission Income (note 6)                                             -                     279,498
                                                        ----------------            ----------------
                                                               1,949,133                     279,498

Cost of Sales                                                  1,609,329                           -
                                                        ----------------                ------------
Gross Profit                                                     339,804                     279,498

Selling General and Administrative Expense                       196,529                     224,309
Depreciation and Amortization                                        399                       8,415
                                                        ----------------              --------------
Operating Income (Loss):                                         142,876                      46,774
                                                        ----------------            ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                     325                      52,084
   Interest Income                                                28,162                           -
  Financing Costs                                                      -                     (6,513)
                                                        ----------------            ----------------
              Total Other (Income)                                28,487                      45,571

                                                         ===============             ===============

Income (Loss) From Continuing Operations
Before Income Taxes                                              171,363                      92,345
Income Taxes                                                           -                    (30,474)
                                                        ----------------            ----------------
Income (Loss) From Continuing Operations                         171,363                   $  61,871

                                                         ===============             ===============
DISCONTINUED OPERATIONS (Note 7)
Gain (loss) from Discontinued Operations                               -                     166,518
Income Taxes                                                           -                    (54,951)
                                                        ----------------            ----------------
Net Income (Loss) from Discontinued Operations                         -                     111,567



           See Accompanying Notes to Consolidated Financial Statements


                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



Income (Loss) Before Extraordinary Item                                         171,363                     173,438
Extraordinary Item - Reduction of Income Taxes
Arising from Utilization of Loss Carryovers                                           -                      85,425
                                                                       ----------------            ----------------
Net Income (Loss)                                                               171,363                     258,863
Less Preferred Dividend                                                               -                           -
                                                                       ----------------            ----------------
Income (Loss) Applicable to Common Stock (Note 1)                               171,363                  $  258,863
                                                                        ===============             ===============
Earnings (Loss) Per Common Share From
  Continuing Operations                                                          $  .05                      $  .09
Earnings (Loss) Per Common Share From
  Discontinued Operations                                                             -                         .17
                                                                       ----------------            ----------------
Earnings (Loss) Per Common Share                                                 $  .05                      $  .26
                                                                        ===============             ===============
Weighted Average Number of Shares Outstanding                                 3,722,958                     982,315




           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                                         1998                       1997
                                                                       ----------------            ----------------

Cash Flows From Operating Activites:
Income (Loss) From Continuing Operations                                     $  171,363                   $  92,345
Income (Loss) From Discontinued Operations                                            -                     166,518
Adjustments to Reconcile Net Income (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
     Depreciation and Amortization                                                  399                       8,415
     Non-Cash Expenses                                                          625,176                   1,406,390
     Changes in Operating Assets and Liabilities:
     Accounts Receivable                                                      (269,001)                      72,621
     Promotional Rebates                                                         41,993                   (984,209)
     Other Current Assets                                                       (2,862)                   (176,379)
     Other Assets                                                                     -                      18,984
     Accounts Payable & Accrued Expenses                                      (659,430)                   (279,924)
     Income Taxes Payable                                                       (5,591)                    (18,611)
                                                                       ----------------            ----------------
                      Net Cash Flows (Used)                                    (97,953)                     306,150
                      in Operating Activities

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                            (24,798)                           -
Payment of Collateral Security Deposit                                                -                   (125,000)
                                                                       ----------------            ----------------
                       Net Cash Flows (Used)                                   (24,798)                   (125,000)
                       in Investing Activities
Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                      (51,676)                    (81,577)
Proceeds from Issuance of Common Stock                                                -                      75,000
Long Term Debt                                                                        -                   (177,000)
                                                                       ----------------            ----------------
Net Cash Flows Provided by Financing Activities                                (51,676)                   (183,577)
                                                                       ----------------            ----------------
Net Increase (Decrease) in Cash                                               (174,427)                     (2,427)
Cash - Beginning of Period                                                      189,626                        2897
                                                                       ----------------            ----------------
Cash - End of  Period                                                         $  15,199                      $  470
                                                                        ===============             ===============

           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                         1998                       1997
                                                                ----------------         ----------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
              Interest
                             Continuing Operations               $           --          $           --
                             Discontinued Operation                          --                      --
                                                                ================         ================
Income Taxes
             Continuing Operations                              $            --          $       (18,611)
             Discontinued Operations                                         --                      --
                                                                ================         ================
Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Expenses paid via the distribution of  registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                                --                      --

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                           --                      --


                                                                ----------------         ----------------
Total Non-Cash Operating, Investing and
                                 Financing Activities                        --                      --
                                                                ================         ================



           See Accompanying Notes to Consolidated Financial Statements

                      KRANTOR CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

         Krantor Corporation (Company) is a distributor of groceries, general household merchandise and health and beauty aids in the promotional wholesale industry. In addition, the Company also distributes squid and premium handmade cigars throughout the United States.

         In April 1994, Krantor formed a wholly-owned subsidiary, Island Wholesale Grocers, which is a full-service wholesale delivery company capable of providing direct store deliveries of inventory within hours of receiving an order, principally in the northeastern United States.

         In December 1995, Krantor formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributed specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, the Company discontinued all operations of IFD (see Note 7).

         In September 1996, Krantor formed a wholly-owned subsidiary, New Era, Inc., which is a brokerage company representing manufacturers, retailers and wholesalers in connection with distribution of grocery and general merchandise products (see note 6).

         In October 1997, New Era, Inc. formed a subsidiary, Premium Cigar Wrappers, Inc. (PCW), for the purpose of producing premium cigar wrappers in the Dominican Republic. New Era, Inc. owns 66% of the common stock and approximately 22% of the preferred stock of PCW (see
         Note 4).

         Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Krantor Corporation, and all of the other above Corporations metioned (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Advertising
         -----------

         The Company expenses advertising and promotional costs as incurred.

         Earnings Per Share
         ------------------

         Net income (loss) per common shared is based on the weighted average number of common shares outstanding for the period.

         Management Estimates
         --------------------

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from management's estimates.

2.       Notes Payable
         -------------

         Notes payable at March 31, 1998 consisted of the following:


            Revolving line-of-credit                                                  $  301,633
            Note payable to investment company:  non-interest bearing:
            principal due May 8, 1996, previously collateralized by
            inventory of IFD                                                             107,501
            Note payable to bank due July 5, 1996; non-interest bearing:
            previously collateralized by inventory of IFD                                 75,000
                                                                                      ----------
                                                                                         484,134


3.       Vendor Debt
         -----------

         In 1997, the Company entered into an agreement with a vendor to repay the December 31, 1996 accounts payable balance of $1,465,976. The
         Company was required to pay $50,000 and offset 50% of earned promotional rebates against the payable due to the vendor. In March 1998, the Company renegotiated with the vendor and modified the terms of the agreement to pay off the remaining balance. The Company renegotiated the settlement of amounts owing to a vendor on March 31, 1998. According to the terms of the agreement, the Company is required to issue $500,000 of common stock to the vendor during 1998, and repay the remaining balance in monthly payments of $22,222 from May 1998 through April 2000. No interest is being charged by the vendor.

         -----------

         The following are the scheduled maturities of vendor debt at March 31, 1998:


          Year ending
          December  31,
          ------------------
          1998                        227,776
          1999                        266,664
          2000                        128,384
                                      --------
                                      622,824


4.       Preferred Stock Of Subsidiary
         -----------------------------

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

5.       Stockholders' Equity
         --------------------

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

         AT March 31, 1998, the company had outstanding warrants to purchase 578,000 shares of the Company's common stock, at $1.10 per share.

         In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 900,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 3,900,000 shares have been registed and reserved since that date. Through March 31, 1998 the Company has issued 1,627,450 and has 3,172,550 available in reserve under the plan.

6.       Commitments and Contingencies
         -----------------------------

         Lease Commitments
         -----------------

         The Company leases office space in Wexford, Pennsylvania under an operation lease which expires in August 2000. The Company also leases office space in Syosset, New York, under an operating lease which expires in December 1998.

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

         ----------------------------

         Litigation
         ----------

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at March 31, 1998, if any that may arise out of such litigation, management believes the outcome will not have a material effect on the operations of the Company.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

7.       Discontinued Operations
         -----------------------

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1998. During 1997, the Company incurred additional expenses related to the liquidation of IFD and related litigation. The Company has approximately $484,000 in notes payable and $25,000 in accounts payable related to IFD at March 31, 1998.

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

                              RESULTS OF OPERATION

Revenues from continued operations increased for the three months ended March 31, 1998 to $ 1.95 million (597%) increase as compared to the prior period. The Company's grocery distribution business increased significantly as compared to the prior period. In the first quarter of 1997, the company did not realize direct sales, but only commissions on broker sales.

Cost of sales for continued operations increased for the quarter ended March 31, 1998 to $1.6 million. In the first quarter of 1997 the company recognized no cost of sales and transacted as a broker for its sales. In this first quarter of 1998, the company resumed its direct grocery business.

Selling General & Administrative (S,G&A) expenses from continuing operations decreased to $196,529 for the period a 13% decrease. The decrease in S,G&A is related to lower professional expenses, advertising costs, and general overhead costs.

Income from continuing operations for the quarter totaled $171,363 for the period as compared to a $92,345 profit for the prior period. The higher profit represents a greater sales volume and lower operating expenses than the prior period.

The following table sets forth selected operational data of the Company:

                          FIRST QUARTER ENDED MARCH 31,

                                                           1998            1997
                                                           ----            ----
Revenues                                           $  1,949,133      $  279,498
Income (Loss) from Continuing Operations             $  171,363       $  92,345
Earings (Loss) Per Common Share
From Continuing Operations                               $  .05          $  .09
Weighted Averge Number of Shares Outstanding          3,722,958         982,315


                         LIQUIDITY AND CAPITAL RESOURCES

The company increased it's working capital to $791,000 at March 31, 1998. Liabilities were reduced from 2 million to 1.3 million, a 35% drop. Reaching a positive working capital position is a significant milestone for the Company. The Company raised enough capital and turned its operations to profitability which enhanced the liquidity of the Company. As a result the Company can begin to secure vendor credits and secured financing to grow its operating business. These changes reflect a positive working capital position of the Company after absorbing all costs related to discontinued operation (IFD). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand. Continuing operations will be conducted through Island Wholesale Grocers (IWG), and the distribution agreement entered into on October 1, 1996 with ALT.

In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply the wrappers. The line is secured by the inventory and accounts receivables of the Dominican factory and Gran Reserve Corp. Advances against the line are 75% rate and the interest paid is 12%. Advances as of May 7, 1998 totalled $750,000.


The Company's receivables at March 31, 1998 increased by 24% to $ 1.4 million. The increase of receivables is due to several factors which include the Company's re-establishment, as a primary supplier, through IWG, of direct sales through its Distribution Agreement with ALT. The Company is financing a portion of its business through trade credits arranged through ALT and vendor credits established by IWG. The company hopes to continue this trend with the support of ALT.

Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in "Forward-Looking Information and Cautionary Statements.". Management has no plans to alter the nature of its business.

Subject to available financing, the Company intends to further expand its continuing business through its distribution agreement by merchandising well accepted readily marketable promotional brand-name grocery products, frozen squid and handmade premium cigars. However, there can be no assurance that the Company's proposed expansion plans will be successful.

The following table sets forth selected balance sheet data of the Company:


                                       3/31/98                 12/31/97
                                       -------                 --------

Total Assets                      $  4,174,550             $  4,094,708
Total Stockholders Equity         $  2,752,144             $  1,955,605
Working Capital                     $  790,730                $  85,256



SEASONALITY
-----------

Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months. However, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more products, increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter. Sale of frozen squid is more significant in the third and forth quarters due to the seasonal catch which occurs in the second quarter.

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

3.       POTENTIAL PRODUCT LIABILITY.

         As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for product liability; there can be no assurance, however, that such claims will not arise in the future. Currently, the company does not carry product liability insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

4.       RELIANCE ON COMMON CARRIERS.

         The Company does not utilize its own trucks in its business and is dependent, for shipping of product purchases, on common carriers in the trucking industry. Although the Company uses several hundred common carriers, the trucking industry is subject to strikes from time to time, which could have material adverse affect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

5.       COMPETITION.

         The Company is subject to intense competition in its promotional grocery, squid, and premium handmade cigars businesses. While these industries may be highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service and product quality and origin.

6.       TRADE RELATIONS WITH CHINA.

         The Company is dependent  on trade with the People's  Republic of China
         (PRC). The Company's financing arrangements and distribution contracts with ALT involve a Chinese trading company and squid, which is directly supplied through the PRC. Any government sanctions that cause an interruption of trade or prohibit trade with PRC through higher duties or quotas could have a material adverse effect on the Company's business. China currently maintains a Most Favored Nation status with the United States, which it has maintained continuously since 1980, renewal of which is done on an annual basis each May. Loss of such status could have a material adverse effect on Company business.


7.       LITIGATION

         The Company is named as a defendant in various lawsuits arising from the liquidation of Island Frozen and Dairy ("IFD"), a previous wholly-owned subsidiary of the Company. The Company has reserved and accrued on its books minimal funds to cover these possible claims. In June 1996, a complaint was filed in Superior Court Law Division, Essex County, New Jersey, Docket No. ESX-L-6491-96 by New Jersey National Bank against the Company, Affiliated Island Grocers, the then affiliate of the Company, and certain other defendants, seeking payment on secured business financing, to which claim the Company believes it has and has asserted significant claims to monetary offsets. The principal amount claimed owed by the Company in such lawsuit is $350,000.00. The Company does not believe that the extent of the balance of above mentioned lawsuits exceeds $100,000. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued and reserved for such losses, if any, that may arise out of such litigation, management believes that the outcome will not have a material effect on the operations of the Company.

         Action was brought by Krantor Corporation and Island Wholesale Grocers Inc., an affiliated company of Krantor Corporation against The Procter & Gamble Distributing Company, in which case The Procter & Gamble Distributing Company counterclaimed, which action was brought in United States District Court, Eastern District of New York under docket no. CIV. 96-1503 (FB), the nature of the claims relating to promotional rebates which the Company claims from Procter & Gamble and accounts payable from the Company to Procter & Gamble which are claimed as due and outstanding. The Company has negotiated a settlement agreement with Procter and Gamble in connection with this matter entered in May 1997. The settlement involves recognition of debt due to Procter & Gamble in the amount of $1,465,976 which the Company shall pay in cash and stock, as reduced by promotional rebates expected to offset at least one third of such settled amount. Full payment is due by April 30, 2000. Failure to abide by the terms of such settlement may have a material adverse effect on the Company's business.

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

8.       POSSIBLE LOSS OF NASDAQ SMALL-CAP LISTINGS.


         Krantor currently qualifies for trading on the Nasdaq Small Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 20, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Krantor has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap system because Krantor has complied with the alternative criteria which are now eliminated under the new rules. If the bid price continues below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker- dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock in this offering to dispose of their shares of the Common Stock.

9.       RISK OF BUSINESS DEVELOPMENT.

         The Company has ventured into new lines of product distribution and such product lines are expected to constitute a material part of the Company's revenue stream. The Company has not restored its level of product sales to that of previous years but with the addition of these new product lines the Company is hopeful of reaching and hopefully exceeding those prior levels. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a profitable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the availability of funds from either of these sources.

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

12. EXTENSIVE AND INCREASING REGULATION OF TOBACCO PRODUCTS AND LITIGATION MAY IMPACT CIGAR INDUSTRY.

         The tobacco industry in general has been subject to extensive regulation at the federal, state and local levels. Recent trends have increased regulation of the tobacco industry. Although regulation initially focused on cigarette manufacturers, it has begun to have a broader impact on the industry as a whole and may focus more directly on cigars in the future. The recent increase in popularity of cigars could lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would have (1) prohibited the advertising and promotion of all tobacco products or restricted or eliminated the deductibility of such advertising expense, (ii) increased labeling requirements on tobacco products to include, among others things, addiction warnings and lists of additives and toxins. (iii) shifted control of tobacco products and advertisements from the Federal Trade Commission (the "FTC") to the Food and Drug Administration (the "FDA"),
         (iv) increased tobacco excise taxes and (v) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Future enactment of such proposals or similar bills may have an adverse effect on the results of operations or financial condition of the Company.

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


         Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986, there is no federal law requiring that cigars carry such warnings. California, however, requires "clear and reasonable" warning to consumers who are exposed to chemicals determined by the state to cause cancer on reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Similar legislation has been introduced in other states, but did not pass. There can be no assurance that other states will not enact similar legislation. Consideration at both the federal and state level also has been given to consequences of tobacco smoke on others who are not currently smoking (so called "second-hand" smoke). There can be no assurance that regulations relating to second hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

         Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation. The Company cannot predict the ultimate content, timing or effect or any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business. See "Recent Developments"

         On June 20, 1997 the Attorneys General of 40 states and the major United States cigarette manufacturers announced a proposed settlement of a lawsuit filed by the states. The proposed settlement, which will require that the United States Congress take certain action, is complex and may change significantly or be rejected. However, the proposal would require significant changes in the way United States cigarette and tobacco companies do business. Among other things: the tobacco companies will pay hundreds of billions of dollars; the EDA could regulate nicotine as a drug; class action lawsuits and punitive damages would be banned; and tobacco billboards and sporting event sponsorships would be prohibited. The potential impact, if any, of the settlement and related legislation on the cigar industry is uncertain.

         In addition to the 40-state litigation referred to in the preceding paragraph, the tobacco industry has experienced and is experiencing significant health-related litigation involving tobacco and health issues. Plaintiffs in such litigation have sought and are seeking compensatory, and in some cases punitive, damages for various injuries claimed to result from the use of tobacco products or exposure to tobacco smoke. The proposed settlement of the 40-state litigation may have a material impact to limit litigation, but there can be no assurance that there would not be an increase in health-related litigation against the cigarette and smokeless tobacco industries or similar litigation in the future against the cigar industry. Costs of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's results of operations and /or financial condition. The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also, a recent study published in the journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and thereby directly links lung cancer to smoking. This study and other reports could affect pending and future tobacco regulation or litigation relating to cigar smoking.

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

14. SOCIAL, POLITICAL AND ECONOMIC RISKS ASSOCIATED WITH FOREIGN TRADE MAY ADVERSELY IMPACT BUSINESS.

         The Company purchases all of its premium handmade cigars from manufactures located in countries outside the United States. In addition, the Company acquires squid through the People's Republic of China ("PRC"). Social and economic conditions inherent in foreign operations and international trade may change, including changes in the laws and policies that govern foreign investment and international trade. To a lesser extent social, political and economic conditions may cause changes in United States laws and regulations relating to foreign investment and trade. Social, political or economic changes could among other things, interrupt cigar supply or cause significant increases in cigar prices. In particular, political or labor unrest in the Dominican Republic could interrupt the production of premium handmade cigars, which would inhibit the Company from buying inventory. Any government sanctions that cause an interruption of trade or prohibit trade with the PRC through higher duties or quotas could have a material adverse effect on the Company's business. Accordingly, there can be no assurance that changes in social, political or economic conditions will not have a material adverse affect on the Company's business.


15.      SEASONALITY.

         Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months. However, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able during these periods to purchase more products, increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower soles volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter. Sale of frozen squid is more significant in the third and fourth quarters due to the seasonal catch which occurs in the second quarter.

16.      NO DIVIDENDS LIKELY.

         No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Krantor contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Part II- Other Information


Item 4-Submission of matters to vote of security holders.

(a) No matters were submitted to vote of shareholders for the first quarter ended March 31, 1998

Item 6- Exhibits and Reports on Form 8-K

Exhibits - Item 16

(a)     Exhibits No.      Description of Exhibit
        ------------      ----------------------
            10.           Distributorship  Agreement  dated  December  31,  1997
                          between Gran Reserve Corporation and Fabrica De Tobaco
                          Valle  Donado SA and  letter  agreement  between  Gran
                          Reserve Corporation and New Era Foods Inc. (affiliate of Krantor Corporation) dated April 1, 1998 assigning benefits from such distributorship agreement.
                          (No Schedules included as in Agreement)
(b)                       There was one  report  filed on Form 8-K for the first
                          quarter ended March 31, 1998.

            1.            1/28/98   Regulation   D  placement,   Redemption   of
                          preferred stock and distribution agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KRANTOR CORPORATION



                                           By: /S/ Mair Faibish
                                              ------------------------------
Date:  05/08/98

-----------------------------
By:  Mair Faibish
Chief Financial Officer





                                           By: /S/  Mitchell Gerstein
                                              ------------------------------
Date:  05/08/98

-----------------------------
By:  Mitchell Gerstein
Treasurer