Form 10QSB
period 1998-06-30
SYNERGY BRANDS INC
filed 1998-07-28
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended JUNE 30, 1998


                         Commission File Number: 0-19409

                               SYNERGY BRANDS INC.
             (Exact name of registrant as it appears in its charter)

                               Delaware 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               identification no.)

                   10850 Perry Way, Suite 203 Wexford PA 15090
                  (Address of principal executive offices) (zip
                                      code)

                                  412-980-6380
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [x] YES                   [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 22, 1998 there were 5,215,444 shares outstanding of the registrant's common stock.

                               SYNERGY BRANDS INC.
                                   FORM 10-QSB
                                  JUNE 30, 1998



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                            Page

         Consolidated Balance sheets as of  June 30, 1998
         (Unaudited) and December 31, 1997                               2-3

         Consolidated Statements of Operations for the six
         months ended June 30 1998 and 1997 (Unaudited)                  4-5

         Consolidated Statements of Operations for the three
         months ended June 30, 1998 and 1997 (Unaudited)                 6-7

         Consolidated Statements of Cash Flows for the six  months
         ended June 30, 1998 and 1997 (Unaudited)                        8-9

         Notes to Consolidated  Financial Statements                     10-13

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   14-16

         Forward Looking Information and Cautionary                      17-23
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                       24


                               SYNERGY BRANDS INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                           JUNE 30, 1998              December 31, 1997
                                                                         ----------------             ----------------
                                                                            (Unaudited)

                            ASSETS
                            ------

Current Assets:
---------------

Cash                                                                             $  4,199                   $  189,626
Accounts Receivable - Net of allowance for doubtful
accounts of  $   0   and $ 95,826 respectively                                  1,591,915                    1,128,000
Promotional Rebates                                                               303,186                      270,496
Inventory                                                                         672,852                            -
Other Current Assets                                                               86,384                      136,189
                                                                         ----------------             ----------------
Total Current Assets                                                            2,658,536                    1,724,311

Collateral and Security Deposit (note 6)                                        1,802,995                    2,252,995
Property and Equipment  - Net                                                     174,321                      117,402

Other Assets                                                                            -                            -
                                                                         ----------------             ----------------



Total Assets                                                                 $  4,635,852                 $  4,094,708
                                                                          ===============              ===============





           See Accompanying Notes to Consolidated Financial Statements


                               SYNERGY BRANDS INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                           JUNE 30, 1998              December 31, 1997
                                                                         ----------------             -----------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------
Notes Payable (Note 2)                                                         $  484,134                    $ 535,810
Accounts Payable & Accrued Expenses (Note 3)                                      726,937                    1,092,716
Income taxes payable                                                                2,268                       10,529
                                                                         ----------------             ----------------
Total Current Liabilites                                                        1,213,339                    1,639,055


Vendor Debt due after one year (note 3)                                           261,716                      395,048

Commitments and Contingencies (note 6)                                                  -                            -

Preferred Stock of Subsidiary (note 4)                                            105,000                      105,000

Stockholders' Equity: (Note 5)
---------------------
Class A $2.20  Cumulative  Preferred  stock - $.001 par  value;  100,000  shares authorized, 100,000 Shares Issued and
Outstanding                                                                           100                          100
Common stock - $.001 par value; 29,900,000 Shares
authorized 5,151,944  and 4,140,515 shares were outstanding
at 6/30/98 and 12/31/97 respectively:                                               5,152                        4,140
Additional Paid-in Capital                                                     15,215,325                   14,467,141
Accumulated Deficit                                                          (11,997,280)                 (12,348,276)
                                                                         ----------------             ----------------
                                                                                3,223,297                    2,123,105
Less treasury stock at cost,    1,400 shares                                    (167,500)                    (167,500)
                                                                         ----------------             ----------------
Total stockholders' equity                                                      3,055,797                    1,955,605

Total Liabilities & Stockholder's Equity                                     $  4,635,852                 $  4,094,708
                                                                         ================              ===============


           See Accompanying Notes to Consolidated Financial Statements


                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                1998                        1997
                                                                         ----------------             ----------------
Net Sales                                                                       4,954,136                    1,548,896
Commission Income (note 6)                                                              -                      370,450
                                                                         ----------------             ----------------
                                                                                4,954,136                    1,919,346

Cost of Sales                                                                   4,183,227                    1,345,852
                                                                         ----------------                 ------------
Gross Profit                                                                      770,909                      573,494

Selling General and Administrative Expense                                        471,512                      442,006
Depreciation and Amortization                                                         402                       15,761
                                                                         ----------------               --------------
Operating Income (Loss):                                                          298,995                      115,727
                                                                         ----------------             ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                    1,301                       12,887
   Interest Income                                                                 50,700                       78,550
  Financing Costs                                                                       -                     (12,476)
                                                                         ----------------             ----------------
              Total Other (Income)                                                 52,001                       78,961

                                                                          ===============              ===============

Income (Loss) From Continuing Operations
Before Income Taxes                                                               350,996                      194,688
Income Taxes                                                                            -                     (64,247)
                                                                         ----------------             ----------------
Income (Loss) From Continuing Operations                                       $  350,996                   $  130,441

                                                                          ===============              ===============
DISCONTINUED OPERATIONS (Note 8)
Gain (loss) from Discontinued Operations                                                -                      166,182
Income Taxes                                                                            -                     (54,951)
                                                                         ----------------             ----------------
Net Income (Loss) from Discontinued Operations                                          -                      111,231


           See Accompanying Notes to Consolidated Financial Statements


                               SYNERGY BRANDS INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


Income (Loss) Before Extraordinary Item                                           350,996                      241,672
Extraordinary Item - Reduction of Income Taxes
Arising from Utilization of Loss Carryovers                                             -                      119,198
                                                                         ----------------             ----------------
Net Income (Loss)                                                                 350,996                      360,870
Less Preferred Dividend                                                                 -                            -
                                                                         ----------------             ----------------
Income (Loss) Applicable to Common Stock (Note 1)                              $  350,996                   $  360,870
                                                                          ===============              ===============
Earnings (Loss) Per Common Share From
  Continuing Operations                                                            $  .09                       $  .18
Earnings (Loss) Per Common Share From
  Discontinued Operations                                                               -                          .16
                                                                         ----------------             ----------------
Earnings (Loss) Per Common Share                                                   $  .09                       $  .34
                                                                          ===============              ===============
Weighted Average Number of Shares Outstanding                                   4,030,889                    1,057,614


           See Accompanying Notes To Consolidated Financial Statements



                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                1998                         1997
                                                                         ----------------             ----------------
Net Sales                                                                       3,005,003                    1,548,896
Commission Income (note 6)                                                              -                      122,050
                                                                         ----------------             ----------------
                                                                                3,005,003                    1,670,946

Cost of Sales                                                                   2,573,898                    1,376,950
                                                                         ----------------                 ------------
Gross Profit                                                                      431,105                      293,996

Selling General and Administrative Expense                                        274,983                      217,697
Depreciation and Amortization                                                           3                        7,346
                                                                         ----------------               --------------
Operating Income (Loss):                                                          156,119                       68,953
                                                                         ----------------             ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                      976                       12,128
   Interest Income                                                                 22,538                       27,225
  Financing Costs                                                                       -                      (5,963)
                                                                         ----------------             ----------------
              Total Other (Income)                                                 23,514                       33,390

                                                                          ===============              ===============

Income (Loss) From Continuing Operations
Before Income Taxes                                                               179,633                      102,343
Income Taxes                                                                            -                     (33,773)
                                                                         ----------------             ----------------
Income (Loss) From Continuing Operations                                          179,633                    $  68,570

                                                                          ===============              ===============
DISCONTINUED OPERATIONS (Note 8)
Gain (loss) from Discontinued Operations                                                -                        (336)
Income Taxes                                                                            -                            -
                                                                         ----------------             ----------------
Net Income (Loss) from Discontinued Operations                                          -                        (336)


           See Accompanying Notes to Consolidated Financial Statements



                               SYNERGY BRANDS INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


Income (Loss) Before Extraordinary Item                                           179,633                       68,234
Extraordinary Item - Reduction of Income Taxes
Arising from Utilization of Loss Carryovers                                             -                       33,773
                                                                         ----------------             ----------------
Net Income (Loss)                                                                                              102,007
Less Preferred Dividend                                                                 -                            -
                                                                         ----------------             ----------------
Income (Loss) Applicable to Common Stock (Note 1)                                 179,633                   $  102,007
                                                                          ===============              ===============
Earnings (Loss) Per Common Share From
  Continuing Operations                                                            $  .04                       $  .09
Earnings (Loss) Per Common Share From
  Discontinued Operations                                                               -                            -
                                                                         ----------------             ----------------
Earnings (Loss) Per Common Share                                                   $  .04                       $  .09
                                                                          ===============              ===============
Weighted Average Number of Shares Outstanding                                   4,321,135                    1,134,415



           See Accompanying Notes To Consolidated Financial Statements



                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                1998                        1997
                                                                         ----------------             ----------------

Cash Flows From Operating Activites:
Income (Loss) From Continuing Operations                                       $  350,996                   $  194,688
Income (Loss) From Discontinued Operations                                              -                      166,182
Adjustments to Reconcile Net Income (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
     Depreciation and Amortization                                                    402                       15,761
     Non-Cash Expenses                                                            749,196                      274,141
     Changes in Operating Assets and Liabilities:
     Accounts Receivable                                                        (463,915)                      153,639
     Promotional Rebates                                                         (32,690)                    (194,588)
     Inventory                                                                  (672,852)                            -
     Other Current Assets                                                          49,805                    (113,780)
     Other Assets                                                                       -                       31,921
     Accounts Payable & Accrued Expenses                                        (499,111)                    (388,273)
     Income Taxes Payable                                                         (8,261)                     (13,360)
                                                                         ----------------             ----------------
                      Net Cash Flows (Used)                                     (526,430)                      126,331
                      in Operating Activities

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                              (57,321)                     (12,700)
Payment of Collateral Security Deposit                                            450,000                    (125,000)
                                                                         ----------------             ----------------
                       Net Cash Flows (Used)                                      392,679                    (137,700)
                       in Investing Activities
Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                        (51,676)                    (118,530)
Proceeds from Issuance of Common Stock                                                  -                      250,000
Long Term Debt                                                                          -                     (27,000)
                                                                         ----------------             ----------------
Net Cash Flows Provided by Financing Activities                                  (51,676)                      104,470
                                                                         ----------------             ----------------
Net Increase (Decrease) in Cash                                                 (185,427)                       93,101
Cash - Beginning of Period                                                        189,626                        2,897
                                                                         ----------------             ----------------
Cash - End of  Period                                                            $  4,199                    $  95,998
                                                                          ===============              ===============



           See Accompanying Notes To Consolidated Financial Statements



                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                 1998                       1997
                                                                          ----------------           ----------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
              Interest
                             Continuing Operations                        $      -                   $       -
                             Discontinued Operation                              -                           23,100
                                                                         ===============              ===============
Income Taxes
             Continuing Operations                                        $      -                   $      -
             Discontinued Operations                                             -                          -
                                                                          ===============              ===============
Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Expenses paid via the distribution of  registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                                    -                           -

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                               _                           _


                                                                         ----------------              ---------------
Total Non-Cash Operating, Investing and
                                 Financing Activities                             -                           -
                                                                          ================              ===============

           See Accompanying Notes to Consolidated Financial Statements

                      SYNERGY BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

         Synergy Brands Inc. (Company) is a distributor of groceries, general household merchandise and health and beauty aids in the promotional wholesale industry. In addition, the Company also distributes squid and premium handmade cigars throughout the United States.

         In April 1994, Synergy formed a wholly-owned subsidiary, Island Wholesale Grocers, which is a full-service wholesale delivery company capable of providing direct store deliveries of inventory within hours of receiving an order, principally in the northeastern United States.

         In December 1995, Synergy formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributed specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, the Company discontinued all operations of IFD (see Note 7).

         In September 1996, Synergy formed a wholly-owned subsidiary, New Era, Inc., which is a brokerage company representing manufacturers, retailers and wholesalers in connection with distribution of grocery and general merchandise products (see note 6).

         In October 1997, New Era, Inc. formed a subsidiary, Premium Cigar Wrappers, Inc. (PCW), for the purpose of producing premium cigar wrappers in the Dominican Republic. New Era, Inc. owns 66% of the common stock and approximately 22% of the preferred stock of PCW (see
         Note 4).

         Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Synergy Brands Inc., and all of the other above Corporations metioned (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         During 1998, the Company distributed its products through an agency agreement and hence, all revenues were derived from this arrangement. As a result, the Company has an inherent business risk in concentrating its sales through this arrangement.

         ---------

         Inventory consists of finished goods and is stated at the lower of cost of market (first-in, first-out method)

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

         Earnings Per Share
         ------------------

         The Company calculates earnings per share pursuant to statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average common shares and diluted common share equivalents outstanding during each period.

         Management Estimates
         --------------------

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from management's estimates.

         Stock-Based Compensation Plans
         ------------------------------

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based employee compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employees or non-employees must pay -to acquire the stock. Disclosures required by SFAS 123 are not material to the Company's financial statements.

2.       Notes Payable
         -------------

         Notes payable at June 30, 1998 consisted of the following:
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

         The following are the scheduled maturities of vendor debt at June 30, 1998:

         Year ending
         June 30,
         -----------
         1999                         244,442
         2000                         261,716
                                      -------
                                      506,158

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

         AT June 30, 1998, the company had outstanding warrants to purchase 578,000 shares of the Company's common stock, at $1.10 per share. The warrants become exercisible when the shares are registered and expire at various dates through 2002. At June 30, 1998, 578,000 shares of common stock were reserved for that purpose.

         In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 600,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 3,900,000 shares have been registed and reserved since that date. Through June 30, 1998 the Company has issued 1,819,450 and has 2,680,550 available in reserve under the plan.

6.       Commitments and Contingencies
         -----------------------------

         Lease Commitments
         -----------------

         The Company leases office space in Wexford, Pennsylvania under an operation lease which expires in August 2000. The Company also leases office space in Syosset, New York, under an operating lease which expires in April 2002. Rent expense for the six months ended June 30, 1998 & 1997 were $12,010 and 18,950. Future minimum lease commitments are $17,010, $34,020, $31,480, and $8800 for the years ending December 31, 1998, 1999, 2000 and 2001.

         Distribution Agreement
         ----------------------

         In 1996, the Company entered into a ten-year agreement with a Chinese trading company to distribute grocery and frozen seafood in the United States under a licensing arrangement. The Chinese trading company finances the purchase and sale of products marketed on its behalf, based on sales generated by the distribution agreement. In consideration for the Chinese trading company providing products and financing to the Company, the Company was required to provide $2,052,995 in 1996 and an additional $200,000 in 1997, as collateral security for performance by the Company under the terms of the agreement. The collateral and security deposit balance at June 30, 1998 is $ 1,802,995. The collateral and security deposit bears interest at 5% and is received quarterly.

         Litigation
         ----------

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at June 30, 1998, if any that may arise out of such litigation, management believes the outcome will not have a material effect on the financial statements taken as a whole of the Company.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

7.       Major Customers
         ---------------

         The Company has one customer, the U.S. agent of the Chinese Trading Company that provides financing to the Company, which accounted for 100% of total sales for 1997. Accounts receivable from this customer accounted for approximately $1,500,000 (94.2%) of total trade accounts receivable at June 30, 1998.

8.       Discontinued Operations
         -----------------------

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1998. During 1997, the Company incurred additional expenses related to the liquidation of IFD and related litigation. The Company has approximately $484,000 in notes payable and $25,000 in accounts payable related to IFD at June 30, 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                    OVERVIEW

The Company primarily distributes and merchandises promotional brand name grocery products and frozen squid through an agency agreement with Asia Legend Trading Ltd (ALT), a Chinese trading company. The Company's current assets consist primarily of accounts receivable, inventory, prepaid expenses and cash. The Company's liabilities consist of accounts payable, short and long term debt. The Company also recently entered the business of the sale and distribution of premium handrolled cigars.

                              RESULTS OF OPERATION

Revenues from continued operations increased for the six months ended June 30, 1998 to $ 4.95 million a (158%) increase as compared to the prior period. The Company's grocery distribution business increased significantly as compared to the prior period. The company attributes the increase in sales due to increase business with its primary suppliers and especially the renewed relationship with Procter and Gamble (P&G) and additional revenue from its cigar business.

Cost of sales from continued operations increased for the six months ended June 30, 1998 to $4.2 million a (210%) increase compared to the prior period. The company attributes the increase in costs due to increase business with its primary suppliers and especially the renewed relationship with Procter and Gamble (P&G)and its cigar business.

Selling General & Administrative (S,G&A) expenses from continuing operations increased to $471,512 for the period a 6.7% increase. The company is attempting to maintain a static S,G&A while increasing sales in order to increase profitability.

Income from continuing operations for the six months ended June 30, 1998 totaled $ 350,996 as compared to a $194,688 profit for the prior period. The company recognized a greater profit from continuing operations due to increase grocery and cigar sales contribution.

The following table sets forth selected operational data of the Company:

                            Six Months Ended June 30,

                                                       1998               1997
                                                       ----               ----
Revenues                                       $  4,954,136       $  1,919,346
Income (Loss) from Continuing Operations         $  350,996          $ 194,688
Earings (Loss) Per Common Share
From Continuing Operations                           $  .09             $  .18
Weighted Averge Number of Shares Outstanding      4,030,889          1,057,614

                         LIQUIDITY AND CAPITAL RESOURCES

         The company increased it's working capital to $1,445,000 at June 30, 1998. Liabilities were reduced from 2 million to 1.4 million, a 30% drop. Reaching a positive working capital position is a significant milestone for the Company. The Company raised sufficient capital and turned its operations to profitability which enhanced the liquidity of the Company. As a result the Company has secured vendor credits and secured financing to grow its operating businesses. These changes reflect a positive working capital position of the Company after absorbing all costs related to discontinued operation (IFD). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand. Continuing operations will be conducted through Island Wholesale Grocers (IWG), and the distribution agreement entered into on October 1, 1996 with ALT.

         In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply the cigar wrappers. The line is secured by the inventory and accounts receivables of the Dominican factory and Gran Reserve Corp. Advances against the line are at a 75% rate and the interest paid is 12%. Advances as of June 30, 1998 totalled $950,000.

         The Company's receivables at June 30, 1998 increased by 41% to $ 1.6 million. The increase in receivables is attributable to increased sales and manufactures rebates due to the company.

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

The following table sets forth selected balance sheet data of the Company:

                                    6/30/98                   12/31/97
Total Assets                   $  4,635,852               $  4,094,708
Total Stockholders Equity      $  3,055,797               $  1,955,605
Working Capital                $  1,445,197                  $  85,256


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

         3.       Potential Product Liability.

                           As a participant  in the  distribution  chain between
                  the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for product liability; there can be no assurance, however, that such claims will not arise in the future. Currently, the company does not carry product liability insurance, but relies on its agency agreement for product insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

         4.       Reliance on Common Carriers.

                           The  Company  does not  utilize its own trucks in its
                  business  and is  dependent,  on its  agent  for  shipping  of product purchases, on common carriers in the trucking industry. Although the Company uses several hundred common carriers, the trucking industry is subject to strikes from time to time, which could have material adverse affect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

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

         6.       Trade Relations With China.

                           The Company is  dependent  on trade with the People's
                  Republic of China (PRC). The Company's financing arrangements and distribution contracts with ALT involve a Chinese trading company, which is directly supplied through the PRC. Any government sanctions that cause an interruption of trade or prohibit trade with PRC through higher duties or quotas could have a material adverse effect on the Company's business. China currently maintains a Most Favored Nation status with the United States, which it has maintained continuously since 1980, renewal of which is done on an annual basis each May. Any disruption could have a material adverse effect on Company business.

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

                           Action was brought by Synergy  Brands Inc. and Island
                  Wholesale Grocers Inc., an affiliated company of Synergy Brands Inc. against The Procter & Gamble Distributing Company, in which case The Procter & Gamble Distributing Company counterclaimed, which action was brought in United States District Court, Eastern District of New York under docket no. CIV. 96-1503 (FB), the nature of the claims relating to promotional rebates which the Company claims from Procter & Gamble and accounts payable from the Company to Procter & Gamble which are claimed as due and outstanding. The Company has negotiated a settlement agreement with Procter and Gamble in connection with this matter entered in May 1997. The settlement involves recognition of debt due to Procter & Gamble in the amount of $1,465,976 which the Company shall pay in cash and stock, as reduced by promotional rebates expected to offset at least one third of such settled amount. Full payment is due by April 30, 2000. The balance due on June 30, 1998 is $506,158. Failure to abide by the terms of such settlement may have a material adverse effect on the Company's business.

                           Two  former  officer's  of IFD were  awarded  through
                  arbitration $467,000 under disputed employment contracts. The award was converted to a judgment against Synergy and Affiliated Island Grocers d/b/a Island Frozen & Dairy. An involuntary Bankruptcy petition was attempted and was immediatily dismissed by the court. The company settled all actions relating to this case for $300,000 in shares of the Common Stock by stipulation entered in the Eastern District of New York, Case No. 897-87458-478 dated November 6, 1997. The stipulation has been fully satisfied and is no longer in effect.

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


         8.       Possible Loss of NASDAQ SMALL-CAP Listings.

                           Synergy Brands Inc.  currently  qualifies for trading
                  on the Nasdaq Small Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 20, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap system because Synergy has complied with the alternative criteria which are now eliminated under the new rules. If the bid price continues below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not other wise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock in this offering to dispose of their shares of the Common Stock.


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

                           In addition to the 40-state litigation referred to in
                  the preceding paragraph, the tobacco industry has experienced and is experiencing significant health-related litigation involving tobacco and health issues. Plaintiffs in such litigation have sought and are seeking compensatory, and in some cases punitive damages for various injuries claimed to result from the use of tobacco products or exposure to tobacco smoke. The proposed settlement of the 40-state litigation may have a material impact to limit litigation, but there can be no assurance that there would not be an increase in health-related litigation against the cigarette and smokeless tobacco industries or similar or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's results of operations and /or financial condition. The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also, a recent study published in the journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and thereby directly links lung cancer to smoking. This study and other reports could affect pending and future tobacco regulation or litigation relating to cigar smoking.

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

         16.      No Dividends Likely.

                           No dividends have been paid on the Common Stock since
                  inception, nor, by reason of its current financial status and its contemplated financial requirements, does Synergy contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Part II- Other Information

Item 4-Submission of matters to vote of security holders.

At the Company's annual meeting on June 19, 1998 the following purposes were submitted:

(a) To approve an amendment to the Company's Certificate of Incorporation to effect an abolishment of rights to further dividends on preferred stock.

(b) To re-elect the Company's current board of directors or to nominate and elect other persons to act in such capacity.

(c)      To re-elect the Company's current auditors.

(d) To approve the private placement of additional securities of the Company through an offering of units consisting of stock and convertible debentures to raise up to $3,000,000 on terms, as more particularly described in the Proxy Statement and the Term Sheet included therein as an Exhibit with such change or addition in terms as the President of this Company or his designee shall approve.

(e)      To approve a change in corporate name to Synergy Brands Inc.

Item 6- Exhibits and Reports on Form 8-K

(a)      Exhibits - none

(b)      There was no reports filed on Form 8-K for the relevent period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYNERGY BRANDS INC.


                                          /S/ Mair Faibish
                                          ----------------------
Date:  7/27/98


/s/  Mair Faibish
----------------------------
By:  Mair Faibish
     Chief Financial Officer





                                          /S/  Mitchell Gerstein
                                          ----------------------
Date:  7/27/98

/s/  Mitchell Gerstein
----------------------------
By:  Mitchell Gerstein
     Treasurer