Form 10-K/A
period 1997-12-31
SYNERGY BRANDS INC
filed 1998-09-03
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997.
                         Commission file number 0-19409

                               SYNERGY BRANDS INC.

                         (FORMERLY KRANTOR CORPORATION)
             (Exact name of registrant as specified in its charter)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On July 22, 1998, the aggregate market value of the voting stock of Krantor Corporation, held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for July 22, 1998) approximately $8,151,733. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of July 22, 1998 was 5,215,444.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders held June 19, 1998 are incorporated by reference in Part III (for other documents incorporated by reference -refer to Exhibit Index at page )

                                     PART I

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

ITEM 1.  BUSINESS

A.       OVERVIEW

     Krantor Corporation ("Krantor")through its subsidiaries (collectively the "Company") participates mainly in the food and grocery and health and beauty aids, frozen squid distribution and premium handmade cigar and other related tobacco product distribution industries. Trade sources estimate that this industry generates annual nationwide revenues of over $400 billion and $1.3 billion respectively. The Company, estimates that 80% of its business is generated in the Northeastern region of the United States.

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

     Presently the Company is conducting its basic grocery business with the assistance of Asia Legend Trading Ltd. ("ALT"), a Chinese trading entity who is acting in the United States through its US Agent (the "Agent"), which business has been reinforced and the Company believes strengthened by their 10 year exclusive U.S. distribution agreement with ALT. The agreement calls for the Company to distribute frozen squid, also known as calamari, a product significantly marketed by ALT, exclusively in the United States. ALT through Agent also assists the Company in financing the purchase and marketing of other grocery products offered by ALT and from other traditional suppliers located by the Company and with whom the Company has historically done business. This agreement with ALT provides the Company with the opportunity to earn royalties on both squid and other grocery sales distributed in the United States. It also allows the Company to utilize the purchasing power and financing capabilities of ALT & Agent to support the distribution of products by the Company in the United States. In addition, the Chinese trading company is developing products to be marketed by the Company in the United States. Sales of calamari by the Company on behalf of its Chinese trading partner provide for above average profit margins due to the Company's resultant direct buying presence in China.

     The Company plans on expanding its core grocery and frozen seafood market through its subsidiaries. The Company believes that by discontinuing the previous Kosher food sale and distribution operation of its subsidiary, Affiliated Island Grocers d/b/a Island Frozen and Diary ("IFD") it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. The Company prefers to use debt financing to expand its business but must currently rely on equity financing until the Company may be able to establish trade financing alternatively for its business. (See Management Discussion, Item 6).

     IFD has ceased functioning as an active subsidiary of the Company. The Company has terminated its Kosher Foods and Specialty Foods business as previously operated by IFD, has significantly curtailed its wholesaler operations in general, and is attempting to re-focus its business to its traditional business as a Promotional Grocery Product distributor, together with its expansion into distribution, presently on an agency basis, of frozen squid through agreements with the Company's established Chinese distribution agreement with ALT (see "Chinese Distribution Agreement" and "Management Discussion and Financial Analysis" infra) and its acquisition and resale and/or distribution of premium hand made cigars and other related tobacco products derived from contacts of the Company in the Dominican Republic. Such businesses of Krantor are conducted through corporate subsidiaries whose stock is wholly or majority owned by Krantor, and the results of whose businesses are consolidated for reporting purposes with the financial statements of Krantor.

THE COMPANY'S EXECUTIVE OFFICES ARE LOCATED AT 10850 PERRY WAY, STE. 203, WEXFORD , PENNSYLVANIA 15090, AND ITS TELEPHONE NUMBER IS (412) 980-6380.

B.       CIGAR PRODUCTION AND SALE

         1.  DISTRIBUTION RIGHTS

     The Company, through one of its subsidiaries (the "Affiliate"), entered into an exclusive distributorship agreement dated December 31, 1997 (the "Distribution Agreement") with Fabrica De Tobacco Valle Dorado, SA, a Dominican Republic corporation (the "DR Company") for the sale and distribution of premium hand made cigars manufactured in and from tobacco grown in the Dominican Republic. The Affiliate has the right to retain 50% of the profits from the sale of the premium handmade cigars and will have discretion as to marketing strategies. The DR Company owns and/or exclusively leases, for at least the period of the Distribution Agreement, sufficient land and factory facilities in the Dominican Republic capable of producing premium hand-made cigars at a capacity of at least 500,000 cigars per month. The Affiliate will have the right to sell the premium handmade cigars under the several brand names developed to date by the DR Company, as well as the right to sell brands developed by the Affiliate to fit market niches which it may locate. The Distribution Agreement is for a term of 25 years with an option for a second 25 years, for worldwide distribution to locations directed by the Affiliate. The DR Company, which has shipped over 1,000,000 cigars to the United States since January 1, 1997, has present tobacco inventory on hand to produce approximately 3,500,000 cigars. The cigars presently marketed by the DR Company range from hand made short fillers that retail around $2.00 each to premium hand-made long filler cigars that retail as high as $6.00 each. Under the terms of the Distribution Agreement the Affiliate is to pay the DR Company for the cigars at cost and to split the profit derived from their resale. In addition, the Affiliate is to advance the costs needed for the sale, promotion, marketing, advertising, shipping to customers and all applicable taxes, and would be responsible for exhibition of the goods at trade shows and other advertising shows and publicity vehicles, all of which expenses would be deducted as costs, together with other costs of goods, including but not limited to delivery expense, distribution, selling, marketing, tobacco taxes and excise taxes, before arriving at the "profit" to be split. Management of the Company believes that the Company's historical inroads into the consumer goods distribution network will provide advantageous opportunity for establishment and enhancement of distribution channels for the cigars. There can be, of course, no assurance that the Affiliate will be successful in marketing cigars, especially in view of the various risk factors discussed herein.

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

C.       CHINESE DISTRIBUTION AGREEMENT

     The Company in the last quarter of 1996 entered into a 10 year exclusive agreement with a Chinese trading company (Asia Legend Trading Ltd. ("ALT") to distribute frozen squid (also known as calamari) in the United States (also being non-exclusive elsewhere) and market other grocery products offered by ALT and traditionally distributed by the Company. In such agreement and under such arrangement as provided therein, the Company acts as a distribution source (on a licensing/royalty independent contractor basis) for the Chinese trading company and seeks to expand the demand for products offered by such Chinese company in the United States, including primarily squid, but also for other seafood and grocery items marketed by such Chinese company. In return for such services the Company is given a royalty on product sales and, further, such Chinese trading partner has agreed to and has significantly finance the operations of the Company, through subsidiaries where provided, in their marketing and distribution of brand name grocery and health & beauty aid products for direct benefit of the Company in addition to sale of products on behalf of ALT, Currently the Company distributes squid in the Northeastern United States, which is presently the largest U.S. market area for such product. Gross Revenues related to product sales related to the Chinese Distribution Agreement are not reported by Krantor. Krantor's revenues are the royalties derived through the sales generated by the distribution agreement and other lesser financial benefits derived therefrom.

     The royalty arrangement has since the latter part of 1997 been modified to emphasize the financing by ALT and Agent of product purchases by the COmpany and distribution and resale of such products by Agent to a network of customers introduced to them by the COmpany. Agent pays to the Company the acquisition cost of the Company from the product manufacturers and retains the profits on resale. The Company then collects the promotional rebates applicable to such re-distributed products from the manufacturer. (see "Recent Developments, infra")

D.       PROMOTIONAL DISTRIBUTION BUSINESS

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


         2.       PROMOTIONAL DISTRIBUTION BUSINESS MERCHANDISING AND SALES

     Promotions offered by manufacturers of Grocery Products play a critical role in the success of the Company's promotion distribution business. Such promotions are offered by manufacturers who wish to increase consumer awareness of their products in certain markets. Promotions offered on favorable terms are keyed into the Company's information system network and members of the Company's sales staff then offer the discounted brand-name products to their various customer accounts in order to collect promotional rebates and other cash incentives offered by the manufacturers . All purchases of Promotional Products will be handled by representatives of ALT. The Company purchases the products to a significant extent directly from the manufacturer and resells the products to sources which would qualify such sales for receipt of the promotional rebates and other cost incentives offered by the manufacturers. The vast majority of such product sales by the Company beginning in the last quarter of 1997 have been made to and through Agent under the Distribution Agreement arrangement with ALT, with the Company maintaining the rights to receipt of all applicable manufacturer promotional rebates as its source of income from such sales (see "Recent Developments" infra)

         3.       PROMOTIONAL DISTRIBUTION BUSINESS - TRUCKING, WAREHOUSE, AND
                  INSURANCE

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

H.       EMPLOYEES

     The Company as of the date of this report employs 7 full time persons all of which work in executive, administrative or clerical activities. The purchasing, transportation, sales and operations of the promotional grocery and seafood business utilizes approximately 20 full time persons all who are employees of and under the supervision and control of ALT. In the cigar distribution area there are 100 employees that work in the Dominican Republic for Fabrica De Tabaco Valle Dorado, SA. The Company also utilizes numerous independent brokers.

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

L.        RECENT DEVELOPMENTS/RELIANCE ON ONE CUSTOMERS

     The Company relies on its relationship with ALT and Agent for the majority of its sales of promotional grocery products. On all such sales, the Company expects to receive the promotional rebates and other manufacturer offered incentives as the Company's income from such sales. The products are sold to Agent at the cost to the Company for the initial purchase of the products from the manufacturer without consideration of promotional rebates, all of which are later received by the Company directly from the manufacturers on resale of the products by Agent. ALT through Agent finances the purchase of the products by the Company and to the extent Agent may be considered a "customer" of the Company, the Company's business may be viewed to a significant extent as being reliant on a continued viable relationship with such customer. However, the ultimate sales of the products thorough Agent is made to a network of purchasers developed by the Company who through advertising by such customers meet the promotional guidelines of the manufacturer to qualify the Company for rebates from the manufacturer. The product sales are thereby considered sufficiently diversified by the Company to sustain its business if the Distributorship arrangement with ALT is terminated for any reason. These latter customers are considered loyal to the Company and not the Agent so the sales to them are considered by the Company as sales of the Company by whose direction such sales were made. The profit on such sales from product acquisition cost is booked by the Agent however resultant from the Distribution Agreement between the Company and ALT. The income the Company derives from its distributorship arrangement with ALT has evolved to a point where the Company is presently receiving income mainly from receipt of manufacturer promotional rebates on such product distribution, although the Company has not relinquished its right in the future to reinstate the royalty arrangement originally provided for in the Distributorship Agreement. (for further particulars on such arrangement refer to the Distributorship Agreement filed as an exhibit hereto.) Effective June 24, 1998 the Company changed its corporate name from Krantor Corporation to Synergy Brands Inc and adopted a new NASDAQ trading symbol of SYBR. The reasoning for the name change was to provide recogination more clearly of the synergistic connection between product acquistion and it's marketing by the Company.

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

ITEM 3:  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these proceedings and claims may have a materially affect the financial position of the Company.

     The Company is named as a defendant in various lawsuits arising from the liquidation of Island Frozen and Dairy ("IFD"), a previous wholly-owned subsidiary of the Company. The Company has reserved and accrued on its books funds to cover these possible claims. There are currently $120,000 in judgements against the Company from former IFD creditors that have sought recovery from the Company. The Company is appealing these judgements and/or negotiating settlements with these IFD creditors.In June 1996, a complaint was filed in Superior Court Law Division, Essex County, New Jersey, Docket No. ESX-L- 6491-96 by New Jersey National Bank against the Company, Affiliated Island Grocers, the then affiliate of the Company, and certain other defendants, seeking payment on secured business financing, to which claim the Company believes it has and has asserted significant claims to monetary offsets. The principal amount claimed owed by the Company in such lawsuit is $350,000.00. The Company does not believe that the extent of the balance of above mentioned lawsuits exceeds $ 75,000. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued and reserved for such losses, if any, that may arise out of such litigation, management believes that the outcome will not have a material effect on the operations of the Company.

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


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock were traded on NASDAQ Small-Cap through June 1998 under the symbol "KRAN", and on the Boston Stock Exchange under the symbol "KRN" and thereafter on NASDAQ Small Cap under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYN", recognizing the change in corporate name of the Registrant to Synergy Brands Inc. effective June 24, 1998. The NASDAQ Stock Market, which began operation in 1971, is the world' . first electronic securities market and the fastest growing stock market in the U.S. NASDAQ utilizes today's information technologies -computer and telecommunications- to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each NASDAQ security and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to NASDAQ. These include industry leaders in computers, pharmaceutical, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on NASDAQ than on all other U.S. stock markets combined. The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

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

REDEMPTION OF PREFERRED STOCK AND SETTLEMENT ON DIVIDENDS

     In December 1997, the Company, by agreement with the holder thereof, redeemed all of its outstanding Preferred Stock and reached agreement regarding settlement on outstanding accrued dividends thereon, issuing to such holder 400,000 shares of unlegended common stock (as and for redemption), and an option (the "Option") to purchase 500,000 additional shares of legended common stock exercisable at $1.00 per share, together with payment of $350,000 from the Company to the holder (as settlement on any claims for accrued dividends and in lieu of future dividends). The Option does not vest until the Company has reached a pre-tax profit of $1,000,000 and if and when vested shall be for a five year term. The Preferred Stock was thereafter re-issued to Mair Faibish, the Company's Executive Vice President in recognition of and in consideration for his efforts in locating new product lines for marketing by the Company and his assistance in locating financing therefor, but dividends associated with such Stock have been waived and there will be no acceptance of redemption thereof unless same is done with the written consent of the Company's full Board of Directors, such alteration in the terms of the Preferred Stock being agreeable to the new holder evidenced by written agreement reached with the Company. Neither the Company nor Mr. Faibish believe that there is any significant monetary benefit to the transfer and holding of the preferred stock because same does not carry any divided rights but same gives Mr. Faibish a perceived comfort level in being able to vote the stock to maintain a semblance of order to the organizational structure of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected operating statement and balance sheet data set forth below have been derived from the financial statements of the Company, which were audited by Belew Averitt LLP for the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993. The information set forth below should be read in conjunction with the audited financial statements of the registrant and related notes appearing elsewhere in this Report. For information related to the discontinuing operations refer to the "Consolidated Financial Statement" (note
12) and Supplementary Data.


Income Statement Data:

                     Year Ended December 31, (In Thousands)

                                 1997     1996        1995      1994       1993
                                 ----     ----        ----      ----       ----

Net Sales                       5,007      7,087     43,917    32,017     43,319
Cost of Sales                   4,195      7,829     38,588    28,598     39,323
Net Income (loss)                 169    (11,187)       553      (572)       141
Net Income (loss) per
Common Share                     (.03)    (34.56)      1.75     (6.50)      2.25
Balance Sheet Data:
Working Capital                    85     (2.367)     5,627     5,663      1,515
Total Assets                    4,094      3,366     18,318     9,360      6,180
Short Term Debt                   535        803      4,621     1,844      1,914
Long Term Debt                   --          377         50      --         --
Stockholders Equity             1,949       (407)     6,949     6,318      2,364

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following table sets forth selected operational data of the Company, expressed as a percentage of revenues for the periods indicated below:


                            Years Ended December 31,

                                 1993     1994     1995     1996     1997
                                 ----     ----     ----     ----     ----

Revenues                         100.0%   100.0%   100.0%   100.0%   100.0%

Cost of Sales                    (90.8)   (89.3)   (87.9)  (106.2)   (77.8)

Operating Expenses                (7.7)   (10.6)    (8.1)   (12.6)   (17.1)


Other Income (expense)            (1.0)    (3.7)    (1.6)    (2.7)     0.6
                                  ----     ----      ----    ----     ----
Income(loss)from
Operations Before
Income Tax                         0.5     (3.6)     2.4    (21.5)     5.7

Income Tax
(Expense)Benefit                  (0.2)     1.2     (0.8)    (0.3)      --

Discontinued Operations             --       --     (0.3)  (129.9)    (2.4)
Extraordinary Item                 0.0      0.6       --       --       --
                                  ----     ----      ----    ----     ----

Net Income(Loss)                   0.3%    (1.8)%    1.3%  (151.7)%    3.3%

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

     Cost of sales decreased for the year ended December 31, 1997 to $4.2 million or (46%) decrease as compared to the prior year. The Company's cost of goods decreased as a percentage of sales. The Company attributes this change to increased commission income, increased squid sales and a more favorable marketing promotional program. The Gross Profit in 1997 was 22% as compared to a Gross Profit loss in 1996 due to the liquidation of IFD.


     Selling General & Administrative expenses from continuing operations increased to $907,386 for the period, a 1.1% increase. The increase in operating expenses is attributable to the total absorption by the Company of expenses in connection with closing down IFD. Costs incurred include legal expenses, financing costs and stock issuances in connection with satisfying IFD creditor claims.

     Net income from continuing operations increased to $299,682 ($.05 per share) compared to a loss of $1.6 million ($5.5 per share). The Company attributes its profitability to:

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

     One time charges from discontinued operations totalled $130,632 ($.08 per share) as compared to $9.6 million ($29 per share). As a result net loss applicable to common stock totalled $ 50,950 ($.03 per share) as compared to a loss of $11.4 million ($34.5 per share). The Company does not expect its future expenses from discontinued operations to be material to its future business.

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

     Cost of sales for continued operations decreased to $7.8 million or (80 %) decrease as compared to the prior year. This decrease was primarily attributable to the decrease in the Company's revenues due to discontinued operations and $1 million adjustment to a trade payable due Proctor & Gamble resulting from the Company's settlement with this primary vendor. The Company's gross profit from continuing operations decreased from 12.1% to (6.2)% in the same period. In order to support IFD's business and maintain its liquidity the Company needed to quickly sell inventory at margins that were lower than customarily realized. At the closing date of IFD's business the Company's cost of goods totaled $18.1 million on $12.8 million in revenues. In order to raise cash to satisfy creditor obligations the Company was forced to sell below its product cost. The Company felt that in closing down IFD, it would have a difficult time to fully collect on its accounts and would need significant legal support in this effort.

     Selling General & Administrative (S,G&A) expenses from continuing operations decreased to $897,367 for the period a 74% decrease. This decrease is related to lower revenues from continued operations. SG&A as a percentage of sales for continued operation increased from 7.7% to 12.2% for the same period. The increase in operating expenses as a percentage of sales is due to the drastic reduction of sales. Major components of SG&A include freight expense, sales commissions and general service fees that are direct percentage of sales. As sales decline, these components of sale decline as well.


     Loss from continuing operations totaled $1.6 million for the period as compared to a $703,632 profit for the same period. This decrease is related to an (83%) drop in revenues from continuing operations and $1 million adjustment to a trade payable due Proctor & Gamble resulting from the Company's settlement with this primary vendor. Loss from discontinued operations totaled $9,575,148. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not materially affect future operating results.

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

                          Year Ended December 31, 1995
                    Compared to Year Ended December 31, 1994

     Revenues increased for the year ended December 31, 1995 to $43,917,040, a $11,900,189 (37.0%) increase as compared to the prior year. This increase was primarily due to two factors: (i) the increase in the Company's line of credit in November 1994 from $2.0 million to $5.0 million; and (ii) the completion of a secondary public offering in November 1994 resulting in net proceeds to the company of approximately $3.7 million. These two factors enabled the Company to purchase larger quantities of products and maintain greater inventory levels thus leading to higher sales volume in 1995. All activity related to discontinued operations has been eliminated.

     Cost of sales increased for the year ended December 31, 1995 to $38,588,738, a $10,001,045 (or 35.0%) increase as compared to the prior year. This increase was primarily attributable to the increase in the Company's revenues. The gross profit increased from 10.7% in 1994 to 12.1% in 1995 as a result of the increased percentage of sales derived from the Company's wholesale business. All activity related to IFD has been eliminated.

     Selling, general and administrative expenses increased for the year ended December 31, 1995 to $3,386,874, a $364,449 (or 12.0%) increase as compared to the prior year. This increase is primarily attributable to the increase in the Company's revenues by 37.0% in 1995 as compared to 1994.

     The Company had net income of $552,883 in 1995 as compared with a net loss of $571,743 in 1994. The gain is attributable to the increase in sales volume during 1995 increasing gross profit from 10.7% to 12.1% and decreasing selling general and administration costs from 9.4% of sales in 1994 to 7.7% in 1995.

                         Liquidity and Capital Resources


     The company had a positive working capital of $85,000 at December 31, 1997. Excluding IFD's current liabilities, working capital for continuing operations equals $746,000. Liabilities were reduced from $3.8 million to $2 million a 46% drop. (See Notes 4 & 5 to Consolidated Statements). Reaching a positive working capital position is a significant milestone for the Company. The Company finally raised enough capital and turned its operations to profitability which significantly enhanced the liquidity of the Company. As a result the Company can begin to secure vendor credits and secured financing to grow its operating business. These changes reflect a positive working capital position of the Company after absorbing all costs related to discontinued operation (IFD). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand. Continuing operations will be conducted through Island Wholesale Grocers (IWG), and the distribution agreement entered into on October 1, 1996 with ALT. (See Note 9 to Consolidated Statements).

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

     The Company had a $8 Million credit facility with Fidelity Funding of California which expired on November 14, 1997. The Company is currently not borrowing under the facility. The Company's business is being conducted though its distribution agreement. The Company believes that it no longer requires Fidelity's facility and intends to pay the facility off through the liquidation of IFD's assets. The facility, which expired in November 1996, was extended on May 11, 1996 through November 14, 1997 by Fidelity.

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

         7.       Litigation

                  The Company is named as a defendant in various lawsuits arising from the liquidation of Island Frozen and Dairy ("IFD"), a previous wholly-owned subsidiary of the Company. The Company has reserved and accrued on its books minimal funds to cover these possible claims. In June 1996, a complaint was filed in Superior Court Law Division, Essex County, New Jersey, Docket No. ESX-L-6491- 96 by New Jersey National Bank against the Company, Affiliated Island Grocers, the then affiliate of the Company, and certain other defendants, seeking payment on secured business financing, to which claim the Company believes it has and has asserted significant claims to monetary offsets. The principal amount claimed owed by the Company in such lawsuit is $350,000.00. The Company does not believe that the extent of the balance of above mentioned lawsuits exceeds $ 75,000. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued and reserved for such losses, if any, that may arise out of such litigation, management believes that the outcome will not have a material effect on the operations of the Company.

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

                                    PART III

     The information required by items 10-13 are omitted pursuant to general instruction G(3) to form 10K. The Company has included this information in its proxy statement mailed and filed with the Commission on or before April 30, 1998. The annual meeting was scheduled and held in June 1998. Such Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 8.   FINANCING STATEMENTS AND SUPPLEMENTARY DATA

1.       Financial Statements

The following financial statements of the Company are contained in Item 8 of this Report on the pages indicated:
                                                               Page
                                                               ----

Independent Auditors Reports                                   F1

Balance Sheets -
December 31, 1997, 1996                                        F2

Statements of Operations -
Years ended December 31, 1997, 1996 and 1995                   F3 - F4

Statements of Changes in Stockholders'
Equity - Years ended December 31, 1997, 1996 and 1995
                                                               F5 - F7

Statements of Cash Flows - Years
ended December 31, 1997, 1996, and 1995                        F8 - F9

Notes to Financial Statements as of
December 31, 1997, and 1996                                    F10 - F20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicale

ITEM 14. EXHIBITS, FINANCING STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       (a) Exhibits:

         See Index to Exhibits

2.       Reports on Form 8-K
         There were no reports on Form 8-K filed during the fourth quarter of 1997.

3. Financial Statement Schedules

I. Independent Auditors Report on
   Financial Statement Schedule                                F-21

II.  Valuation Accounts                                        F-23
                                      -26-

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

Dated: September 2, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               by /s/ Mair Faibish
                               ----------------------------------
                                      Mair Faibish
                                      Executive Vice President
                                      Principal Financial Officer
                                      and Director
Signed: September 2, 1998



                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein, Director

Signed: September 2, 1998

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Krantor Corporation

We have audited the accompanying consolidated balance sheets of Krantor Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our report dated April 4, 1997, we were unable to confirm promotional rebates totaling $1,467,738 at December 31, 1996 or satisfy ourselves about the recoverability of promotional rebates through alternative procedures. As described in Note 16 to the financial statements, the Company has restated its December 31, 1996 financial statements to correctly record promotional rebates. Accordingly, our present opinion on the December 31, 1996 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Krantor Corporation and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                                               BELEW AVERITT LLP

Dallas, Texas March 18, 1998, except for Note 17, as to which the date is March 31, 1998


                      KRANTOR CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                     ASSETS

                                                                                          1997              1996
                                                                                          ----              ----
CURRENT ASSETS
   Cashand cash equivalents                                                     $       189,626    $          2,897
   Accounts receivable, net of allowance for doubtful accounts
    of $96,000 and $551,000, respectively                                             1,128,000             491,427
   Promotional rebates (Note 16)                                                        270,496             483,529
   Other current assets                                                                 136,189              51,368
                                                                                ---------------     ---------------

       Total current assets                                                           1,724,311           1,029,221

COLLATERAL SECURITY DEPOSIT (Note 10)                                                 2,252,995           2,052,995

PROPERTY AND EQUIPMENT, net (Note 3)                                                    117,402              30,611

OTHER ASSETS                                                                                  -             253,264
                                                                                ---------------     ---------------
                                                                                $     4,094,708    $      3,366,091
                                                                                ===============     ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable (Note 4)                                                       $       535,810    $        803,050
   Accounts payable and accrued expenses (Note 5)                                     1,092,716           2,054,565
   Arbitration award payable                                                                  -             467,453
   Income taxes payable                                                                  10,529              71,158
                                                                                ---------------     ---------------

       Total current liabilities                                                      1,639,055           3,396,226

VENDOR DEBT DUE AFTER ONE YEAR (Note 5)                                                 395,048                   -

SUBORDINATED DEBENTURES (Note 6)                                                              -             377,000

COMMITMENTS AND CONTINGENCIES (Note 10)                                                       -                   -

PREFERRED STOCK OF SUBSIDIARY (Note 7)                                                  111,125                   -

STOCKHOLDERS' EQUITY (Note 8)
   Class A preferred stock - $.001 par value; 100,000 shares authorized                     100                 100
   Common stock - $.001 par value; 29,900,000 shares authorized                           4,140                 847
   Additional paid-in capital (Note 16)                                              14,611,141          12,426,869
   Deficit (Note 16)                                                                (12,498,401)        (12,667,451)
                                                                                ---------------     ---------------

                                                                                      2,116,980            (239,635)

   Less treasury stock, at cost, 1,400 shares                                          (167,500)           (167,500)
                                                                                ---------------     ---------------
       Total stockholders' equity (deficit)                                           1,949,480            (407,135)
                                                                                ---------------     ---------------

                                                                                $     4,094,708    $      3,366,091
                                                                                ===============     ===============



          See accompanying notes to consolidated financial statements.


                      KRANTOR CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                                   1997                1996               1995
                                                                   ----                ----               ----

REVENUE
   Net sales (Note 11)                                      $     5,007,336     $     7,086,521     $    43,917,040
   Commission income (Note 10)                                      382,025             285,013                   -
                                                             --------------      --------------      --------------

                                                                  5,389,361           7,371,534          43,917,040

COST OF SALES (Note 16)                                           4,195,519           7,829,881          38,588,738
                                                             --------------      --------------      --------------

GROSS PROFIT (LOSS)                                               1,193,842            (458,347)          5,328,302

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                           907,386             897,367           3,386,874

DEPRECIATION AND AMORTIZATION                                        16,915              33,660             163,215
                                                             --------------      --------------      --------------

OPERATING INCOME (LOSS)                                             269,541          (1,389,374)          1,778,213

OTHER INCOME (EXPENSE)
   Interest Income                                                  134,875                   -                   -
   Net gain (loss) on marketable securities                         (37,625)             13,673                   -
   Miscellaneous income (expense)                                   (48,505)              3,027              19,171
   Interest expense (Note 16)                                             -            (216,169)           (398,777)
   Financing costs                                                  (12,479)                  -            (100,625)
   Due diligence expense                                                  -                   -            (239,566)
   Dividends on preferred stock of subsidiary (Note 7)               (6,125)                  -                   -
                                                             --------------      --------------      --------------

                                                                     30,141            (199,469)           (719,797)
                                                             --------------      --------------      --------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                                     299,682          (1,588,843)          1,058,416

INCOME TAX EXPENSE (Note 9)                                               -              23,149             354,784
                                                             --------------      --------------      --------------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                                         299,682          (1,611,992)            703,632

DISCONTINUED OPERATIONS (Note 12)
   Loss from operations of IFD, net of applicable
    income tax benefit of $0                                              -          (5,357,904)           (150,749)
   Loss on disposal of IFD, net of applicable
    income tax benefit of $0                                       (130,632)         (4,217,244)                  -
                                                             --------------      --------------      --------------

NET INCOME (LOSS)                                                   169,050         (11,187,140)            552,883




                      KRANTOR CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Operations (Cont.)

                  Years ended December 31, 1997, 1996 and 1995


                                                                     1997                1996                1995
                                                                     ----                ----                ----

LESS PREFERRED DIVIDENDS                                    $       220,000     $       220,000     $       220,000
                                                             --------------      --------------      --------------
INCOME (LOSS) APPLICABLE TO COMMON
 STOCK                                                      $       (50,950)    $   (11,407,140)    $       332,883
                                                             ==============      ==============      ==============
BASIC EARNINGS (LOSS) PER COMMON
 SHARE (Note 15)
   Income (loss) from continuing operations                 $           .05     $         (5.55)    $          2.50
   Discontinued operations                                             (.08)             (29.01)               (.78)
                                                             --------------      --------------      --------------
NET INCOME (LOSS) PER COMMON SHARE                          $          (.03)    $        (34.56)    $          1.72
                                                             ==============      ==============      ==============
DILUTED EARNINGS (LOSS) PER COMMON
 SHARE                                                      $          (.03)    $        (34.56)    $          1.72
                                                             ==============      ==============      ==============


          See accompanying notes to consolidated financial statements.


                                [GRAPHIC OMITTED]
                      KRANTOR CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                 Class A                                   Additional                                     Total
                              Preferred Stock         Common Stock          paid-in                       Treasury     stockholders'
                            Shares      Amount     Shares       Amount      capital        Deficit         stock         equity
                            ------      ------     ------       ------      -------        -------         -----         ------

Balance at
 December 31, 1994         100,000   $       100   187,355   $       187   $ 8,518,151    $(2,033,194)   $  (167,500)   $ 6,317,744

Common stock issued
 in connection with
 compensation plan,
 less certain offering
 expenses                     --            --       4,641             5       298,365           --             --          298,370

Dividends on preferred
 stock                        --            --       6,000             6      (220,006)          --             --         (220,000)

Net income                    --            --        --            --            --          552,883           --          552,883
                         ---------     ---------   ---------   ---------   -----------     -----------    -----------    -----------
Balance at
 December 31, 1995         100,000           100   197,996           198     8,596,510     (1,480,311)      (167,500)     6,948,997

Common stock issued
 in connection with
 Regulation S offering,
 less related expenses        --            --     597,381           597     3,559,467           --             --        3,560,064

Dividends on preferred
 stock                        --            --       3,000             3      (220,003)          --             --         (220,000)

Dividends forgiven            --            --        --            --          55,000           --             --           55,000


                                [GRAPHIC OMITTED]
                      KRANTOR CORPORATION AND SUBSIDIARIES

       Consolidated Statements of Changes in Stockholders' Equity (Cont.)

                  Years ended December 31, 1997, 1996 and 1995


                                 Class A                                   Additional                                       Total
                             Preferred Stock            Common Stock         paid-in                    Treasury       stockholders'
                           Shares       Amount       Shares     Amount       capital       Deficit       stock              equity
                           ------       ------       ------     ------       -------       -------       -----              ------

Common stock issued
 in connection with
 compensation plan            --        $   --        48,658   $      49   $    435,895    $     --      $     --      $    435,944

Net loss (Note 16)            --            --           --          --             --     (11,187,140)        --       (11,187,140)

Balance at
 December 31, 1996         100,000          100      847,035         847     12,426,869    (12,667,451)    (167,500)       (407,135)
                           -------      --------     --------    -------    -----------     -----------   ----------    -----------
Common stock issued
 in connection with
 Regulation S offering,
 less related expenses        --            --     1,612,200       1,612      1,330,168         --             --         1,331,780

Redemption of
 preferred stock          (100,000)        (100)     400,000         400       (130,300)        --             --          (130,000)

Issuance of preferred
 stock                     100,000          100         --          --             --           --             --               100

Dividends on preferred
 stock                        --            --           --          --        (220,000)        --             --          (220,000)

Common stock
 options exercised            --            --       275,000         275        442,225         --             --           442,500


                                [GRAPHIC OMITTED]
                      KRANTOR CORPORATION AND SUBSIDIARIES

       Consolidated Statements of Changes in Stockholders' Equity (Cont.)

                  Years ended December 31, 1997, 1996 and 1995



                                 Class A                                   Additional                                       Total
                             Preferred Stock            Common Stock         paid-in                    Treasury       stockholders'
                           Shares       Amount       Shares     Amount       capital       Deficit       stock              equity
                           ------       ------       ------     ------       -------       -------       -----              ------
Common stock issued
 in connection with
 compensation plan           --         $ --       1,006,280   $  1,006    $    762,179      $  --        $  --           $  763,185

Net income                   --           --            --         --          --              169,050       --              169,050
                          --------      --------   ---------   ---------   ------------    -----------   -------------   ----------
Balance at
 December 31, 1997        100,000       $ 100      4,140,515   $  4,140    $ 14,611,141   $(12,498,401)   $  (167,500)    $1,949,480
                          ========      ========   =========   =========   ============    ===========   =============   ==========



          See accompanying notes to consolidated financial statements.


                      KRANTOR CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                                     1997                1996               1995
                                                                     ----                ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $       169,050     $   (11,187,140)   $        552,883
   Loss from discontinued operations                                130,632           9,575,148             150,749
   Adjustments to reconcile  net income  (loss) to net
    cash  provided  (used) by
    operating activities:
     Depreciation and amortization                                   16,915              33,660             163,215
     Amortization of financing costs                                      -                   -             100,625
     Loss on disposal of property and equipment                      14,496                   -                   -
     Net (gain) loss from marketable securities                      37,625             (13,673)                  -
     Dividends on preferred stock of subsidiary                       6,125                   -                   -
     Operating expenses paid with common stock                      798,074             776,858                   -
     Provision for bad debts                                              -             318,346             218,380
   Changes in operating assets and liabilities:
     Purchases of marketable securities                             (73,687)            (50,277)         (1,754,735)
     Sales of marketable securities                                  36,062              77,821           1,966,766
     (Increase) decrease in:
       Accounts receivable                                         (933,160)          6,149,894          (2,935,118)
       Inventory                                                          -           4,683,366            (836,164)
       Promotional rebates                                          (47,524)              8,186            (435,244)
       Deferred taxes                                                     -             166,103              66,784
       Other current assets                                          22,789              94,448             215,674
       Other assets                                                  85,812            (215,213)            (23,825)
     Increase (decrease) in:
       Accounts payable and accrued expenses                        (34,180)         (3,273,632)          3,963,116
       Income taxes payable                                         (60,629)           (236,696)            307,854
                                                                 -----------         -----------         -----------

   Net cash flows provided by operating activities
    of continued operations                                         168,400           6,907,199           1,720,960

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (118,202)             (3,486)           (831,868)
   Payment of collateral security deposit                           (75,000)           (739,400)                  -
   Advances to related party                                              -                   -             (85,958)
   Payments from related party                                            -             228,718                   -
   Due from officers and shareholders                                     -                   -              (4,600)
                                                                 -----------         -----------         -----------
   Net cash flows used by investing activities of
    continued operations                                           (193,202)           (514,168)           (922,426)

                      KRANTOR CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996 and 1995


                                                                     1997                1996               1995
                                                                     ----                ----               ----

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt                                              $       -         $(6,475,040)       $(40,657,280)
   Proceeds from debt issuance                                            -           2,728,792          42,559,039
   Issuance of subordinated debenture                                     -             480,000                   -
   Cash dividends on preferred stock                               (220,000)            (75,500)                  -
   Payment for redemption of preferred stock                       (130,000)                  -                   -
   Proceeds from issuance of common stock and
    preferred stock                                                 829,880           2,720,400              78,370
   Proceeds from issuance of preferred stock of
    subsidiary                                                      105,000                   -                   -
                                                                 -----------         -----------         -----------

   Net cash flows provided (used) by financing
    activities of continued operations                              584,880            (621,348)          1,980,129

CASH USED IN DISCONTINUED OPERATIONS                               (373,349)         (6,138,786)         (2,911,460)
                                                                 -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH                                     186,729            (367,103)           (132,797)

CASH, beginning of year                                               2,897             370,000             502,797
                                                                 -----------         -----------         -----------
CASH, end of year                                                $  189,626          $    2,897          $  370,000
                                                                 ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

   Interest paid                                                 $   37,100          $  967,778          $  398,777
                                                                 ===========         ===========         ===========
   Income taxes paid                                             $   60,629          $   65,443          $    3,369
                                                                 ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 OPERATING, INVESTING AND FINANCING
 ACTIVITIES

   Inventory conveyed for collateral security deposit             $       -          $1,007,345           $       -
   Conversion of subordinated debentures                            377,000             103,000                   -
   Purchase of inventory with note payable                                -                   -             825,000
   Non-cash issuance of common stock                                532,611             306,250                   -
   Promotional rebates used to pay vendor debt                      260,557                   -                   -
                                                                 -----------         -----------         -----------
       Total non-cash operating, investing and
         financing activities                                    $1,170,168          $1,416,595          $  825,000
                                                                 ===========         ===========         ===========



           See accompanying notes to consolidated financial statements.

                      KRANTOR CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

         Krantor Corporation (Krantor) is a distributor of groceries, general household merchandise and health and beauty aids in the promotional wholesale industry. In addition, Krantor also distributes squid and premium handmade cigars throughout the United States.

         In  April  1994,  Krantor  formed  a  wholly-owned  subsidiary,  Island
         Wholesale Grocers, Inc., which is a full-service wholesale delivery company capable of providing direct store inventory deliveries within hours of receiving an order, principally in the northeastern United States.

         In December 1995, Krantor formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributed specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, Krantor discontinued all operations of IFD, and presented them as such in the consolidated financial statements (see Note 12).

         In September 1996, Krantor formed a wholly-owned subsidiary, New Era Foods, Inc. (NEF), which is a company representing manufacturers, retailers and wholesalers in connection with distribution of frozen seafood, grocery and general merchandise products (see Note 10).

         In October 1997, New Era Foods, Inc. formed a subsidiary, Premium Cigar Wrappers, Inc. (PCW), for the purpose of producing premium cigar wrappers in the Dominican Republic. New Era, Inc. owns 66% of the common stock and approximately 22% of the preferred stock of PCW (see
         Note 7).

         Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Krantor, its wholly-owned subsidiaries and its majority-owned subsidiary (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue recognition
         -------------------

         The Company recognizes revenue at the time merchandise is shipped to the customer. The Company returns merchandise to the supplier that is damaged or has the wrong specifications. The cost is recovered from the trucking company or the supplier, depending upon the nature of the return.

         Cash equivalents
         ----------------

         The Company considers time deposits with original maturities of three months or less to be components of cash.

         Marketable securities
         ---------------------

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. At December 31, 1995, all the Company's investments qualified as trading securities and were stated at market value.

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

         Preferred stock of subsidiary
         -----------------------------

         Changes in preferred stock of the subsidiary is accounted for as an equity transaction and thus no gain or loss is recognized. Upon each new issuance of the subsidiary's preferred stock, the Company will evaluate whether or not its investment has been impaired and adjust accordingly.

         Advertising
         -----------

         The Company expenses advertising and promotional costs as incurred. Advertising expense totaled approximately $63,000, $5,000 and $70,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Income taxes
         ------------

         The Company uses the asset and liability method of computing deferred income taxes. In the event differences between the financial reporting bases and the tax bases of an enterprise's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when it is more likely than not that such portion, or all of such deferred tax assets, will not be realized.

         Earnings per share
         ------------------

         The Company calculates earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
         128). SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average common shares and dilutive common share equivalents outstanding during each period.

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

         Stock-based compensation plans
         ------------------------------

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
         "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employees or non-employees must pay to acquire the stock.

         Reclassifications
         -----------------

         Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.


2.       MARKETABLE SECURITIES

         Realized gains or losses on marketable securities are determined on the specific identification method. Net realized gains (losses) on sales of securities included in the determination of consolidated net income
         (loss)  amounted to $(37,625),  $13,673 and $(3,396) in 1997,  1996 and
         1995, respectively. Gross unrealized losses were $1,721 for 1995.


3.       PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 1997 and 1996 consisted of the following:

                                                                        1997                  1996
                                                              -----------------     ----------------
         Office equipment                                     $        193,355      $        185,355
         Machinery and equipment                                        48,824                     -
         Leasehold improvements                                         61,378                16,616
                                                              -----------------     ----------------
                                                                       303,557               201,971
         Less accumulated depreciation and amortization               (186,155)             (171,360)
                                                              -----------------     ----------------
                                                              $        117,402      $         30,611
                                                              =================     ================

4.       NOTES PAYABLE

         Notes payable at December 31, 1997 and 1996 consisted of the following:

                                                                                    1997                  1996
                                                                             -----------------     ----------------
         Revolving line-of-credit                                            $        301,633      $        381,329
         Note payable to investment company; non-interest bearing;
          principal due May 8, 1996, previously collateralized by
          inventory of IFD                                                            159,177               346,721
         Note payable to bank due July 5, 1996; non-interest bearing;
          previously collateralized by inventory of IFD                                75,000                75,000
                                                                             -----------------     ----------------
                                                                             $        535,810      $        803,050
                                                                             =================     ================

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


5.        VENDOR DEBT

         In 1997, the Company entered into an agreement with a vendor to repay the December 31, 1996 accounts payable balance of $1,465,976. The
         Company was required to pay $50,000 and offset 50% of earned promotional rebates against the payable due to the vendor. In March 1998, the Company renegotiated with the vendor and modified the terms of the agreement to pay off the remaining balance (see Note 17).

         The following are the scheduled maturities of vendor debt at December 31, 1997:

         Year ending
         December 31,
         ------------

              1998                      $        777,776
              1999                               266,664
              2000                               128,384
                                        ----------------
                                        $      1,172,824
                                        ================


6.        SUBORDINATED DEBENTURES

         The Company issued $480,000 of 3.75% subordinated debentures in September 1996. The debentures were unsecured and convertible to common stock at the lower of $1 per share or 70% of the average bid price, as defined. The 30% beneficial conversion feature was calculated at the date of issuance and amortized as interest expense through the first conversion date. The Company recognized $144,000 of interest expense in 1996 as a result of the 30% beneficial conversion feature. All subordinate debentures were converted to common stock as of December 31, 1997.

7.        MINORITY INTEREST

         PCW was incorporated in October 1997 with 7,750 shares of authorized $.001 par value common stock. At December 31, 1997, PCW had 1,000 shares of common stock outstanding which were issued at par value. The Company owns 66% of the common stock and an unrelated individual owns the minority interest. For financial reporting purposes, the assets, liabilities, results of operations and cash flows for PCW are included in the Company's consolidated financial statements and the outside investor's interest in PCW is reflected as a minority interest.

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1997. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $6,125 of preferred stock dividends payable at December 31, 1997. The Company's portion has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the preferred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.


8.       STOCKHOLDERS' EQUITY

         In May 1997, the majority of common stockholders voted to authorize a 1-for-25 reverse split of the Company's $.001 par value common stock. Any stockholders entitled to fractional shares were paid with cash based upon the current fair market value of the stock. All references in the accompanying financial statements to the number of common shares have been restated to reflect the stock split.

         In November 1997, the Company redeemed 100% of the Class A preferred stock in exchange for $350,000 cash, 400,000 shares of common stock and options to purchase 500,000 shares of restricted common stock exercisable at $1 per share. Part of the cash payment was used to settle accrued dividends of $220,000. The options will vest if the Company achieves $1,000,000 in pretax income within five years. The preferred stock was thereafter reissued, at par value, to an officer of the Company in recognition of services rendered; however, all dividend privileges and stock redemption rights were stripped from the stock. The stock retains the 13-to-1 voting privilege.

         At December 31, 1997, the Company had issued warrants to purchase 578,000 shares of the Company's common stock, at $1.10 per share. The warrants become exercisable when the shares are registered and expire at various dates through 2002. At December 31, 1997, 578,000 shares of common stock were reserved for that purpose.

         During 1997, the Company issued 1,612,200 shares in connection with a Regulation S offering at an average price of $.82 per share, resulting in $1,331,780 proceeds net of offering expenses, including the conversion of $377,000 of subordinated debt, and $125,000 of non-cash issuances in the Consolidated Statement of Cash Flows.

         In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 600,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 3,900,000 shares have been reserved since that date. Since the inception of the Plan, the Company has issued 1,343,450 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the compensation plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, the Company granted options in 1994, 1995 and 1997 to selected employees and professional service providers.

         The following is a summary of such stock option transactions for the years ended December 31, 1997, 1996 and 1995 in accordance with the
         Plan:



                                                                                                        Weighted
                                                                                                         average
                                                                                         Number of      exercise
                                                                                          shares          price
                                                                                          ------          -----

         Outstanding at December 31, 1994 (10,660 exercisable):                            21,740    $         3.11
           Granted                                                                         43,200    $         1.53
           Terminated                                                                     (21,740)   $         3.11
           Exercised                                                                            -    $            -
                                                                                  ----------------

         Outstanding at December 31, 1995 (37,200 exercisable):                            43,200    $         1.53
           Granted                                                                              -    $            -
           Terminated                                                                     (14,000)   $         1.87
           Exercised                                                                       (2,400)   $         1.38
                                                                                  ----------------

         Outstanding at December 31, 1996 (26,800 exercisable):                            26,800    $         1.38
           Granted                                                                        275,000    $         1.61
           Terminated                                                                     (26,800)   $         1.38
           Exercised                                                                     (275,000)   $         1.61
                                                                                  ----------------
         Outstanding at December 31, 1997                                                       -    $            -
                                                                                  ================

         Option price                                                             $  .50 - $ 3.88
                                                                                  ================
         Available for grant:
           December 31, 1995                                                            1,442,062
                                                                                  ================
           December 31, 1996                                                            2,409,430
                                                                                  ================
           December 31, 1997                                                            3,156,550
                                                                                  ================



         Since the exercise price of the Company's stock options equal the fair market value of the Company's common stock at the date of grant of the options, no compensation cost has been recognized in the financial statements in accordance with APB 25. Had compensation costs for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1997                1996               1995
                                                            ---------------     ----------------   ----------------
         Net income (loss):
            As reported                                     $       169,050     $   (11,187,140)   $        552,883
                                                            ===============     ================   ================
            Pro forma                                       $       147,724     $   (11,187,140)   $        491,917
                                                            ===============     ================   ================
         Net income (loss) per common share:
            As reported                                     $         (.03)     $       (34.56)    $           1.72
                                                            ===============     ================   ================
            Pro forma                                       $         (.04)     $       (34.56)    $           1.41
                                                            ===============     ================   ================

         The weighted-average fair value at date of grant for options granted during 1997 and 1995 (none granted in 1996) was $.08 and $.55 per option, respectively. The fair value of each option grant is estimated using the Black-Shoales option-pricing model with the following weighted-average assumptions used:

                                               1997              1995
                                          -------------     --------------

         Dividend yield                          0%                  0%
         Expected volatility                     0%                  0%
         Risk-free rate of return              6.5%               7.78%
         Expected life                     1 to 4 years         10 years

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


9.       INCOME TAXES

         At December 31, 1997, the Company had a net operating loss carryforward of approximately $10,660,000, which, if not utilized, will begin expiring in 2011. No Federal tax provision was required for 1996 due to the Company's net loss.

         The components of the deferred tax asset at December 31, 1997, 1996 and 1995 were approximately as follows:



                                                                   1997                1996               1995
                                                            ---------------     ---------------    ----------------
         Allowance for doubtful accounts                    $        32,600     $       187,281    $        106,420
         Net operating loss carryover                             3,624,500           3,197,752                   -
         Inventory capitalization                                         -                   -              11,900
         Deferred compensation                                       99,600              97,035             (23,892)
         Capital losses                                              44,500                   -              71,675
         Other                                                            -               2,744                   -
         Valuation allowance                                     (3,801,200)         (3,484,812)                  -
                                                            ---------------     ---------------    ----------------

                                                            $             -     $             -    $        166,103
                                                            ===============     ===============    ================


         The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following:


                                                                   1997                1996               1995
                                                            ---------------     ---------------    ----------------
         Federal:
           Current                                          $             -     $             -    $        235,000
           Deferred                                                       -                   -              66,784
           State and local                                                -              23,149              53,000
                                                            ---------------     ---------------    ----------------
                Total                                       $             -     $        23,149    $        354,784
                                                            ===============     ===============    ================

         A reconciliation of income tax expense computed at the U. S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                                   1997                1996               1995
                                                            ---------------     ---------------    ----------------
         Federal income tax expense at statutory
          rate, net of reserve                                      34.0%               34.0%               34.0%

         Increase (decrease) resulting from:
           Utilization of net operating loss carryforward          (34.0%)             (34.0%)                 -
           State and local income taxes, net of
             Federal benefit                                           -                  .2%                5.8%
           Graduated rate                                              -                    -                (.7)%
                                                            ---------------     ---------------    ----------------
                                                                       -                  .2%               39.1%
                                                            ===============     ===============    ================

10.      COMMITMENTS AND CONTINGENCIES

         Lease commitments
         -----------------

         The Company leases office space in Wexford, Pennsylvania under an operating lease which expires in August 2000. The Company also leases office space in Syosset, New York, under an operating lease which expires in December 1998. Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $30,000, $95,000 and $116,000, respectively.

         Future minimum lease commitments are $7,620, $7,620 and $5,080 for the years ending December 31, 1998, 1999 and 2000, respectively.

         Distribution agreements
         -----------------------

         In 1996, the Company entered into a ten-year agreement with a Chinese trading company (ALT) to distribute frozen seafood in the United States under a licensing arrangement. The Company acts as an agent for ALT. The Company markets ALT's frozen seafood products and earns commissions based on sales generated by the distribution agreement. Additionally, the Company sells promotional grocery products to an agent of ALT. ALT provides the funding for such purchases from the manufacturers.

         In consideration for ALT providing products and funding to the Company for sale and distribution, and as security for doing so, the Company was required to provide $2,052,995 in 1996 and an additional $200,000 in 1997, as collateral security for performance by the Company under the terms of the agreement. The collateral security deposit bears interest at 5% and is received quarterly.

         In December 1997, NEF entered into a twenty-five year exclusive worldwide distribution agreement with a Dominican Republic corporation
         (DR) for the sale and distribution of premium handmade cigars manufactured in the Dominican Republic. There is an option to extend the term up to an additional twenty-five years. DR will sell the cigars to NEF at cost, however, DR will be entitled to 50% of NEF's profits on resale of the cigars. NEF's profits will be calculated as gross receipts on sales of cigars less cost of goods, returns and allowances, freight, distribution, selling, general and administrative expenses, promotional expenses and all applicable taxes on importation and sale of the product.

         Employment agreements
         ---------------------

         During 1995, IFD entered into employment agreements with three employees whereby each employee was entitled to receive a base salary of $108,000 with annual increases of 5% plus certain employee benefits through December 2000 and stock options to purchase 66,666 shares of the Company's common stock at $2.00 per share. The employees were terminated in 1996 and filed an arbitration claim for the balance due under the employment contracts. The employees received a favorable arbitration award in the amount of $230,000 to be paid over the remaining term of the employment contracts. Such amounts are included in the arbitration award payable at December 31, 1996. All awards were paid during 1997.

         Litigation
         ----------

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. The Company has evaluated the potential exposure of an unfavorable outcome on various lawsuits and has accrued $125,000 for all losses which are considered probable.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


11.       MAJOR CUSTOMERS

         The Company has one customer, the U.S. agent of ALT, which accounted for 100% of total sales for 1997. Accounts receivable from this customer accounted for approximately $1,013,000 (89.8%) of total trade accounts receivable at December 31, 1997. No single customer accounted for more than 10% of sales in 1996.


12.      DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1998. Accordingly, IFD is accounted for as a discontinued operation in the accompanying consolidated financial statements. IFD revenues were approximately $0, $12,852,000 and $3,114,000 for the years ended 1997, 1996 and 1995, respectively. During 1997, the Company incurred additional expenses related to the liquidation of IFD and related litigation. Subsequent to the adoption of the plan to discontinue operations of IFD, an injunction was filed preventing the sale of IFD's inventory. Due to the perishable nature of the inventory, the inventory spoiled and $280,556 of inventory was written down to the lower of cost or market in 1996 in accordance with the Accounting Research Bulletin No. 43 and included in the consolidated statement of operations as a component of "Loss on disposal of IFD." The assets and liabilities of IFD included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 consisted of approximately the following:

                                                                                       1997               1996
                                                                                ----------------   ----------------
         Current assets of discontinued operations -
            Accounts receivable, net                                            $             -    $        297,000
                                                                               ================    ================
         Current liabilities of discontinued operations:
            Accounts payable and accrued expenses                               $       125,000    $        397,000
            Notes payable                                                               536,000             803,000
            Arbitration award payable                                                         -             238,000
                                                                                ----------------   ----------------
                                                                                $       661,000    $      1,438,000
                                                                               ================    ================

13.      RELATED PARTY TRANSACTIONS

         During 1995, the Company purchased from and sold to a wholesaler controlled by family members of the chief financial officer and purchased product from a manufacturer in which an outside director is president. Sales to and purchases from these related parties amounted to approximately $37,000 and $3,910,000, respectively in 1995. There were no purchases from nor sales to these related parties in 1996 or 1997.


14.      FOURTH QUARTER ADJUSTMENTS

         The  Company   made  a  fourth   quarter   adjustment   to  correct  an
         overstatement of promotional rebates of $984,209 (see Note 16).


15.      EARNINGS PER SHARE

         The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock.

                                                                   1997                1996               1995
                                                            ----------------    ----------------   ----------------
         Net income applicable to common
          stockholders                                      $       (50,950)    $   (11,407,140)   $        332,883
                                                            ================    ================   ================
         Weighted-average number of shares
          in basic EPS                                            1,630,220             330,071             192,990

         Effect of dilutive securities (stock warrants)              17,320                   -                   -
                                                            ----------------    ----------------   ----------------
         Weighted-average number of common
          shares and dilutive potential common
          shares used in diluted EPS                              1,647,540             330,071             192,990
                                                            ================    ================   ================

16.       PRIOR PERIOD ADJUSTMENTS

         The Company's financial statements as of December 31, 1996, have been restated to reflect an error in the recording of promotional rebates, interest on subordinated debentures and preferred stock dividends. The effect of the restatement is as follows:


           For Year Ended                                          As Previously
         December 31, 1996                                         Reported                          As Restated
         -----------------                                      ----------------                   ----------------

         Balance sheet:
           Promotional rebates                                  $      1,467,738                   $        483,529
           Additional paid-in capital                           $     12,262,541                   $     12,426,869
           Deficit                                              $    (11,539,242)                  $    (12,667,451)

         Statement of operations:
           Cost of sales                                        $      6,845,672                   $      7,829,881
           Interest expense                                     $         72,169                   $        216,169
           Net loss applicable to common stock                  $    (10,223,931)                  $    (11,407,140)
           Net loss per common share                            $        (30.97)                   $        (34.56)


17.       SUBSEQUENT EVENTS

         The Company renegotiated the settlement of amounts owing to a vendor on March 31, 1998. According to the terms of the agreement, the Company is required to issue $500,000 of common stock to the vendor during 1998 and repay the remaining balance in monthly payments of $22,222 from May 1998 through April 2000. No interest is being charged by the vendor (see Note 5).

         In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply cigar wrappers.

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



                                                               BELEW AVERITT LLP



Dallas, Texas
March 18, 1998

                      KRANTOR CORPORATION AND SUBSIDIARIES

                               Valuation Accounts

                                   Schedule II



                                                                       Additions
                                                   Balance at         charged to                              Balance at
                                                   beginning           costs and                                   end
                      Description                    of year           expenses          Deductions              of year
----------------------------------               --------------      -------------      -------------       -------------
Year ended December 31, 1997,
  allowance for doubtful accounts                $     551,000       $           -      $     455,174       $      95,826
                                                 ==============      =============      =============       =============


Reserve for deferred tax assets                  $   3,484,812       $           -      $     316,388       $   3,801,200
                                                 ==============      =============      =============       =============

Year ended December 31, 1996,
  allowance for doubtful accounts                $     313,000       $     545,000      $     307,000       $     551,000
                                                 ==============      =============      =============       =============

Reserve for deferred tax assets                  $           -       $   3,484,812      $           -       $   3,484,812
                                                 ==============      =============      =============       =============

Year ended December 31, 1995,
  allowance for doubtful accounts                $     123,892       $     290,380      $     101,272       $     313,000
                                                 ==============      =============      =============       =============


                                      F-23


                                 EXHIBIT INDEX


Exhibit No.       Description                                                        Page
-----------       -----------                                                        ----


3.1               Certificate of Incorporation and amendments thereto (1)            EX-1

3.2               By-Laws (2)                                                        EX-4

4                 Warrants and debentures  defining  rights of security  holders     --
                  (3)

10.1              Distributorship  Agreement  dated  October  1996  between Asia     EX-6
                  Legend  Trading  Ltd.  And New Era Foods  Inc.,  as  partially assigned to Tenda Foods Corp.

10.2              Distributorship  Agreement dated December 1997 between Fabrica     EX-14
                  De Tabaco  Valle  Dorado SA and Gran  Reserve  Corporation  as
                  partially assigned to New Era Foods Inc.

10.3              Krantor Corporation 1994 Services and Consulting  Compensation     --
                  Plan, as amended (4)

21                Listing of Company Subsidiaries                                    EX-22


(1) Except for amendment to certificate of incorporation filed 7/29/96 and filed 6/24/98 and Certificate of Designation regarding Preferred Stock field 6/24/98, copies being included herewith, the original certificate of incorporation and amendments thereto are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

(2) Except for the amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 a copy being included herewith, the original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

(3) Copies of outstanding warrants and debentures are incorporated by reference to the exhibits filed to the Form 8-K/A of the Company filed with the Commission (File No. 0-19409) on 2/3/98. Description of rights of Preferred Stock are included in Certificate of Designation regarding Preferred Stock, as amended, and included as Exhibit 3.1 hereto. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to
         Section 12(b) of the Exchange Act on July 16, 1991, including any amendment or report filed for the purpose of updating such description.

(4) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-21623) filed with the Commission on 2/12/97.