Form 10-Q/A
period 1997-03-31
SYNERGY BRANDS INC
filed 1998-09-25
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q /A


[x]       Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
          Exchange   Act  of  1934  for  the  period   ended   March  31,   1997
          --------------

                         Commission File Number: 0-19409

                              SYNERGY BRANDS, INC.
                         (Formerly KRANTOR CORPORATION)
             (Exact name of registrant as it appears in its charter)

                               Delaware 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               identification no.)

                   10850 Perry Highway, Suite 203 Wexford, PA
                 15090 (Address of principal executive offices)
                                   (zip code)

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

                                             [x] YES         [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1997 there were 1,104,207 shares outstanding of the registrant's common stock.

                               KRANTOR CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1997



                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                          Page

         Consolidated Balance sheets as of March 31, 1997
         (Unaudited) and December 31, 1996                             2-3

         Consolidated Statements of Operations for the three
         months ended March 31, 1997 and 1996 (Unaudited)              4-5

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1997 and 1996 (Unaudited)                     6-7

         Notes to Consolidated  Financial Statements                   8-12

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 13-14

         Forward Looking Information and Cautionary
         Statements                                                    15-16

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                     17

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996



                                                                    March 31,      December 31,
                                                                      1997            1996
                                                                 --------------   ------------
                                                                    (Unaudited)
                           ASSETS
Current Assets:
Cash                                                             $          470   $     2,897
Accounts Receivable - Net of allowance for doubtful accounts
  of $ 551,000 and $ 551,000 respectively                               418,806       491,427
Inventory                                                                     -             -
Promotional Rebates (Note 5)                                            483,529       483,529
Other Current Assets                                                    227,747        51,368
                                                                 --------------   ------------
         Total Current Assets                                         1,130,552     1,029,221

Collateral Security  Deposit (Note 7)                                 2,177,995     2,052,995
Property and Equipment - Net                                             22,196        30,611

Other Assets                                                            234,280       253,264
                                                                 --------------   ------------

         Total Assets                                            $    3,565,023   $ 3,366,091
                                                                 ==============   ============


           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                   March 31,    December 31,
                                                                    1997            1996
                                                                -------------   ------------
                                                                (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable (Note 2)                                          $    721,473    $   803,050
Accounts Payable & Accrued Expenses (Note 8)                       1,774,641      2,054,565
Arbitration award payable (Notes 7)                                  467,453        467,453
Income taxes payable                                                  52,547         71,158
                                                                -------------   ------------
         Total Current Liabilities                                 3,016,114      3,396,226

Subordinated Debentures                                              200,000        377,000

Commitments and Contingencies                                           --             --

Stockholders' Equity: (Note 4)
  Class A $2.20  Cumulative  Preferred  stock - $.001 par
    value;  100,000 shares authorized, 100,000 Shares Issued
    and Outstanding                                                      100            100
  Common  stock - $.001 par  value; 29,900,000 Shares
   authorized- 10,952,071 and 847,035  shares were outstanding
   at  3/31/97 and 12/31/96 respectively:                              1,095            847
Additional Paid-in Capital                                        12,923,802     12,426,869
  Accumulated Deficit                                            (12,408,588)   (12,667,451)
                                                                -------------   ------------
                                                                     516,409       (239,635)
Less treasury stock at cost, 1,400 share                            (167,500)      (167,500)
                                                                -------------   ------------
         Total stockholders' equity                                  348,909       (407,135)

         Total Liabilities & Stockholder's Equity               $  3,565,023    $ 3,366,091
                                                                =============   ============


           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                      1997         1996
                                                 -----------    -----------
Commission Income (Note 7)                       $   248,400    $      --
Promotional Income                                    31,098           --
Net Sales                                               --        4,779,672
                                                 -----------    -----------
                                                     279,498      4,779,672

Cost of Sales                                           --        4,403,616
                                                 -----------    -----------
Gross Profit                                         279,498        376,056

Selling, General and Administrative Expenses         224,309        182,057
Depreciation and Amortization                          8,415         48,415
                                                 -----------    -----------
Operating Income (Loss)                               46,774        145,584
                                                 -----------    -----------
Other Income (Expense):
   Miscellaneous Income (Expense)                     52,084         (1,009)
   Interest Expense                                     --         (103,035)
   Financing Costs                                    (6,513)      (100,000)
                                                 -----------    -----------
         Total Other (Income)                         45,571       (204,044)
                                                 ===========    ===========

Income (Loss)  From Continuing Operations
Before Income Taxes                                   92,345        (58,460)
Income Taxes                                            --             --
                                                 -----------    -----------
Income  (Loss) From Continuing Operation         $    92,345    $   (58,460)
                                                 ===========    ===========
DISCONTINUED OPERATIONS (Note 6)
Gain (Loss) from  Discontinued Operations            166,518       (250,510)
Income Taxes                                            --             --
                                                 -----------    -----------
Net Income (Loss) from Discontinued Operations       166,518       (250,510)

           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Cont.)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

Net Income (Loss)                                       258,863     (308,970)
Less Preferred Dividend                                  55,000       55,000

Income (Loss) Applicable to Common Stock  (Note 1)   $  203,863   $ (363,970)
                                                     ==========   ===========
Earnings (Loss) Per Common Share From
   Continuing Operations                             $      .03   $     (.02)
Earnings (Loss) Per Common Share From
   Discontinued Operations                                  .17         (.05)

Earnings (Loss) Per Common Share                     $      .20   $     (.07)
                                                     ==========   ===========

Weighted Average Number of Shares Outstanding           982,315    5,059,228


           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                             1997         1996
                                                        -----------    ------------
Cash Flows From Operating Activities:
Income (Loss) From Continuing Operations                $    92,345    $   (58,460)
Income (Loss) From Discontinued Operations                  166,518       (250,510)
Adjustments to Reconcile Net Income  (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
         Depreciation and Amortization                        8,415         48,415
         Amortization of Financing Costs                       --             --
         Operating Expenses paid with common stock          422,181           --
         Reserve for Bad Debts                                 --          (98,380)
         Changes in Operating Assets and Liabilities:
          Accounts Receivable                                72,621      4,077,101
          Inventory                                            --        2,220,510
          Promotional Rebates                                  --         (976,023)
          Other Current Assets                             (176,379)      (357,898)
                   Other Assets                              18,984        (25,079)
          Accounts Payable & Accrued Expenses              (279,924)    (4,883,320)
          Income Taxes Payable                              (18,611)       (65,639)
                                                        -----------    ------------
                  Net Cash Flows provided (used) by
                  Operating Activities                      306,150       (369,283)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                            --         (166,541)
Due From Officers and Shareholders                             --          (29,142)
Payment of Collateral Security Deposit                     (125,000)          --
                                                        -----------    ------------
                  Net Cash Flows (Used)
                  in  Investing Activities                 (125,000)      (195,683)
Cash Flows  From Financing Activities:
Net Borrowing (Payments) on  Notes Payable                  (81,577)       195,453
Proceeds from Issuance of Common Stock                       75,000         55,184
Cash Dividends on Preferred Stock                              --          (55,000)
Long Term Debt                                             (177,000)          --
                                                        -----------    ------------

Net Cash Flows Provided (used) by
              Financing Activities                         (183,577)       195,637
                                                        -----------    ------------
Net  Increase ( Decrease)  in Cash                           (2,427)      (369,329)
Cash - Beginning of Period                                    2,897        370,000

Cash - End of Period                                    $       470    $       671
                                                        ===========    ===========

           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                         1997      1996
                                                      --------   --------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
         Interest
                  Continuing Operations               $   --     $103,035
                  Discontinued Operation                  --       30,000
                                                      ========   ========
Income Taxes
         Continuing Operations                        $   --     $   --
         Discontinued Operation                           --         --
                                                      ========   ========

Supplemental Disclosure of Non-Cash Operating,
  Investing and Financing Activities:

Expenses paid via the distribution of registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan             --         --

Prepaid Expenses paid via the distribution of
  registered shares of the Company's Common
  Stock through it's Compensation and Services Plan       --         --
                                                      --------   --------

Total Non-Cash Operating, Investing and
                       Financing Activities               --         --
                                                      ========   ========

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

         In December 1995, Krantor formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributes specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, the Company discontinued all operations of IFD and presented them as such in the consolidated financial statements. (see Note 6).

         In September 1996, Krantor formed a wholly-owned subsidiary New Era Foods Inc., which is a brokerage company representing manufacturers, retailers and wholesalers in connection with distribution of grocery and general merchandise products (see Note 7).

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

         ADVERTISING
         -----------

         The Company expenses advertising costs as incurred. Advertising expense totaled approximately $9,900 and $3,000 for the quarters ended March 31, 1997 and 1996 respectively.

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

         STOCK-BASED COMPENSATIONS PLANS
         -------------------------------

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

2.       NOTES PAYABLE

         Notes payable at March 31, 1997 consisted of the following:

                                                                               1997
                                                                               ----

         Revolving line-of-credit                                         $  304,752
         Note Payable to investment company; non-interest bearing;
          principal due May 8, 1996, previously collateralized by
          inventory of IFD                                                   341,721
         Note payable to bank due July 5, 1996; non-interest bearing;
          previously collateralized by inventory of IFD                       75,000
                                                                          -----------
                                                                          $  721,473

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

3.       SUBORDINATED DEBENTURES

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

4.       STOCKHOLDERS' EQUITY

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

5.       LITIGATION

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. The Company has evaluated the potential exposure of an unfavorable outcome on various lawsuits and has accrued $166,000 for all losses which are considered probable.

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

6.       DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1998. Accordingly, IFD is accounted for as a discontinued operation in the accompanying consolidated financial statements. IFD revenues were approximately $0 for the quarter ended March 31, 1997 and $12,852,000 and $3,114,000 for the years ended 1996 and 1995, respectively. During 1997, the Company incurred additional expenses related to the liquidation of IFD and related litigation. Subsequent to he adoption of the plan to discontinue operations of IFD, an injunction was filed preventing the sale of IFD's inventory. Due to the perishable nature of the inventory, the inventory spoiled and $280,556 of inventory was written down to the lower of cost or market in 1996, in accordance with the Accounting Research Bulletin No. 43 and included in the consolidated statement of operations as a component of "Loss on disposal of IFD." The assets and liabilities of IFD included in the accompanying consolidated balance sheets as of March 31, 1997 consisted of approximately the following:

         Current Assets of discontinued operations -
           Accounts receivable, net                             $   230,000
         Current liabilities of discontinued operations:
           Accounts payable and accrued expenses                    166,000
           Notes payable                                            721,000
           Arbitration award payable                                238,000
                                                                -----------
                                                                $ 1,125,000

 7.      COMMITMENTS AND CONTINGENCIES

         DISTRIBUTION AGREEMENT
         ----------------------

         In 1996, the Company entered into a ten-year agreement with a Chinese trading company (ALT) to distribute frozen seafood in the United States under a licensing arrangement. The Company acts as an agent for ALT. The Company markets ALT's frozen seafood products and earns commission based on sales generated by the distribution agreement. In consideration for the Chinese trading company providing products to the Company for sale and distribution and as security for doing so, the Company provided $2,052,995 in 1996 and an additional $125,000 in 1997, as collateral security for performance by the Company under the terms of the agreement.

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

8.       MANAGEMENT'S PLANS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the Company continuing as a going concern. However, the Company sustained a substantial operating loss in 1996 and at March 31, 1997, current liabilities exceeded current assets by $1,855,562. During 1996 and 1997, the Company became unable to use its line-of-credit due to lack of collateral and the default of certain provisions of the loan agreement.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

                                    OVERVIEW

         The Company primarily brokers and merchandises the sale of frozen squid and promotional brand name grocery products through an agency agreement with a Chinese trading company, Asia Legend Trading Ltd. ("ALT") to the food industry. The Company discontinued its kosher food business (IFD) on June 30, 1996. (See
Note 6 to Consolidated Statements). The Company's current assets consist primarily of accounts receivable, prepaid expenses and cash. The Company's liabilities consist of accounts payable, short term and long term debt.

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

         Income from continuing operations for the quarter totaled $92,345 for the period as compared to a $(58,460) loss for the same period. This profit represents the Company's food brokerage business and promotional rebates the Company earns by representing food manufacturers. Income from discontinued operations totaled $166,518 for the quarter. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not negatively affect future operating results.

                         LIQUIDITY AND CAPITAL RESOURCES

         The company reduced its working capital deficit by 20% to $1,885,562 from December 31, 1996. The deficit is directly related to current liabilities that are fully accrued for IFD's business that have not been settled or reconciled. IFD's inventory has been fully reserved, this bringing inventory value to $0.00 at March 31, 1997. Liabilities were reduced from $3.8 million to $3.2 million a 16% drop. (See Note 8 to Consolidated Statements). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand and satisfy its liabilities related to discontinued operations. Continuing operations will be conducted through Island Wholesale Grocers (IWG), the promotional grocery and seafood subsidiary of Krantor and the distribution agreement entered into on October 1, 1996 with ALT. (See Note 1 to Consolidated Statements). There was no material change in the Company's accounts receivable since December 31, 1996.

         The Company plans on expanding its core grocery and frozen seafood market through its distribution agreement. Krantor believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. See "Forward-Looking Information and Cautionary Statements." The company has a deposit with ALT of $2.2 million for the purpose of securing the performance underlying the distribution agreement entered into in October 1996. The Company earns a 5% interest rate on the pledged deposit.

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

         4.       RELIANCE ON COMMON CARRIERS.

                  The Company does not utilize its own trucks in its business and is dependent, for shipping of product purchases, on common carriers in the trucking industry. Although the Company uses several  hundred  common  carriers,  the trucking  industry is subject  to  strikes  from  time to  time,  which  could  have material adverse effects on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

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

         8.       LITIGATION.

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

                               KRANTOR CORPORATION


Date:    4/29/97              By: /s/ Mair Faibish
                              -------------------------------
                              By:     Mair Faibish
                                      Chief Financial Officer




Date:    4/29/97              By: /s/ Mitchell Gerstein
                              -------------------------------
                              By:     Mitchell Gerstein
                                      Treasurer