Form 10-Q/A
period 1997-06-30
SYNERGY BRANDS INC
filed 1998-09-25
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q /A


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997

                                  -------------

                         Commission File Number: 0-19409

                               SYNERGY BRANDS, INC
                          (Formely KRANTOR CORPORATION)
             (Exact name of registrant as it appears in its charter)

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



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                            Page

         Consolidated Balance sheets as of June 30, 1997
         (Unaudited) and December 31, 1996                               2 -3

         Consolidated Statements of Operations for the six
         months ended June 30, 1997 and 1996 (Unaudited)                 4-5

         Consolidated Statements of Operations for the Three
         months ended June 30, 1997 and 1996 (Unaudited)                 6-7

         Consolidated Statements of Cash Flows for the Six  months
         ended June 30, 1997 and 1996 (Unaudited)                        8-9

         Notes to Consolidated  Financial Statements                     10-14

         Management's Discussion and Analysis of                         15-16
         Financial Condition and Results of Operations

         Forward Looking Information and Cautionary                      17-18
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                       19

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996



                                                               June 30,       December 31,
                                                                 1997             1996
                                                               ------------   ------------
                                                               (Unaudited)
                           ASSETS
                           ------
Current Assets:
---------------
Cash .......................................................   $   95,998     $    2,897
Accounts Receivable - Net of allowance for doubtful accounts
  of $ 551,000 and $ 551,000 respectively ..................      337,788        491,427
Inventory ..................................................         --             --
Promotional Rebates (Note 5) ...............................      678,117        483,529
Other Current Assets .......................................      165,148         51,368
                                                               ------------   ------------
         Total Current Assets ..............................    1,277,051      1,029,221

Collateral  and Security  Deposit (Note 7) .................    2,177,995      2,052,995
Property and Equipment - Net ...............................       27,550         30,611

Other Assets ...............................................      221,343        253,264
                                                               ------------   ------------

         Total Assets ......................................   $3,703,939     $3,366,091
                                                               ==========     ==========

           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996



                                                                    June 30,        December 31,
                                                                      1997              1996
                                                                    ------------   --------------
                                                                    (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------

Notes Payable (Note 2)                                              $   684,520     $    803,050
Accounts Payable & Accrued Expenses (Note 8)                          1,666,292        2,054,565
Arbitration award payable (Notes 7)                                     467,453          467,453
Income taxes payable                                                     57,798           71,158
                                                                    ------------   --------------
         Total Current Liabilities                                    2,876,063        3,396,226

Subordinated Debentures                                                 350,000          377,000

Commitments and Contingencies                                              -                 -

Stockholders' Equity: (Note 4)
  Class A $2.20  Cumulative  Preferred  stock - $.001 par value;
  100,000 shares authorized, 100,000 Shares Issued
  and Outstanding                                                           100              100
Common  stock - $.001 par  value; 29,900,000 Shares
   authorized- 1,202,708 and 847,035  shares were outstanding
   at  6/30/97 and 12/31/96 respectively:                                 1,203              847
Additional Paid-in Capital                                           12,950,654       12,426,869
  Accumulated Deficit                                               (12,306,581)     (12,667,451)
                                                                    ------------   --------------
                                                                        645,376         (239,635)
Less treasury stock at cost, 1,400 shares                              (167,500)        (167,500)
                                                                    ------------   --------------
         Total stockholders' equity                                     477,876         (407,135)

         Total Liabilities & Stockholder's Equity                   $ 3,703,939     $  3,366,091
                                                                    ============    =============


           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                      1997             1996
                                                 ------------   -----------
Commission Income (Note 7)                       $   370,450    $      --
Net Sales                                          1,548,896      5,836,991
                                                 -----------    -----------
                                                   1,919,346      5,836,991

Cost of Sales                                      1,345,852      5,356,548
                                                 -----------    -----------
Gross Profit                                         573,494        480,443

Selling General and Administrative Expenses ..       442,006        220,728
Depreciation and Amortization                         15,761         96,830
                                                 -----------    -----------
Operating Income (Loss)                              115,727        162,885
                                                 -----------    -----------
Other Income (Expense):
   Miscellaneous Income (Expense)                     91,437        (10,848)
   Interest Expense                                     --         (197,177)
   Financing Costs                                   (12,476)      (125,500)
                                                 -----------    -----------
         Total Other (Income)                         78,961       (333,525)
                                                 ===========    ===========

Income (Loss)  From Continuing Operations
Before Income Taxes                                  194,688       (170,640)
Income Taxes                                            --             --
                                                 -----------    -----------
Income  (Loss) From Continuing Operation         $   194,688    $  (170,640)
                                                 ===========    ===========
DISCONTINUED OPERATIONS (Note 6)
Gain (Loss) from  Discontinued Operations            166,182     (4,386,903)
Income Taxes                                            --             --
                                                 -----------    -----------
Net Income (Loss) from Discontinued Operations       166,182     (4,386,903)


           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

Income (Loss) Before Extraordinary Item                  360,870    (4,557,543)

                                                     -----------   -----------
Net Income (Loss)                                        360,870    (4,557,543)
Less Preferred Dividend                                  110,000       110,000
                                                     -----------   -----------
Income (Loss) Applicable to Common Stock  (Note 1)   $   250,870   $(4,667,543)
                                                     ===========   ===========
Earnings (Loss) Per Common Share From
   Continuing Operations                             $       .08   $     (1.39)
Earnings (Loss) Per Common Share From
   Discontinued Operations                                   .16        (21.67)
                                                     -----------   -----------
Earnings (Loss) Per Common Share                     $       .24   $    (23.06)
                                                     ===========   ===========
Weighted Average Number of Shares Outstanding          1,057,614       202,369


           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                        1997           996
                                                  ----------    -----------
Commission Income (Note 7)                       $   122,050    $      --
Net Sales                                          1,548,896      1,057,319
                                                 -----------    -----------
                                                   1,670,946      1,057,319

Cost of Sales                                      1,376,950        952,932
                                                 -----------    -----------
Gross Profit                                         293,996        104,387

Selling General and Administrative Expenses          217,697         38,671
Depreciation and Amortization                          7,346         48,415
                                                 -----------    -----------
Operating Income (Loss)                               68,953         17,301
                                                 -----------    -----------
Other Income (Expense):
   Miscellaneous Income (Expense)                     39,353         (9,839)
   Interest Expense                                     --          (94,142)
   Financing Costs                                    (5,963)       (25,500)
                                                 -----------    -----------
         Total Other (Income)                         33,390       (129,481)
                                                 ===========    ===========

Income (Loss)  From Continuing Operations
Before Income Taxes                                  102,343       (112,180)
Income Taxes                                            --             --
                                                 -----------    -----------
Income  (Loss) From Continuing Operation         $   102,343    $  (112,180)
                                                 ===========    ===========
DISCONTINUED OPERATIONS (Note 6)
Gain (Loss) from  Discontinued Operations               (336)    (4,136,393)
Income Taxes                                            --             --
                                                 -----------    -----------
Net Income (Loss) from Discontinued Operations          (336)    (4,136,393)


           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

Income (Loss) Before Extraordinary Item                  102,007    (4,248,573)
                                                     -----------   -----------

Net Income (Loss)                                        102,007    (4,248,573)
Less Preferred Dividend                                   55,000        55,000

Income (Loss) Applicable to Common Stock  (Note 1)   $    47,007   $(4,303,573)
                                                     ===========   ===========
Earnings (Loss) Per Common Share From
   Continuing Operations                             $       .04   $      (.82)
Earnings (Loss) Per Common Share From
   Discontinued Operations                                  --          (20.13)
                                                     -----------   -----------
Earnings (Loss) Per Common Share                     $       .04   $    (20.95)
                                                     ===========   ===========
Weighted Average Number of Shares Outstanding          1,134,415       205,441

           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997            1996
                                                        ------------   ------------
Cash Flows From Operating Activities:
Income (Loss) From Continuing Operations                $   194,688    $  (170,640)
Income (Loss) From Discontinued Operations                  166,182     (4,387,088)
Adjustments to Reconcile Net Income  (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
         Depreciation and Amortization                       15,761         96,830
         Amortization of Financing Costs                       --             --
         Non-Cash Expenses                                  274,141           --
         Reserve for Bad Debts                                 --         (176,000)
         Changes in Operating Assets and Liabilities:
         Sale of  Markable Securities                          --           11,000
         Accounts Receivable                                153,639      5,794,920
         Inventory                                             --        4,346,958
         Promotional Rebates                               (194,588)      (976,023)
         Deferred Taxes                                        --          268,323
         Other Current Assets                              (113,780)      (946,686)
         Other Assets                                        31,921         88,151
         Accounts Payable & Accrued Expenses               (388,273)    (4,356,793)
         Income Taxes Payable                               (13,360)      (307,854)
                                                        ------------   ------------
                  Net Cash Flows Provided (Used)
                  by  Operating Activities                  126,331       (714,902)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                         (12,700)      (165,436)
Due From Officers and Shareholders                             --           77,712
Payment of Collateral Security Deposit                     (125,000)          --
Advances to Related Parties                                    --          228,718
                                                        ------------   ------------

                  Net Cash Flows (Used)
                  in  Investing Activities                 (137,700)       140,994
Cash Flows  From Financing Activities:
Net Borrowing (Payments) on  Notes Payable                 (118,530)      (695,147)
Proceeds from Issuance of Common Stock                      250,000      1,073,673
Cash Dividends on Preferred Stock                              --         (110,000)
Long Term Debt                                              (27,000)          --
Deferred Cost                                                  --          (62,479)
                                                        ------------   ------------
         Net Cash Flows Provided (used) by
              Financing Activities                          104,470        206,047
                                                        ------------   ------------
Net  Increase ( Decrease)  in Cash                           93,101       (367,861)
Cash - Beginning of Period                                    2,897        370,000
                                                        ------------   ------------
Cash - End of Period                                    $    95,998    $     2,139
                                                        ============   ============


           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                         1997       1996
                                                         ----       ----

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
         Interest
                  Continuing Operations               $    --     $197,177
                  Discontinued Operation                 23,100     64,951
                                                      =========   ========
Income Taxes
         Continuing Operations                        $    --     $   --
         Discontinued Operation                            --         --
                                                      =========   ========

Supplemental Disclosure of Non-Cash Operating,
  Investing and Financing Activities:

Expenses paid via the distribution of registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan              --         --

Prepaid Expenses paid via the distribution of
  registered shares of the Company's Common
  Stock through it's Compensation and Services Plan        --         --
                                                      ---------   --------

Total Non-Cash Operating, Investing and
                       Financing Activities                --         --
                                                      =========   ========




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

         ADVERTISING
         -----------

         The Company expenses advertising costs as incurred. Advertising expense totaled approximately $20,000 and $3,000 for the six months ended June 30, 1997 and 1996 respectively.

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

2.       NOTES PAYABLE

         Notes payable at June 30, 1997 consisted of the following:

                                                                                1997
                                                                                ----

         Revolving line-of-credit                                           $ 267,799
         Note Payable to investment company; non-interest bearing;
          principal due May 8, 1996, previously collateralized by
          inventory of IFD                                                    341,721
         Note payable to bank due July 5, 1996; non-interest bearing;
         previously collateralized by inventory of IFD                         75,000
                                                                            ---------

                                                                            $ 684,520


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

5.       LITIGATION

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. The Company has evaluated the potential exposure of an unfavorable outcome on various lawsuits and has accrued $150,000 for all losses which are considered probable.

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

6.       DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1998. Accordingly, IFD is accounted for as a discontinued operation in the accompanying consolidated financial statements. IFD revenues were approximately $0 for the six months ended June 30, 1997 and $12,852,000 and $3,114,000 for the years ended 1996 and 1995, respectively. During 1997, the Company incurred additional expenses related to the liquidation of IFD and related litigation. Subsequent to he adoption of the plan to discontinue operations of IFD, an injunction was filed preventing the sale of IFD's inventory. Due to the perishable nature of the inventory, the inventory spoiled and $280,556 of inventory was written down to the lower of cost or market in 1996, in accordance with the Accounting Research Bulletin No. 43 and included in the consolidated statement of operations as a component of "Loss on disposal of IFD." The assets and liabilities of IFD included in the accompanying consolidated balance sheets as of June 30, 1997 consisted of approximately the following:

         Current Assets of discontinued operations -
           Accounts receivable, net                              $   197,000
         Current liabilities of discontinued operations:
           Accounts payable and accrued expenses                     150,000
           Notes payable                                             684,520
           Arbitration award payable                                 238,000
                                                                 ------------
                                                                 $ 1,072,520

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

8.       MANAGEMENT'S PLANS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the Company continuing as a going concern. However, the Company sustained a substantial operating loss in 1996 and at June 30, 1997, current liabilities exceeded current assets by $1,599,012. During 1996 and 1997, the Company became unable to use its line-of-credit due to lack of collateral and the default of certain provisions of the loan agreement.

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

     Income from continuing operations for the six months ended June 30, 1997 totaled $194,688 for the period as compared to a $170,640 loss for the same period. This profit represents the Company's food brokerage and direct sales business. Income from discontinued operations totaled $166,182 for the six months ended June 30, 1997. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not negatively affect future operating results. Earnings per share for continuing operations were $.08 per share compared to a $1.39 per share loss for the prior six months period.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997 the company reduced its working capital deficit by 33% to $1,599,012 from December 31, 1996. The deficit is directly related to current liabilities that are fully accrued for IFD's business that have not been settled or reconciled. IFD's inventory has been fully reserved at June 30, 1997. Liabilities were reduced from $3.8 million to $3.2 million a 16% drop. (See Note 8 to Consolidated Statements). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand and satisfy its liabilities related to discontinued operations. Continuing operations will be conducted through Island Wholesale Grocers (IWG), the promotional grocery and seafood subsidiary of Krantor, and the distribution agreement entered into on October 1, 1996 with ALT. (See Note 1 to Consolidated Statements). There was no material change in the Company's accounts receivable since December 31, 1996.

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

                                      KRANTOR CORPORATION


Date:    7/23/97                      By: /s/ Mair Faibish
                                      --------------------------------
                                      By:     Mair Faibish
                                              Chief Financial Officer


Date:    7/23/97                      By: /s/ Mitchell Gerstein
                                      --------------------------------
                                      By:     Mitchell Gerstein
                                              Chief Financial Officer