Form 10-Q/A
period 1997-09-30
SYNERGY BRANDS INC
filed 1998-09-25
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q /A


[x]      Quarterly  Report  Pursuant  to Section  13 or 15(d) of the  Securities
         Exchange  Act  of  1934  for  the  period  ended   SEPTEMBER  30,  1997
         ------------------

                         Commission File Number: 0-19409

                              SYNERGY BRANDS, INC.
                          (Formely KRANTOR CORPORATION)
             (Exact name of registrant as it appears in its charter)

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

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                         September 30, 1997           December 31, 1996
                                                                         ------------------           ------------------
                                                                           (Unaudited)

                            ASSETS
                            ------
Current Assets:
---------------

Cash                                                                             $  5,302                     $  2,897
Accounts Receivable - Net of allowance for doubtful
accounts of $ 551,000 and $ 551,000 respectively                                  385,788                      491,427
Inventory                                                                               -                            -
Promotional Rebates (Note 5)                                                      704,777                      483,529
Other Current Assets                                                              100,184                       51,368
                                                                         ----------------             ----------------
Total Current Assets                                                            1,196,051                    1,029,221

Collateral and Security Deposit (note 7)                                        2,308,995                    2,052,995
Property and Equipment  - Net                                                      27,374                       30,611

Other Assets                                                                      209,040                      253,264
                                                                         ----------------             ----------------



Total Assets                                                                  $ 3,741,460                 $  3,366,091
                                                                          ===============              ===============


           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                        September 30, 1997            December 31, 1996
                                                                        ------------------            ----------------
                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable (Note 2)                                                          $ 647,082                   $  803,050
Accounts Payable & Accrued Expenses (Note8)                                     1,369,188                    2,054,565
Arbitration award payable (Notes 7)                                               467,453                      467,453
Income taxes payable                                                               48,817                       71,158
                                                                         ----------------             ----------------
Total Current Liabilites                                                        2,532,540                    3,396,226


Subordinated Debentures                                                           100,000                      377,000

Commitments and Contingencies

Stockholders' Equity: (Note 4)
Class A $2.20 Cumulative Preferred stock - $.001 par
value; 100,000 shares authorized, 100,000 Shares Issued
and Outstanding                                                                       100                          100
Common stock - $.001 par value; 29,900,000 Shares
authorized- 1,912,385 and 847,035 shares were
outstanding at 9/30/97 and 12/31/96 respectively:                                   1,912                          847
Additional Paid-in Capital                                                     13,486,530                   12,426,869
Accumulated Deficit                                                          (12,212,122)                 (12,667,451)
                                                                         ----------------             ----------------
                                                                                1,276,420                    (239,635)
Less treasury stock at cost,    1,400 shares                                    (167,500)                    (167,500)
                                                                         ----------------             ----------------
Total stockholders' equity                                                      1,108,920                    (407,135)

Total Liabilities & Stockholder's Equity                                      $ 3,741,460                 $  3,366,091
                                                                          ===============              ===============


           See Accompanying Notes to Consolidated Financial Statements

                                     KRANTOR
                                   CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                 1997                        1996
                                                                         ----------------             ----------------
Commission Income (Note 7)                                                        370,450                            -
Net Sales                                                                     $ 3,512,810                 $  7,061,456
                                                                               ----------                  -----------
                                                                                3,883,260                    7,061,456

Cost of  Sales                                                                  3,007,407                    6,723,211
                                                                         ----------------              ---------------
Gross Profit                                                                      875,853                      338,245
Selling General and Administrative Expense                                        661,671                      457,340
Depreciation and Amortization                                                      15,938                       96,830
                                                                         ----------------             ----------------
Operating Income (Expense):                                                       198,244                    (215,925)
                                                                         ----------------             ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                  119,676                        2,352
   Interest Expense                                                                     -                     (72,000)
  Financing Costs                                                                (19,863)                    (125,500)
                                                                         ----------------             ----------------
              Total Other (Income)                                                 99,813                    (195,148)

                                                                          ===============              ===============

Income (Loss) From Continuing Operations
Before Income Taxes                                                               298,057                    (411,073)
Income Taxes                                                                            -                            -
                                                                         ----------------             ----------------
Income (Loss) From Continuing Operations                                        $ 298,057                 $  (411,073)

                                                                          ===============              ===============
DISCONTINUED OPERATIONS (Note 6)
Gain (loss) from Discontinued Operations                                          157,272                  (7,387,998)
Income Taxes                                                                            -                            -
                                                                         ----------------             ----------------
Net Income (Loss) from Discontinued Operations                                    157,272                  (7,387,998)


           See Accompanying Notes to Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


Income (Loss) Before Extraordinary Item                                           455,329                  (7,799,071)
Extraordinary Item - Reduction of Income Taxes
Arising from Utilization of Loss Carryovers                                             -                            -
                                                                         ----------------             ----------------
Net Income (Loss)                                                                 455,329                  (7,799,071)
Less Preferred Dividend                                                           165,000                      165,000
                                                                         ----------------             ----------------
Income (Loss) Applicable to Common Stock (Note 1)                               $ 290,329               $  (7,964,071)
                                                                          ===============              ===============
Earnings (Loss) Per Common Share From
  Continuing Operations                                                            $  .11                    $  (2.38)
Earnings (Loss) Per Common Share From
  Discontinued Operations                                                             .13                      (30.46)
                                                                         ----------------             ----------------
Earnings (Loss) Per Common Share                                                   $  .24                   $  (32.84)
                                                                          ===============              ===============
Weighted Average Number of Shares Outstanding                                   1,248,104                      242,540


           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                1997                        1996
                                                                         ----------------             ----------------
Net Sales                                                                    $  1,963,914                 $  1,224,465
Cost of Sales                                                                   1,661,555                    1,366,663
                                                                         ----------------             ----------------
Gross Profit                                                                      302,359                    (142,198)
Selling General and Administrative Expenses                                       219,665                      236,612
Depreciation and Amortization                                                         177                            -
                                                                         ----------------             ----------------
Operating  Income (Loss)                                                           82,517                    (378,810)
                                                                         ----------------             ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                   28,239                       13,200
  Interest Expense                                                                      -                      125,177
  Financing Costs                                                                 (7,387)                            -
                                                                         ----------------             ----------------
              Total Other (Income)                                                 20,852                      138,377

                                                                          ===============              ===============

Income (Loss) From Continuing Operations
Before Income Taxes                                                               103,369                    (240,433)
Income Taxes                                                                            -                            -
                                                                         ----------------             ----------------
Income (Loss) From Continuing Operation                                         $ 103,369                 $  (240,433)

                                                                          ===============              ===============
DISCONTINUED OPERATIONS (Note 6)
Gain (Loss) from Discontinued Operations                                          (8,910)                  (3,001,095)
Income Taxes                                                                            -                            -
                                                                         ----------------             ----------------
Net Income (Loss) from Discontinued Operations                                    (8,910)                  (3,001,095)



           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


Income (Loss) Before Extraordinary Item                                            94,459                  (3,241,528)
Extraordinary Item - Reduction of Income Taxes
  Arising from Utilization of Loss Carryovers                                           -                            -
                                                                         ----------------             ----------------
Net Income (Loss)                                                                  94,459                  (3,241,528)
Less Preferred Dividend                                                            55,000                       55,000
                                                                         ----------------             ----------------
Income (Loss) Applicable to Common Stock (Note 1)                                $ 39,459               $  (3,296,528)
                                                                          ===============              ===============

Earnings (Loss) Per Common Share From
  Continuing Operations                                                            $  .01                     $  (.98)
Earnings (Loss) Per Common Share From
  Discontinued Operations                                                               -                       (9.96)
                                                                         ----------------             ----------------
Earnings (Loss) Per Common Share                                                   $  .01                   $  (10.94)
                                                                          ===============              ===============
Weighted Average Number of Shares Outstanding                                   1,595,973                      301,200


           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                1997                        1996
                                                                         ----------------             ----------------
Cash Flows From Operating Activites:
Income (Loss) From Continuing Operations                                       $  298,057                 $  (411,073)
Income (Loss) From Discontinued Operations                                        157,272                  (7,387,998)
Adjustments to Reconcile Net Income (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
     Depreciation and Amortization                                                 15,938                       96,830
     Non-Cash Expenses                                                            810,726                      979,287
     Reserve for Bad Debts                                                              -                      602,000
     Changes in Operating Assets and Liabilities:
     Sale of Markable Securities                                                        -                       13,648
     Accounts Receivable                                                          105,639                    8,569,278
     Inventory                                                                          -                    5,462,917
     Promotional Rebates                                                        (221,248)                    (976,023)
     Deferred Taxes                                                                     -                      217,803
     Other Current Assets                                                        (48,816)                  (1,820,627)
     Other Assets                                                                  44,224                    (529,849)
     Accounts Payable & Accrued Expenses                                        (685,377)                  (5,304,079)
     Income Taxes Payable                                                        (22,341)                    (307,854)
                                                                         ----------------             ----------------
                      Net Cash Flows (Used)
                      in Operating Activities                                     454,074                    (795,740)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                              (12,701)                      660,484
Due From Officers and Shareholders                                                      -                       80,035
Payment of Collateral Security Deposit                                          (256,000)                            -
Advances to Related Parties                                                             -                      228,718
                                                                         ----------------             ----------------
                       Net Cash Flows provided (used)
                       in Investing Activities                                  (268,701)                      969,237
Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                       (155,968)                  (3,522,979)
Proceeds from Issuance of Common Stock                                            250,000                    2,775,000
Cash Dividends on Preferred Stock                                                       -                    (165,000)
Long Term Debt                                                                  (277,000)                      500,000
Deferred Cost                                                                           -                     (62,479)
                                                                         ----------------             ----------------
          Net Cash Flows Provided (used) by                                     (182,968)                    (475,458)
                Financing Activities
                                                                         ----------------             ----------------
Net Increase (Decrease) in Cash                                                     2,405                    (301,961)
Cash - Beginning of Period                                                          2,897                      370,000
                                                                         ----------------             ----------------
Cash - End of  Period                                                            $  5,302                    $  68,039
                                                                          ===============              ===============

           See Accompanying Notes To Consolidated Financial Statements

                               KRANTOR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                          1997                        1996
                                                               ----------------           ----------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
              Interest
                             Continuing Operations             $             --           $        72,000
                             Discontinued Operation                      37,100                   352,875
                                                               ================           ===============
Income Taxes
             Continuing Operations                             $             --           $            --
             Discontinued Operations                                         --                        --
                                                               ================           ===============
Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Expenses paid via the distribution of  registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                                --                        --

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                           --                        --


                                                               ----------------           ---------------
Total Non-Cash Operating, Investing and
                                 Financing Activities                        --                        --
                                                               ================           ===============


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

         ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense totaled approximately $40,000 and $3,000 for the nine months ended September 30, 1997 and 1996 respectively.

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

2.       NOTES PAYABLE

         Notes payable at September 30, 1997 consisted of the following:

                                                                                                      1997

         Revolving line-of-credit                                                                  $ 265,799
         Note Payable to investment company; non-interest bearing;
          principal due May 8, 1996, previously collateralized by
          inventory of IFD                                                                           306,283
         Note payable to bank due July 5, 1996; non-interest bearing;
         previously collateralized by inventory of IFD                                                75,000
                                                                                                   ---------

                                                                                                   $ 647,082

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

5.       LITIGATION

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. The Company has evaluated the potential exposure of an unfavorable outcome on various lawsuits and has accrued $100,000 for all losses which are considered probable.

         The Company has negotiated a settlement agreement with Procter & Gamble Distributor Company in connection with disputes relating to promotional rebates that are due the Company. Failure to resolve the terms of the agreement may have a material adverse effect on the Company's business.

         Two former officer's of IFD were awarded through arbitration $467,000 under disputed employment contracts. The award has been converted to a judgement against Krantor and Affiliated Island Grocers DBA Island Frozen & Dairy. (Collectively AIG). The company settled all actions relating to this case for $300,000 in common stock on November 6, 1997. Failure to honor the terms of the settlement will have an adverse effect on the company.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

6.       DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1998. Accordingly, IFD is accounted for as a discontinued operation in the accompanying consolidated financial statements. IFD revenues were approximately $0 for the nine months ended September 30, 1997 and $12,852,000 and $3,114,000 for the years ended 1996 and 1995, respectively. During 1997, the Company incurred additional expenses related to the liquidation of IFD and related litigation. Subsequent to he adoption of the plan to discontinue operations of IFD, an injunction was filed preventing the sale of IFD's inventory. Due to the perishable nature of the inventory, the inventory spoiled and $280,556 of inventory was written down to the lower of cost or market in 1996, in accordance with the Accounting Research Bulletin No. 43 and included in the consolidated statement of operations as a component of "Loss on disposal of IFD." The assets and liabilities of IFD included in the accompanying consolidated balance sheets as of September 30, 1997 consisted of approximately the following:

         Current Assets of discontinued operations -
           Accounts receivable, net                                   197,000
         Current liabilities of discontinued operations:
           Accounts payable and accrued expenses                      100,000
           Notes payable                                              647,082
           Arbitration award payable                                  238,000
                                                                  -----------
                                                                 $    985,082

7.       COMMITMENTS AND CONTINGENCIES

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

         EMPLOYMENT AGREEMENTS

         During 1995, IFD entered into employment agreements with three employees whereby each employee was entitled to receive a base salary of $108,000 with annual increases of 5% plus certain employee benefits through December 2000 and stock options to purchase 2,667 shares of the Company's common stock at $50 per share. The employees were terminated in 1996 and filed an arbitration claim for the balance due under the employment contracts. The employees received a favorable arbitration award in the amount of $230,000. Such amounts are included in the arbitration award payable at Sept 30, 1997. Krantor Corporation has guaranteed such agreements. The company has countersued and is contesting the awards.

8.       MANAGEMENT'S PLANS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the Company continuing as a going concern. However, the Company sustained a substantial operating loss in 1996 and at September 30, 1997, current liabilities exceeded current assets by $1,336,489. During 1996 and 1997, the Company became unable to use its line-of-credit due to lack of collateral and the default of certain provisions of the loan agreement.

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

                              RESULTS OF OPERATION

Revenues decreased for the nine months ended September 30, 1997 to $3,883,260 a (45%) decrease as compared to the prior period. Cost of sales decreased for the nine months ended September 30, 1997 to $3,007,407 or (56 %) decrease as compared to the prior period. Gross profit for direct sales increased from 4.8% to 14.4% for the same period. The company is realizing better margins on its sale of groceries and health beauty aids as compared to the prior period. Selling General & Administrative (S,G&A) expenses increased to $661,671 for the period a 31% increase. In 1996 most of the S.G&A expenses were absorbed by IFD, which has been discontinued. Currently all expenses are absorbed by the company.
 As a result S.G&A is proportionally higher in nine months.

Income from continuing operations for the nine months ended September 30, 1997 totaled $298,057 for the period as compared to a $411,073 loss to the prior period. Income from discontinued operations totaled $157,272 for the nine months ended September 30, 1997 compared to a 7.4 million loss to the prior period. The Company believes that the total costs incurred from discontinuing operations have been fully charged to earnings and should not negatively affect future operating results. Earnings per share for continuing operations were $.11 per share compared to a $2.38 per share loss for the prior nine months period.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     As of Sept 30, 1997 the company reduced its working capital deficit by 44% to $1,336,489 from December 31, 1996. The deficit is directly related to current liabilities that are fully accrued for IFD's business that have not been settled or reconciled. IFD's inventory has been fully reserved at Sept 30, 1997. Liabilities were reduced from $3.4 million to $2.6 million a 24% drop. (See Note 8 to Consolidated Statements). The Company does not have sufficient working capital to fund its continuing operations. It requires additional financing to expand and satisfy its liabilities related to discontinued operations due to it's contingencies in IFD. The Company plans on expanding its core grocery and frozen seafood market through its distribution agreement. Krantor believes that by discontinuing IFD's operation it should enable it to support the capital requirements of its continuing operations. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. See "Forward-Looking Information and Cautionary Statements." The company has collateral with ALT of $2.3 million for the purpose of securing the performance underlying the distribution agreement entered into in October 1996.

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

                                         KRANTOR CORPORATION



Date:    10/31/97                        By: /s/ Mair Faibish
                                         -------------------------------
                                                 Mair Faibish
                                                 Chief Financial Officer



Date:    10/31/97                        By: /s/ Mitchell Gerstein
                                         -------------------------------
                                                 Mitchell Gerstein
                                                 Treasurer