Form 10QSB
period 1998-09-30
SYNERGY BRANDS INC
filed 1998-11-12
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x]      Quarterly  Report  Pursuant  to Section  13 or 15(d) of the  Securities
         Exchange  Act  of  1934  for  the  period  ended   SEPTEMBER  30,  1998
                                                            ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 2, 1998 there were 5,545,033 shares outstanding of the registrant's common stock.

                               SYNERGY BRANDS INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                          Page

         Consolidated Balance sheets as of September 30, 1998
         (Unaudited) and December 31, 1997                             2-3

         Consolidated Statements of Operations for the nine
         months ended September 30 1998 and 1997 (Unaudited)           4-5

         Consolidated Statements of Operations for the three
         months ended September 30, 1998 and 1997 (Unaudited)          6-7

         Consolidated Statements of Cash Flows for the nine  months
         ended September 30, 1998 and 1997 (Unaudited)                 8-9

         Notes to Consolidated  Financial Statements                   10-13

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 14-16

         Forward Looking Information and Cautionary                    17-22
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                        23

                               SYNERGY BRANDS INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                                                     SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                     ------------------   -----------------
                                                     (Unaudited)
                       ASSETS

Current Assets:
---------------
Cash                                                      $  123,273             $  189,626
Accounts Receivable-Net of allowance for doubtful
accounts of $ 0 and $ 96,000 respectively                  2,568,209              1,128,000
Promotional Rebates                                          328,494                270,496
Inventory                                                  1,121,000                    -
Other Current Assets                                          85,099                136,189
                                                     ------------------   -----------------
Total Current Assets                                       4,226,075              1,724,311

Collateral and Security Deposit (note 6)                   1,258,597              2,252,995
Property and Equipment-Net                                   174,120                117,402

Other Assets                                                     -                        -
                                                     ------------------   -----------------
Total Assets                                               $5,658,792            $4,094,708
                                                     ==================   =================

           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                              SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                              ------------------     -----------------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------
Notes Payable (Note 2)                                               $1,409,134              $ 535,810
Accounts Payable & Accrued Expenses (Note 3)                            653,378              1,092,716
Income taxes payable                                                        488                 10,529
                                                              ------------------     -----------------
Total Current Liabilites                                              2,063,000              1,639,055


Vendor Debt due after one year (note 3)                                 195,050                395,048

Commitments and Contingencies (note 6)                                      -                       -

Preferred Stock of Subsidiary (note 4)                                  129,500                111,125

Stockholders' Equity: (Note 5)
Class A $2.20 Cumulative Preferred stock - $.001 par
value; 100,000 shares authorized, 100,000 Shares Issued and
Outstanding                                                                 100                    100
Common stock - $.001 par value; 29,900,000 Shares
authorized 5,543,015 and 4,140,515 shares were outstanding
at  6/30/98 and 12/31/97 respectively                                     5,543                  4,140
Additional Paid-in Capital                                           15,414,595             14,611,141
Accumulated Deficit                                                 (11,981,496)           12,498,401)
                                                              ------------------     -----------------
                                                                      3,438,742             2,116,980
Less treasury stock at cost,    1,400 shares                           (167,500)             (167,500)
                                                              ------------------     -----------------
Total stockholders' equity                                            3,271,242              1,949,480

Total Liabilities & Stockholder's Equity                             $5,658,792             $4,094,708
                                                              ==================     =================


           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                        1998                1997
                                               ------------------     -----------------
Net Sales                                            $  7,872,274          $  3,512,810
Commission Income (note 6)                                      -               370,450
                                               ------------------     -----------------
                                                        7,872,274             3,883,260

Cost of Sales                                           6,707,286             3,007,407
                                               ------------------     -----------------
Gross Profit                                            1,164,988               875,853

Selling General and Administrative Expense                684,562               661,671
Depreciation and Amortization                                 603                15,938
                                               ------------------     -----------------
Operating Income (Loss):                                  479,823               198,244
                                               ------------------     -----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                            1,451               119,676
   Interest Income                                         66,673                     -
   Financing Costs                                              -              (19,863)
   Interest Expense                                      (12,667)
   Dividends on Preferred Stock of Subsidiary            (18,375)
                                               ------------------     -----------------
              Total Other (Income)                         37,082                99,813

                                               ==================     =================

Income (Loss) From Continuing Operations
Before Income Taxes                                       516,905               298,057
Income Taxes                                                    -                     -
                                               ------------------     -----------------
Income (Loss) From Continuing Operations                $ 516,905             $ 298,057
                                               ==================     =================
DISCONTINUED OPERATIONS (Note 8)
Gain (loss) from Discontinued Operations                  -                     157,272
Income Taxes                                              -                           -
                                               ------------------     -----------------
Net Income (Loss) from Discontinued Operations            -                     157,272

           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

Income (Loss) Before Extraordinary Item                       516,905                     455,329
Extraordinary Item - Reduction of Income Taxes
Arising from Utilization of Loss Carryovers                         -                           -
                                                     ----------------            ----------------
Net Income (Loss)                                             516,905                     455,329
Less Preferred Dividend                                             -                     165,000
                                                     ----------------            ----------------
Income (Loss) Applicable to Common Stock (Note 1)           $ 516,905                   $ 290,329
                                                      ===============             ===============
Earnings (Loss) Per Common Share From
  Continuing Operations                                         $ .12                      $  .11
Earnings (Loss) Per Common Share From
  Discontinued Operations                                           -                         .13
                                                     ----------------            ----------------
Earnings (Loss) Per Common Share                                $ .12                      $  .24
                                                      ===============             ===============
Weighted Average Number of Shares Outstanding               4,271,480                   1,248,104


           See Accompanying Notes To Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                    1998                      1997
                                               ------------------     -----------------
Net Sales                                              $2,918,138           $ 1,963,914
Commission Income (note 6)                                     -                      -
                                               ------------------     -----------------
                                                        2,918,138             1,963,918

Cost of Sales                                           2,524,059             1,661,555
                                               ------------------     -----------------

Gross Profit                                              394,079               302,359

Selling General and Administrative Expense                213,050               219,665
Depreciation and Amortization                                 201                   177
                                               ------------------     -----------------

Operating Income (Loss):                                  180,828                82,517
                                               ------------------     -----------------

Other Income (Expense):
  Miscellaneous Income (Expense)                              150                28,239
   Interest Income                                         15,973                     -
   Financing Costs                                             -                (7,387)
   Interest Expense                                      (12,667)                     -
   Dividends on Preferred Stock of Subsidiary            (18,375)                     -
                                               ------------------     -----------------

              Total Other (Income)                       (14,919)                20,852
                                               ==================     =================

Income (Loss) From Continuing Operations
Before Income Taxes                                       165,909               103,369
Income Taxes                                                   -                      -
                                               ------------------     -----------------

Income (Loss) From Continuing Operations                $ 165,909            $  103,369
                                               ==================     =================
DISCONTINUED OPERATIONS (Note 8)
Gain (loss) from Discontinued Operations                       -                (8,910)
Income Taxes                                                   -                      -
                                               ------------------     -----------------

Net Income (Loss) from Discontinued Operations                 -                (8,910)

           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



Income (Loss) Before Extraordinary Item                        165,909                      94,459
Extraordinary Item - Reduction of Income Taxes
Arising from Utilization of Loss Carryovers                          -                           -
                                                      ----------------            ----------------
Net Income (Loss)                                              165,909                      94,459
Less Preferred Dividend                                              -                      55,000
                                                      ----------------            ----------------
Income (Loss) Applicable to Common Stock (Note 1)            $ 165,909                   $  39,459
                                                       ===============             ===============
Earnings (Loss) Per Common Share From
  Continuing Operations                                          $ .04                      $  .01
Earnings (Loss) Per Common Share From
  Discontinued Operations                                            -                           -
                                                      ----------------            ----------------
Earnings (Loss) Per Common Share                                 $ .04                      $  .01
                                                       ===============             ===============
Weighted Average Number of Shares Outstanding                4,721,093                   1,595,973

           See Accompanying Notes To Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                               1998                  1997
                                                         -----------------   ----------------
Cash Flows From Operating Activities
Income (Loss) From Continuing Operations                      $ 516,905             $ 298,057
Income (Loss) From Discontinued Operations                            -               157,272
Adjustments to Reconcile Net Income (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
     Depreciation and Amortization                                  603                15,938
     Non-Cash Expenses                                          804,857               810,726
     Dividends on Preferred Stock of Subsidiary                  18,375                     -
     Changes in Operating Assets and Liabilities:
     Accounts Receivable                                    (1,440,209)               105,639
     Promotional Rebates                                       (57,998)             (221,248)
     Inventory                                              (1,121,000)                     -
     Other Current Assets                                        51,090              (48.816)
     Other Assets                                                     -                44,224
     Accounts Payable & Accrued Expenses                      (639,336)             (685,377)
     Income Taxes Payable                                      (10,041)              (22,341)
                                                         -----------------   ----------------
                      Net Cash Flows Provided (Used)        (1,876,754)               454,074
                      by Operating Activities:
Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                            (57,321)              (12,701)
Payment of Collateral Security Deposit                          994,398             (256,000)
                                                         -----------------   ----------------
                       Net Cash Flows (Used)                    937,077             (268,701)
                       in Investing Activities
Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                       873,324             (155,963)
Proceeds from Issuance of Common Stock                               -               250,000
Long Term Debt                                                        -             (277,000)
Net Cash Flows Provided (Used) by Financing Activities          873,324             (182,968)
                                                         -----------------   ----------------
Net Increase (Decrease) in Cash                                (66,353)                 2,405
Cash - Beginning of Period                                      189,626                 2,897
                                                         -----------------   ----------------
Cash - End of  Period                                         $ 123,273            $    5,302
                                                         =================   ================

           See Accompanying Notes To Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                 1998                  1997
                                                         -----------------   ----------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:

              Interest
                             Continuing Operations         $    -                   $       -
                            Discontinued Operation              -                      37,100
Income Taxes
             Continuing Operations                         $    -                   $       -
             Discontinued Operations                            -                           -
                                                         =================   ================
Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Expenses paid via the distribution of  registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                   -                           -

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan              _                           _

                                                         -----------------   ----------------
Total Non-Cash Operating, Investing and
                        Financing Activities                    -                           -
                                                         =================   ================

           See Accompanying Notes to Consolidated Financial Statements

                      SYNERGY BRANDS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                September 30,1998

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Synergy Brands Inc. ("Company") is a distributor of groceries, frozen squid, general household merchandise and health and beauty aids in the promotional wholesale industry. In addition, the Company also distributes premium handmade Dominican cigars throughout the United States.

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

         During 1998, the Company distributed its products through an agency financing agreement and hence, all revenues were derived from this arrangement. As a result, the Company has an inherent business risk in concentrating its sales through this arrangement.

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

2.       NOTES PAYABLE
         Notes payable at September 30, 1998 consisted of the following:

         Note payable to investment group.  Principle due August, 1999            $ 1,000,000
         Revolving line-of-credit                                                     301,633
         Note payable to investment company:  non-interest bearing:
         principal due May 8, 1996, previously collateralized by                       32,501
         inventory of IFD
         Note payable to bank due July 5, 1996; non-interest bearing:                  75,000
         previously collateralized by inventory of IFD                             __________
                                                                                  $ 1,409,134

3.       VENDOR DEBT

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

         The following are the scheduled maturities of vendor debt at September 30, 1998:


          Year ending
          September 30,
          ------------------
          1999                        266,664
          2000                        195,050
                                      ---------------
                                      461,714

4.       PREFERRED STOCK OF SUBSIDIARY

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

         AT September 30, 1998, the company had outstanding warrants to purchase 578,000 shares of the Company's common stock, at $1.10 per share. The warrants become exercisable when the shares are registered and expire at various dates through 2002. At September 30, 1998, 578,000 shares of common stock were reserved for that purpose.

         In 1994, the Company registered with the Securities and Exchange Commission on Form S-8, 600,000 shares of the Company's common stock to be distributed under the Company's 1994 Services and Consulting Compensation Plan (Plan). An additional 3,900,000 shares have been registed and reserved since that date. Through September 30, 1998 the Company has issued 2,210,950 and has 2,289,050 available in reserve under the plan.

6.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office space in Wexford, Pennsylvania under an operation lease which expires in August 2000. The Company also leases office in New York, under an operating lease which expires in April 2002. Rent expense for the nine months ended September 30, 1998 & 1997 were $20,515 and 18,950. Future minimum lease commit-ments are $ 8,505, $34,020, $31,480, and $8800 for the years ending December 31, 1998,
         1999, 2000 and 2001.

         DISTRIBUTION AGREEMENT

         In 1996, the Company entered into a ten-year agreement with a Chinese trading company to distribute grocery and frozen seafood in the United States under a licensing arrangement. The Chinese trading company finances the purchase and sale of products marketed on its behalf, based on sales generated by the distribution agreement. In consideration for the Chinese trading company providing products and financing to the Company, the Company was required to provide $2,052,995 in 1996 and an additional $200,000 in 1997, as collateral security for performance by the Company under the terms of the agreement. The collateral and security deposit balance at September 30, 1998 is $ 1,258,597. The collateral and security deposit bears interest at 5% and is received quarterly.

         LITIGATION

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued at September 30, 1998, if any that may arise out of such litigation, management believes the outcome could have a adverse effect on the financial statements taken as a whole of the Company.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

7.       MAJOR CUSTOMERS

         The Company has one major customer, the U.S. agent of the Chinese Trading Company that provides factored financing to the Company, which accounted for 100% of total sales for 1997. Accounts receivable from this customer accounted for approximately $2,400,000 (94.2%) of total trade accounts receivable at September 30, 1998.

8.       DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD through a liquidation that is expected to be completed during 1998. During 1997, the Company incurred additional expenses related to the liquidation of IFD and related litigation. The Company has approximately $400,000 in notes payable and $30,000 in accounts payable related to IFD at September 30, 1998.

         MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                    OVERVIEW

The Company primarily distributes and merchandises promotional brand name grocery products and frozen squid through an agency agreement with Asia Legend Trading Ltd (ALT), a Chinese trading company. The Company=s current assets consist primarily of accounts receivable, inventory, prepaid expenses and cash. The Company=s liabilities consist of accounts payable, short and long term debt. The Company also recently entered the business of the sale and distribution of Dominican premium handrolled cigars.

                              RESULTS OF OPERATION

Revenues from continued operations increased for the nine months ended September 30, 1998 to $ 7.8 million a (102%) increase as compared to the prior period. The Company's grocery distribution business increased significantly as compared to the prior period. The Company attributes the increase in sales due to increase business with its primary suppliers and especially the renewed relationship with Procter and Gamble (P&G) and additional revenue from its cigar business.

Cost of sales from continued operations increased for the nine months ended September 30, 1998 to $6.7 million a (123%) increase compared to the prior period. The Company attributes the increase in costs due to increase business with its primary suppliers and especially the renewed relationship with Procter and Gamble (P&G)and its cigar business.

Selling General & Administrative (S,G&A) expenses from continuing operations increased to $684,562 for the period a 3.5% increase. The Company is attempting to maintain a static S,G&A while increasing sales in order to increase profitability.

Income from continuing operations for the nine months ended September 30, 1998 totaled $ 516,905 as compared to a $133,057 profit for the prior period. The Company recognized a greater profit from continuing operations due to increase grocery and cigar sales contribution.

The following table sets forth selected operational data of the Company:

                         Nine Months Ended September 30,

                                                       1998          1997
                                                       ----          ----
Revenues                                        $ 7,872,274   $ 3,883,260
Income (Loss) from Continuing Operations          $ 516,905     $ 133,057
Earnings (Loss) Per Common Share
From Continuing Operations                           $  .12        $  .11
Weighted Average Number of Shares Outstanding     4,271,480     1,248,104

                         LIQUIDITY AND CAPITAL RESOURCES

         The company increased it's working capital to $2,163,075 at September 30, 1998. Liabilities increased to 2.2 million a 10% increase. Reaching a positive working capital position is a significant milestone for the Company. The Company raised sufficient capital and turned its operations to profitability which enhanced the liquidity of the Company. As a result the Company has secured vendor credits and secured financing to grow its operating businesses. These changes reflect a positive working capital position of the Company after absorbing all costs related to discontinued operation (IFD). The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand.

         In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply the cigar wrappers. The line is secured by the inventory and accounts receivables of the Dominican factory. Advances against the line are at a 75% rate and the interest paid is 12%. Advances as of September 30, 1998 totalled $1,000,000.

         The Company's  receivables at September 30, 1998 increased by 127% to $
2.6 million. The increase in receivables is attributable to increased sales and manufactures rebates due to the Company.

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

         The  following  table sets  forth  selected  balance  sheet data of the
Company:

                                 9/30/98                 12/31/97
Total Assets                 $ 5,658,792             $  4,094,708
Total Stockholders Equity    $ 3,271,242             $  1,949,480
Working Capital              $ 2,163,075                $  85,256

SEASONALITY

         Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months. However, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more products, increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter. Sale of frozen squid and cigars is more significant in the third and fourth quarters due to the seasonal catch and holiday promotions.

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

              FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

         Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company=s actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

         1.       CASH FLOW.

         The Company has experienced cash shortages which continue to adversely affect its business. See ALiquidity and Capital Resources@. The Company requires additional working capital in order to maintain and expand its business.

         2.       DEPENDENCE ON PUBLIC TRENDS.

         The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company=s business prospects.

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

         7.       LITIGATION

         The Company is named as a defendant in various lawsuits arising from the liquidation of Island Frozen and Dairy ("IFD"), a previous wholly-owned subsidiary of the Company. The Company has reserved and accrued on its books minimal funds to cover these possible claims. In June 1996, a complaint was filed in Superior Court Law Division, Essex County, New Jersey, Docket No. ESX-L-6491-96 by New Jersey National Bank against the Company, Affiliated Island Grocers, the then affiliate of the Company, and certain other defendants, seeking payment on secured business financing, to which claim the Company believes it has and has asserted significant claims to monetary offsets. The principal amount claimed owed by the Company in such lawsuit is $350,000.00. The Company does not believe that the extent of the balance of above mentioned lawsuits exceeds $100,000. While it is not reasonably possible to estimate the amount of losses in excess of amounts accrued and reserved for such losses, if any, that may arise out of such litigation, management believes that the outcome may have a material effect on the operations of the Company.

         Action was brought by Synergy Brands Inc. and Island Wholesale Grocers Inc., an affiliated company of Synergy Brands Inc. against The Procter & Gamble Distributing Company, in which case The Procter & Gamble Distributing Company counterclaimed, which action was brought in United States District Court, Eastern District of New York under docket no. CIV. 96-1503 (FB), the nature of the claims relating to promotional rebates which the Company claims from Procter & Gamble and accounts payable from the Company to Procter & Gamble which are claimed as due and outstanding. The Company has negotiated a settlement agreement with Procter and Gamble in connection with this matter entered in May 1997. The settlement involves recognition of debt due to Procter & Gamble in the amount of $1,465,976 which the Company shall pay in cash and stock, as reduced by promotional rebates expected to offset at least one third of such settled amount. Full payment is due by April 30, 2000. The balance due on September 30, 1998 is $461,714. Failure to abide by the terms of such settlement may have a material adverse effect on the Company's business.

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

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions may materially affect the financial position, results of operations or cash flows of the Company.

         8.       POSSIBLE LOSS OF NASDAQ SMALL-CAP LISTINGS.

         Synergy Brands Inc. currently does not qualify for trading on the Nasdaq Small Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 20, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 and the Common Stock has remained on the Nasdaq Small Cap system because Synergy has 90 days to comply under the new rules ending January 4, 1999. The company is considering several options available to cure the current NASDAQ deficiency. If the bid price continues below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not other wise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock in this offering to dispose of their shares of the Common Stock.

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

         In addition to the 40-state litigation referred to in the preceding paragraph, the tobacco industry has experienced and is experiencing significant health-related litigation involving tobacco and health issues. Plaintiffs in such litigation have sought and are seeking compensatory, and in some cases punitive damages for various injuries claimed to result from the use of tobacco products or exposure to tobacco smoke. The proposed settlement of the 40-state litigation may have a material impact to limit litigation, but there can be no assurance that there would not be an increase in health-related litigation against the cigarette and smokeless tobacco industries or similar or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's results of operations and /or financial condition. The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also, a recent study published in the journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and thereby directly inks lung cancer to smoking. This study and other reports could affect pending and future tobacco regulation or litigation relating to cigar smoking.


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

(a) No matters were submitted to vote of shareholders for the third quarter ended September 30, 1998.

Item 6- Exhibits and Reports on Form 8-K

(a)     Exhibits - none

(b)     There was no reports filed on Form 8-K for the relevent period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYNERGY BRANDS INC.


                                          /s/ Mair Faibish
Date: 11/3/98                             -----------------------------
                                              Mair Faibish

/s/   Mair Faibish
-----------------------------
By:   Mair Faibish
      Chief Financial Officer



                                          /s/ Mitchell Gerstein
Date: 11/3/98                             -----------------------------
                                              Mitchell Gerstein

/s/   Mitchell Gerstein
-----------------------------
By:   Mitchell Gerstein
      Treasurer