Form 10KSB
period 1998-12-31
SYNERGY BRANDS INC
filed 1999-04-08
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998.
                         Commission file number 0-19409

                               SYNERGY BRANDS INC.

             (Exact name of registrant as specified in its charter)

                               DELAWARE 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               Identification No.)

                            40 Underhill Blvd.
                                Syosset, NY 11791
                    (Address of corporate offices)

        Registrant's telephone number, including area code: 516-682-1980

             Securities registered pursuant to Section 12(b) of the
                                      Act:

                      Title of Each Class Name of Exchange

              Common Stock, $.001 par value NASDAQ/Small-Cap System
                            and Boston Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 26, 1999, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for March 26,1999) approximately $30,253,413. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 26, 1999 was 8,598,757.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held June 1999 are incorporated by reference in Part III (for other documents incorporated by reference -refer to Exhibit Index at page )

                                     PART I

     Other than historical and factual statements, the matters and items discussed in this report on Form 10-KSB are forward-looking information that involves risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could contribute to such differences are discussed in the forward-looking statements and are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Cautionary Statements."

ITEM 1.  BUSINESS

A.       OVERVIEW

     Synergy Brands Inc. ("Synergy")through its subsidiaries (collectively the "Company") markets national brand name consumer products to numerous US retailers and wholesalers as well as developing and selling proprietary brand consumer products to and through the same marketing channels.

     In 1998 the Company expanded its product marketing efforts and potential by establishing an array of internet sites linked to and available through multiple search engines to afford access to purchase of its products directly by the consumer. With the addition of internet access many of the Company's products are now available for retail purchase as well as the traditional wholesale distribution historically offered by the Company. Internet sales presently include health and beauty aid (HBA), salon products and cigar products previously and traditionally offered by the Company through alternative marketing channels as well as an array of more recently added consumer products including fragrances and cosmetics and skin care products. These additional products are offered for sale by the Company through its internet sales network as well as the Company's historical wholesale distribution channels.

     Such businesses of Synergy are segmented, managed and conducted through corporate subsidiaries whose stock is wholly or majority owned by Synergy , and the results of whose businesses are consolidated for reporting purposes with the financial statements of Synergy . The Company operates its core grocery and HBA product sale and distribution business though three subsidiaries New Era Foods Inc., Synergy Brands Distribution Inc., and Island Wholesale Groceries Inc. The Company's other current subsidiaries include NetCigar.Com Inc., (cigar products), PHS Group Inc. (salon quality hair and skin care products), SYBR.Com Inc. (internet sales), and Premium Cigar Wrappers Inc. (procurement and sale of raw tobacco for cigar production). Of these, Synergy Brands Distribution Inc., SYBR.Com Inc., and NetCigar.Com Inc. were formed in 1999.

     Historically the Company has developed business relationships through contacts made with manufacturers and the establishment of sources thereby for sale of its grocery and HBA products on a wholesale basis with sales made in bulk from inventory stored in various warehouses. The business conducted was expanded through adding more wholesale and retail outlets for resale of the Company goods as the Company became more recognized in its area of business. Products were purchased from the manufacturer by the Company in bulk and warehoused in the New York metropolitan area for the Company until anticipated sale of such goods could transpire. Cigar sales have been manufactured for retail outlets for further sale to the consumer from product warehoused by the Company in the US and Dominican Republic.

     With the onset of the internet, the potential for low cost mass marketing has become available and the Company has extended itself into such marketing direction by establishing its presence on the internet. The Company through subsidiaries has established web sites on the internet for retail sale of its health and beauty care, cosmetics and fragrance products, and for its cigar products directly to the consumer (see "Information Systems", infra for more detailed discussion in this area).

THE COMPANY'S CORPORATE OFFICE IS LOCATED AT 40 UNDERHILL BLVD., SYOSSET, NEW YORK 11791, AND ITS TELEPHONE NUMBER IS (516) 682-1980.

B.       INTERNET SALES

         1.   BEAUTYBUYS.COM.

     In 1999 the Company established under the tradename BeautyBuys.Com a website to offer direct to the consumer via internet sales on a non-exclusive basis a popular selection of nationally branded health and beauty care products, including professional salon hair and skin care items, designer fragrances and cosmetics, and consumer health and beauty care products manufactured by Proctor & Gamble, previously and continuing to be sold by the Company as part of its traditional grocery and HBA product wholesale distribution business. The Company has also established web site presence with other internet portals including the globe.com, Lycos.com and women.com and is striving to further expand onto a broader array of internet sites. This aspect of the Company's business currently accounts for only a minor percentage of its product sales income but is expected to expand in the coming year and to become a material aspect of the Company's business in the future.

          2.  NETCIGAR.COM

     In the latter part of 1998, the Company announced its plan to establish NetCigar.com as a web site for sale of cigar products, which is administered by the Compnay's subsidiary of similar name. Via its NetCigar.com web site, the Company will offer information and sales on a variety of cigars and cigar related products and content, including cigar news and events, editorials, cigar reviews, cigar chat rooms and a array of cigars and cigar products of both the Company's propietary labels and other popular brands.

          3.  FUTURE INTERNET SITES.

     In the near future, the Company intends to expand the product base it offers in retail sales over the Internet. These porducts would include certain grocery and seafood items currently sold by the Company through its wholesale distribution network and new products whose feasibility the Company is exploring, such as vitamins and liquor.

C.       WHOLESALE PRODUCT DISTRIBUTION AND SALE

          1.  PROMOTIONAL GROCERY AND HBA PRODUCT SALES.

     The Company continues to expand its traditional core business of wholesale trade in promotional grocery and HBA products. Since 1989 the Company has been a distributor of promotional grocery and HBA products. Such aspect of the Company's business involves the purchase and resale by and on behalf of the Company of grocery and HBA products promoted by the manufacturers and thereby available for resale at discounted prices which the Company resells at wholesale prices to retailers who qualify for promotional allowances offered by the manufacturers of such goods, and the Company then collects the promotional rebates and other cash incentives offered by the manufacturers. This core aspect of the Company's business presently accounts for approximately 50% of the Company's gross sales.

          2.  HEALTH AND BEAUTY AIDS WHOLESALE DISTRIBUTION.

     The Company presently buys health and beauty aid products at wholesale from the manufacturer and resells same to retail and other wholesale establishments mainly in the Northeastern US. The product source most often utilized is Proctor & Gamble with whom the Company has a long standing relationship. This aspect of the Company's business presently accounts for approximately 25% of the Company's gross sales.

          3.  SALON HAIR AND SKIN CARE PRODUCTS.

     The Company services on a direct store basis several drug store and supermarket chains in the Northeast United States and numerous other retail outlets for the sale of Salon quality hair and skin care products available to the Company through contacts made in the industry at what the Company believes are very advantageous prices for bulk purchases. Similar products are also made available to be sold by the Company direct to the consumer via internet sales (see "B. Internet Sales" supra). In this product area the Company stocks the designated store shelves on the design of the Company's planogram which service the Company offers at no additional charge which aspect of their sales helps the Company maintain the client as long as the Company remains aware of and remedies deficiencies in product shelf storage as it occurs. The Company entered this business in the last quarter of 1998.

          4.  DISTRIBUTION OF PREMIUM CIGARS.

     The Company sells premium hand made cigars manufactured in and from tobacco grown in the Dominican Republic directly to the consumer, drug stores and supermarkets and to a variety of smaller individual and chain retail stores. The Company's sales to retail outlets currently places their cigars in approximately 1000 locations for further sale, as well as internet sales (see "B. Internet Sales" supra).

     The Company has exclusive rights to the manufacture of and private proprietary labeling for its cigars through an exclusive distribution agreement with a Dominican Republic tobacco grower and manufacturer. The said manufacturer owns and/or exclusively leases sufficient land and factory facilities in the Dominican Republic capable of producing cigars at a capacity of at least 500,000 cigars per month. The distribution agreement is for 25 years with an option for another 25 years for worldwide distribution to locations directed by the Company. There is a need in the cigar production and sale business to purchase raw tobacco material in advance due to lengthy curing requirements that premium cigars require. There is present tobacco inventory on hand for the production of cigars for sale by the Company to produce approximately 2,500,000 cigars. The Company is developing a unique premium wrapper for many of its cigars being grown in the Dominican Republic known as Corojo which is expected to enhance cigars sales because of its similarities to wrappers produced from tobacco grown in Cuba but not allowed to be sold in the United States. The Company also markets proprietary owned and developed humidors and other cigar storage and smoking apparatus and related products. This aspect of the Company's business currently accounts for approximately 5% of product sales but is expected to increase significantly with the advent of and further progress made in the internet cigar sales.

          5.  FROZEN SQUID AND OTHER SEAFOOD.

     The Company maintains facilities for the processing of and access to frozen squid in the Peoples Republic of China (PRC) which is available to the Company through its developed relationship with a Chinese trading partner, and The Company sells the squid in the northeastern United States through established wholesale distribution channels accounts for approximately 15% of the Company's current income from product sales.

D.       COMPETITION

     The Promotional Products business and grocery/HBA product sales generally is a highly competitive, fragmented business. On a national level, the Company does not believe that any single wholesaler or retailer has a significant percentage of market share. The Company competes with a large number of wholesalers and retailers in the industry, many of whom have substantially greater financial resources than the Company. These competitors are able to make larger volume purchases and can finance larger inventories than the Company. Moreover, some of these competitors will sometimes receive preferential notice of product promotions prior to the Company. The Company seeks to compete in the Promotional and other wholesale Grocery/HBA Products distribution industry primarily on the basis of price and service. The Company seeks to market fast moving items and purchase them at the best possible prices at which the manufacturers sell such products; the Company tries to take advantage of buying opportunities and volume bracket discounts to streamline its available goods for sale. However, the Company's present resources do not allow it to buy in on a significant basis that some of its competitors are able to do, which adversely affects the Company's competitive position in those circumstances.

     The Company is small in both physical and financial attributes in comparison to many of its competitors in the grocery industry and other business areas in which it participates, and the Company also competes with other more substantial companies in the sale and distribution of frozen seafood, including squid, although in this latter area of business the Company believes it may be among the largest distributors of squid from China. The Company's knowledge and experience in and devotion to its business, receptiveness to general customers, service, and its exclusivity arrangement with a major Chinese trading entity should continue to benefit its operations and continue to allow it to compete with its more financially endowed competitors

     The cigar distribution industry in general is dominated by a small number of large companies which are well known to the public. Management believes that, as a distributor of premium handmade cigars, the Company competes with a smaller number of primarily regional distributors, including Southern Wine and Spirits, Specialty Cigars, Inc., Cohabico and Old Scottsdale Cigar Company, Inc. and many other small and large tobacco distributors and jobbers. A number of larger, well-known cigar manufacturing and wholesale companies, along with major cigarette manufacturers, have not yet entered the retail distribution market to any appreciable degree, but may do so in the future. Competitors include JR Cigar Company, Inc., Consolidated Cigar Corporation, Culbro Corporation, General Cigar Company, Swisher International Inc., Caribbean Cigar Company and US Tobacco. The Company has targeted what it feels is a unique market with less competition by selling premium cigars through supermarkets and chain drug stores, locations to whom other products of the Company also are sold, and to other small retail chain stores. Many existing and potential competitors have larger resources than the Company and would, if they enter the premium handmade cigars distribution market, constitute formidable competition for the Company's business. There can be no assurance that the Company will compete successfully in any market.

     In the Salon Hair and Skin care product market and that for fragrances and cosmetics the primary thrust of the business, as the Company perceives it, is to secure market share which once established can be maintained with good service and maintenance of competitive pricing. The Company in most instances is in charge of a section within each store where the products are to be shelved for sale and the Company is expected to keep such shelves full. Once the particular stores are acquired as clients and the service and price levels are maintained, it is difficult to lose the account. However, special circumstances beyond the Company's control such as acquisitions, other financial events, among others may cause the Company to lose customers.

     In internet sales the Company competes to obtain its product from manufacturers also supplying competing distributors, but there is no security of product placement as with sale to retail outlets; the leveling factor appears to be service and exposure on the internet. The Company is striving for expanded internet exposure and prides itself in offering good prices and service. The expanding presence of the Company on the Internet should act as a further balancing factor because of the enhancement of selling efforts such allows without the need for any corresponding expansion of the Company's physical business facilities and personnel.

E.       INFORMATION SYSTEMS

          1. INTERNET

     The various web sites established for sale of the Company's products are of multi-tier construction to allow for ease of administration and record keeping, and recorded reaction to the sites are used by the Company to further their marketing efforts. Presently the Company's product sale internet sites are accessible by link to various servers by being included as specific advertised sites on such servers websites and also by being included in general product categories which might be sought by the consumer in search of sources for products in such categories whereby the potential customer will find the Company listed as a source having such products available for sale when one accesses such product area information from the internet server being utilized to surf the net. Behind the screen visible to the consumer when visiting the Company's various product category websites are internet based marketing and accounting information programs to allow the Company to review interest shown in its websites and account for sales made therefrom. The Company has access to such information and these behind the scene programs and services are provided to the Company through various agreements the Company has with internet servers, providers and administrators and much of the programs utilized to perform such administrative functions have been designed specifically for the Company and are proprietary to them. The Company also anticipates in the future to procure advertising on its own websites as an additional source of income, and eventually to establish its own server for direct access to its internet sites. The Company also maintains its own websites regarding information on the Company as a public entity and its various business interests. Internet sites presently available for review regarding Company business and product sales are:

                                 BeautyBuys.com
                                  NetCigar.com
                                 GranReserve.com
                                SynergyBrands.Com

     The Company has utilized several internet design firms to assist the Company in developing internet web sites in the differing areas of the Company's product sales. Much of the design work is proprietary to the Company, having been developed especially to accommodate the specific marketing and record keeping needs voiced by the Company. The Company is utilizing up to date technologies in site design, tracking systems and affiliated programs including EXCITE, ColdFusion, Domino, BFAST, Exodus Communication and web crossing.

     Regarding BeautyBuys.Com internet salon quality hair and skin care products, fragrances and cosmetics product sales, the Company has contracted with Visualink Technologies Inc. (www.visualink.com) to assist in developing the website.

     Regarding the NetCigar.Com internet cigar product sales the Company has contracted with The Sphere Information Services, Inc. (www.thesphere.com) for the development of its on-line site.

     The Company utilizes a proprietary computerized data base management system which collects, integrates and allows for analysis of data concerning sales, order processing, shipping, purchasers, receiving, inventories, and financial reporting. At any given time the Company is able to determine the quantity of product stored by item, Company costs, age and other characteristics necessary for expeditious distribution. The system has been upgraded to be Y2K compliant and provides for system networking of the Company's various offices and warehousing and allows for on-line transnational reporting capabilities.

F.   SEASONALITY

     Seasonality affects the demand for certain of the grocery products sold by the Company such as juice drinks in the summer months or hot cereals in the fall and winter months; however, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily toward the close of their fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more product due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the high concentration of holidays in that quarter.

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

     Sales of beauty care products and fragrances increases over traditional gift giving holidays such as Christmas, Easter, Mother's Day, Father's Day, and Valentine's Day.

     Cigar products sales also increase during holiday periods and summer months, but also sales spurts occur during periods of special sporting events.

G.        SHIPPING AND HANDLING

     Products are shipped in bulk from inventory maintained by the Company at its warehouse facilities by common carriers, unless alternative arrangements are made to have the product shipped using another service (eg postal carrier or UPS) the cost of which is added to the acquisition cost of the product to the purchaser. Regarding internet sales the Company maintains certain inventory and has arrangements to purchase other products for resale on a "just in time" basis. All orders are consolidated in a single facility and shipped to the customer within 7 days mainly by UPS. Approximately 60% of inventory is in warehouse stock and 40% is purchased by the Company on an as needed "just in time" basis. The Company does not own its trucks and is dependent on common carriers in the trucking industry. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages, which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

     The Company generally purchases Promotional Grocery Products and HBA products for its promotional business in truck-load quantities to take advantage of better pricing from the supplier and lower freight costs. The Company's traffic department then arranges for transportation of the product through a computerized network of several hundred independent truckers coordinated through its warehouse operation. The Company does not foresee difficulty in arranging additional trucking if it increases its business volume. The Company has arranged for warehousing when and where necessary, on a contract basis and has thereby eliminated the existence of and need for centralized warehousing.

H.       TRADEMARKS, LICENSES AND PATENTS

     The Company is not reliant upon any copyrights, trademarks, licenses or patents in its business. The Company has obtained a wholesale pharmaceutical license through the New York State Department of Education, but to date has not utilized it. Through its distribution agreements, the Company has US rights to the "Tenda" "Picolo" name in the marketing of seafood products and "Suarez Gran Reserva", "Breton Legend", "Anduleros", "Don Otilio","Alminante" "Nativo" and various other trade names in marketing of premium handmade cigars. The seafood trademarks are owned by ALT. The cigar tradenames are owed by Gran Reserve Corp. The Company also is studying the advantages and marketing potential of establishing private label sales in the health and beauty aids and cosmetics business areas to take advantage of certain inroads to these type consumer products the Company has historically located and developed. The Company also has entered multiple licensing and production agreements regarding the establishment of internet sites for sale of the Company's products (see "Product Marketing" infra). The Company has trademarked its websites on the internet.

I.       EMPLOYEES

     The Company as of the date of this report employs and contracts 30 full time/part time persons all of of which work in executive, administrative, marketing, data processing, accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored. The Company does not employ any full time warehouse personnel but rather contracts with the various warehouses for shipping and logistical support. In the cigar distribution area there are nearly 25 employees that work in the Dominican Republic and in Miami, Fla. where cigars and cigar products are grown, manufactured and warehoused, they either being in the employ of Fabrica De Tobacco Valle Dorado, SA and /or of the Distributor contracted by the Company to carry out its distribution obligations contracted with Fabrica. The Company also utilizes numerous independent commission based brokers and sales persons.

J.       YEAR 2000 ISSUE

     The Company's management recognizes the need to ensure that its operations and relationships with vendors, and other third parties will not be adversely impacted by software processing errors arising from calculations using the Year 2000 and beyond. Many existing computer programs and databases use only two digits to identify a year in the date filed (i.e. 98 would represent 1998). If not corrected, many computer systems could fail or create erroneous results in the year 2000. The Company believes all of its internal information systems currently in use are Year 2000 ready. The majority of the Company's critical business applications have been developed internally, in the past year with Year 2000 ready tools. With respect to non-information technology systems issues, the Company expects to identify, assess and remedy, if necessary, its building and utility systems for any Year 2000 issues relating to the functionality of its facilities during the first half of 1999. All testing and remediation, if necessary, of non-information technology systems is expected to be completed by the summer of 1999.

     The Company has begun communications with its vendors and other third parties to determine the extent that these related systems may not be Year 2000 ready. Because the Company is still in the initial stages of these communications the Company can not determine if such failures are possible and, if so, the extent that such failures would impact the Company. If one of the Company's primary suppliers were to have Year 2000 problems, it is possible that these problems could have a material effect on the Company's operations.

     Management expects the total cost associated with Year 2000 identification, remediation and testing to be between $50,000 and $100,000 of which $50,000 was spent in 1998. The expected cost represents approximately 10% of the total information technology budget and includes all costs to be incurred through the utilization of internal employees and consultants.

     Should any or all of the applications fail to perform properly on January 1, 2000, the Company will resort to temporary manual processing, which is not expected to have a material adverse impact on its short-term operations. Failure to achieve Year 2000 readiness by any of the Company's vendors, while expected to cause some disruption to operations in the short-term, is not expected to have a material impact on the Company's operations.

K.  GOVERNMENT REGULATION

         1.  TOBACCO INDUSTRY REGULATION AND TOBACCO INDUSTRY LITIGATION

     Regulation. The tobacco industry is subject to regulation at federal, state and local levels. Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the increase in popularity of cigars could lead to an increase in regulation of cigars.

     In August 1996, the Food and Drug Administration (the "FDA") determined that nicotine is a drug and that it had jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. Cigars were not included in the FDA's regulations. The prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 became effective on February 28, 1997.

     Additional efforts by the FDA to increase regulation over tobacco and tobacco-related products have been forestalled by a recent decision in the Fourth Circuit of the U.S. Court of Appeals. In August 1998, that court ruled that the FDA lacks jurisdiction to regulate tobacco products and struck down all the provisions of the FDA's 1996 regulations. Brown & Williamson v. FDA, 153 f.3d 155 (4th Cir. 1998). The Fourth Circuit denied a U.S. Department of Justice petition for rehearing by the Panel or en banc.

     On January 19, 1999, the Solicitor General filed a petition for a writ of cetiorari requesting the U.S. Supreme Court review the August 1998 decision of The Fourth Circuit. A ruling on the petition is expected in the near future. The FDA's age and identification regulations will remain in effect pending the outcome of this litigation.

     The U. S. Department of Health and Human Services ( the "HHS") Inspector General issued a report in February 1999, urging the Federal Trade Commission to require cigars to carry warning labels similar to those contained on cigarette packages. This report marks the first time that cigars have specifically been identified for increased regulatory oversight by a federal health agency.

     While the cigar industry has not been subject to federal regulatory efforts to date, there can be no assurance that there will not be an increase in federal regulation in the future against cigar manufacturers or distributors. The HHS report indicates that federal regulatory effort directed toward cigar manufacturers and distributors may be increasingly likely. The costs to the Company of increased government regulations could have a material adverse effect on the Company's business and results of operation.

     In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Further restrictions of a similar nature could have an adverse effect on the sales or operations of the Company. Numerous proposals also have been considered at the state and local level restricting smoking in certain public areas, regulating point of sale placement and promotion and requiring warning labels.

     Federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986. Although there is no federal law currently requiring that cigars or pipe tobacco carry such warnings, California has enacted legislation requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken. There can be no assurance that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation. Consideration at both the federal and state level also has been given to consequences of tobacco on others that are not presently smoking (so-called "second-hand" smoke). There can be no assurance that regulations relating to second-hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

     The U.S. Environmental Protection Agency (the "EPA") published a report in January 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. Issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers. Also, a study recently published in the journal Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. The study and these reports could affect pending and future tobacco regulation and litigation.

     Increased cigar consumption and the publicity that such increase has received may increase the risk of additional regulation. There can be no assurance as to the ultimate content, timing, or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business.

     Litigation.   Historically,   the  cigar  industry  has  experienced   less
health-related litigation than the cigarette and smokeless tobacco industries have experienced.

     Litigation against the cigarette industry has historically been brought by individual cigarette smokers. In 1992, the United States Supreme Curt in
Cippollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumer about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud, or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry have been generally unsuccessful. A jury n Florida, however, recently determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective, awarding the plaintiffs a total of $750,000 in compensatory damages.

     Current tobacco litigation generally falls within one of three categories: class actions, individual actions (which have been filed mainly in the State of Florida) or actions brought by individual states generally to recover Medicaid costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are vigorously defending these actions.

     In May 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. reversed a Louisiana District Court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have recently been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first case is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to second-hand smoke.

     The tobacco industry  recently  negotiated  settlements  totaling more than
$240  billion  with  the  states  seeking   reimbursement  for  expenditures  by
state-funded medical programs for treatment of tobacco related illnesses.

     Recent reports indicate that the federal government intends to sue the tobacco industry seeking reimbursement for billions of dollars spent by government held programs to treat smoking-related illnesses. A federal government task force has been formed to make a recommendation to the U.S. Justice Department on when and where to file the lawsuit. Furthermore, the inability of the federal government to obtain a portion of the funds from the state settlements with the tobacco industry may increase the likelihood of federal government litigation against the industry. The litigation could have a material adverse affect on the profitability of tobacco and tobacco related products.

     While the cigar industry has not been subject to similar health-related litigation to date, there can be no assurance that there will not be an increase in health-related litigation in the future against cigar manufacturers of distributors. The costs to the Company of defending prolonged litigation and an settlement or successful prosecution of any health-related litigation could have a material adverse effect on the Company's business and results of operation.

          2.  MISCELLANEOUS GOVERNMENT REGULATION.

     The United States Food and Drug Administration through the United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act and other various rules and regulations regulate, among other things, the purity and packaging of HBA products and fragrances and cosmetic products and various aspects of the manufacturer and packaging of other grocery items sold by the Company. Similar statutes are in effect in various states. Manufacturers and distributors of such products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other trade practices. To the Company's knowledge, it only deals with manufacturers and manufactured products in a manner which complies with such regulations and who periodically submit their products to independent laboratories for testing. However, the failure by the Company's manufacturers or suppliers to comply with applicable government regulations could result in product recalls that could adversely affect the Company's relationships with its customers. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

ITEM 2:  PROPERTIES

     The Company's corporate offices and administrative headquarters are located in Syosset, New York.

     The Company maintains satellite offices in Pennsylvania, New Jersey, Florida and the Dominican Republic.

     Product warehousing when necessary, is done on a contract basis per pallet of product stored and is stored in expandable public warehouses primarily located in New Jersey. The Company stores at its expense grocery, and health and beauty aids products which the Company sells in bulk to further wholesalers and retail outlets independent of the Company. The Company has standing orders with independent product sources for the availability of and delivery of product to the Company which is not to be resold in bulk and to accommodate the sales of product direct to the consumer via internet sales where shipping of product to fulfill orders for consumers requires diversity of products shipped in each package as ordered. Certain of the more popular products, as viewed from the concentration of internet orders for such products, are warehouse stored for the Company in the warehousing facilities more adapted to the "pick and pack" retrieval and shipping character of consumer internet sales practices of the Company . Otherwise the Company arranges to have the products shipped directly to the consumer from the manufacturer using standard delivery services and/or the US postal service which cost is built into the price charged for the product and that paid by the Company to the manufacturer. Currently the Company maintains warehousing space under the above referenced arrangements in New Jersey for warehousing of products to be sold wholesale in bulk and for internet and other specialized sales. Squid and other seafood acquired from China to be redistributed by the Company in the United States is stored freezers of the warehouse facilities in Perth Amboy, New Jersey. There are also several humidified warehouses in Florida and the Dominican Republic to store cigars supervised by Company officials and several warehouses in the Dominican Republic to store raw tobacco for cigar production which are independently operated.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings as either plaintiff or defendant in connection with claims made for goods sold and various other aspects of its business, all of which are considered routine litigation incidental to the business of the Company. The Company is not aware of any other litigation pending which might be considered material and not in the ordinary course of business.

     No other legal proceedings were terminated during the fiscal quarter ended December 31, 1998 (other than routine litigation incidental to the business of the Company).

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998 no matters were submitted for shareholder approval during the fourth quarter.

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

COMMON STOCK

Quarter Ended               High              Low
-------------             -------           -------
March 31, 1997               4.63            1.50
June 30, 1997                3.37             .75
September 30, 1997           1.44             .97
December 31, 1997            3.19            1.03
March 31, 1998               2.50            1.59
June 30, 1998                3.00            1.38
September 30, 1998           1.75             .38
December 31, 1998            3.13             .28
March 31, 1999               6.47            2.50

     On March 26, 1999, the Company had approximately 5000 shareholders of record, with much of the stock being held in street name. The Company is currently listed on NASDAQ Small Cap. In May 1997 the Company reverse split its common stock 1 for 25. The figures shown are split adjusted.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS

OVERVIEW

     Synergy Brands Inc. ("Synergy")through its subsidiaries (collectively the "Company") markets national brand name consumer products to numerous US retailers and wholesalers as well as developing and selling proprietary brand consumer products to and through on line channels.

     In late 1998 the Company expanded its product marketing efforts and potential by establishing an array of internet sites linked to and available through multiple search engines to afford access to purchase of its products directly by the consumer. With the addition of internet access many of the Company's offered products are now available for retail purchase as well as the traditional wholesale distribution historically offered by the Company. Internet sales presently include health and beauty aid salon products and cigar products previously and traditionally offered by the Company through alternative marketing channels as well as an array of more recently added consumer products including fragrances and cosmetics and skin care products. These additional products are offered or sale by the Company through its internet sales network as well as the Company's historical wholesale distribution channels.

     Such businesses of Synergy are segmented, managed and conducted through corporate subsidiaries whose stock is wholly or majority owned by Synergy , and the results of whose businesses are consolidated for reporting purposes with the financial statements of Synergy . The Company operates its core grocery and HBA product sale and distribution business though three subsidiaries New Era Foods Inc., Synergy Brands Distribution Inc., and Island Wholesale Groceries Inc. The Company's other current subsidiaries include Net Cigar.Com Inc., (cigar products), PHS Group Inc. (salon quality hair and skin care products), SYBR.Com Inc. (internet sales), and Premium Cigar Wrappers Inc. (procurement and sale of raw tobacco for cigar production).

RESULTS OF OPERATIONS

     The following table sets forth selected operational data of the Company, expressed as a percentage of revenues for the periods indicated below:


                            Years Ended December 31,

                         1994        1995       1996      1997       1998
                         ----        ----       ----      ----       ----

Revenues                100.0%      100.0%      100.0%   100.0%    100.0%

Cost of Sales           (89.3)      (87.9)     (106.2)   (77.8)    (88.6)

Operating Expenses      (10.6)       (8.1)      (12.6)   (17.2)    (10.0)


Other Income (expense)   (3.7)       (1.6)       (2.7)     0.5        1.4
                         ----         ----       ----     ----       ----
Income(loss)from
Operations Before
Income Tax               (3.6)        2.4       (21.5)     5.5        2.8

Income Tax
(Expense)Benefit          1.2        (0.8)       (0.3)     --        (.1)

Discontinued Operations   --         (0.3)     (129.9)    (2.4)         0
Extraordinary Item        0.6         --          --        --         --
                         ----        ----        ----      ----     -----

Net Income(Loss)         (1.8)%       1.3%     (151.7)%    3.1%      2.7%

                           Year Ended December 31, 1998
                    Compared to Year Ended December 31, 1997

     Revenues increased by 120.7% to $11.01 million as compared to the prior year. The Company attributes the increase to a significant increase in the grocery and health and beauty aid (HBA) businesses; as a result of increased business with Proctor & Gamble in particular.

     Net  income   applicable  to  common  stock   increased   from  a  loss  of
$(50,090)(-.03 per share) to a profit of $297,508 ($.06 per share). The Company's profit is attributable to the following factors:

         (a)      a significant reduction in financing costs.

         (b)      a significant increase in revenues

         (c)      elimination   of  losses  in  connection   with   discontinued
                  operations.

     The Company's income was reduced by a one time charge in connection with rebate adjustments in the amount of $220,000 and other charges totaling $199,000.

     In 1999 the Company is developing E-commece sites for the purpose of expanding its distribution to the consumer market through on-line channels. The Company will devote a significant amount of resources and may require additional capital to achieve its goals.

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

     One time charges from discontinued operations totaled $130,632 ($.08 per share) as compared to $9.6 million ($29 per share). As a result net loss applicable to common stock totaled $ 50,950 ($.03 per share) as compared to a loss of $11.4 million ($34.5 per share). The Company does not expect its future expenses from discontinued operations to be material to its future business.

                         Liquidity and Capital Resources

     The Company's working capital increased to $2 million at December 31, 1998. Reaching this level of working capital is a significant milestone for the Company. The Company raised enough capital and turned its operations to profitability which significantly enhanced the liquidity of the Company. As a result the Company has secured vendor credits and secured financing to grow its operating business. The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand.

     The Company plans on expanding its core grocery, HBA and squid businesses through its distribution agreement and on-line channels. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its expansion plans. See "Forward-Looking Information and Cautionary Statements."

     The Company has streamlined its financing requirements by repaying its revolving secured debt and established secured term financing. The Company currently borrows $1.6 million at a 12% fixed rate. The current maturities of the term loans extend from August 1999 to October 2000. The Company plans to increase its maturities to 2001 and reduce the interest rate on its term loans. However, there can be no assurances that either can be achieved.

     The Company's internet budget is significant for 1999. The Company plans to incur a significant amount of expense in developing marketing and advertising its websites both on the internet and traditional media outlets. As a result the Company plans on raising additional capital to support its anticipated expenditures. Failure to raise additional capital to support the internet business may adversely effect the Company's overall business.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

     Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

         1.       INTERNET

     The internet environment is new to business and is subject to inherent risks as in any new developing business including rapidly developing technology with which to attempt to keep pace and level of acceptance and level of consumer knowledge regarding its use.

         2.       CASH FLOW.

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

         6.       COMPETITION.

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

         8.       LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company, but there can be no assurance as to this.

         9.       POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy currently qualifies for trading on the Nasdaq Small Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with the alternative criteria which are now eliminated under the new rules. If the bid price continues below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock in this offering to dispose of their shares of the Common Stock.

         10.       RISKS OF BUSINESS DEVELOPMENT.

     The Company has ventured into new lines of product and product distribution (see "Item I C 4 (Cigars) (1997) and C5 (Squid) (1996)" and B1 (salon HBA products (1999) and internet sales-see B (Internet Sales) (1998) and such product and product distribution lines are expected to constitute a material part of the Company's revenue stream. The Company has not restored its level of product sales to that of previous years but with the addition of these new product and product distribution lines the Company is hopeful of reaching and hopefully exceeding those prior levels. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a profitable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the availability of funds from either of these sources.

         11.      RAPIDLY CHANGING MARKET MAY IMPACT OPERATIONS.

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

     The Company's revenue base has been slowly recovering from losses of 1996 generating from the discontinuation of its Kosher Food business. In order for the Company to increase grocery sales, it must reestablish it's relationships with the major grocery manufactures. The Company is vigorously attempting to reestablish these ties to prior customers as well as develop new ones. Failure to re-establish these ties would have an adverse effect on the Company. Furthermore, the Company has entered new markets which include squid, premium handmade cigars and salon quality HBA products for sale to its existing customers and newly found sources. These product lines have lower sales volume than the Company's traditional business, but higher margins and greater advertising and promotional expenses. The Company believes that developing proprietary products is in the best interest of the Company's expansion. The existence of and relationship with the Company's Chinese Trading Partner and use of new internet sales and marketing avenues has and will significantly decrease the Company's cost of goods sold. Failure to secure market penetration in the new product lines would however have an adverse effect on the Company's profitability. Management believes actions presently being taken to revise the Company's operating and financial requirements should provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations and no adjustments have been made to offset the outcome of this uncertainty.

         12.      DEPENDENCE UPON ATTRACTING AND HOLDING.

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

         13.      EXTENSIVE AND INCREASING REGULATION OF TOBACCO PRODUCTS
                    AND LITIGATION MAY IMPACT CIGAR INDUSTRY.

     The tobacco industry in general has been subject to extensive regulation at the federal, state and local levels. Recent trends have increased regulation of the tobacco industry. Although regulation initially focused on cigarette manufacturers, it has begun to have a broader impact on the industry as a whole and may focus more directly on cigars in the future. The recent increase in popularity of cigars could lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products or restrict or eliminate the deductibility of such advertising expense, (ii) increase labeling requirements on tobacco products to include, among others things, addiction warnings and lists of additives and toxins, (iii) shift control of tobacco products and advertisements from the Federal Trade Commission (the "FTC") to the Food and Drug Administration (the "FDA"), (iv) increase tobacco excise taxes and (v) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Future enactment of such proposals or similar bills may have an adverse effect on the results of operations or financial condition of the Company.

     In addition, a majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies also have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by designating "smoking" areas. Further restrictions of a similar nature could have an adverse effect on the Company's sales or operations, such as banning counter access to or display of premium handmade cigars, or decisions by retailers because of public pressure to stop selling all tobacco products. Numerous proposals also have been considered at the state and local level restricting smoking in certain public areas, regulating point of sale placement and promotions and requiring warning labels.

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

     In addition numerous tobacco litigation has been commenced and may in the future be instituted, all of which may adversely affect the cigar consumption and sale and may pressure applicable government entities to institute further and stricter legislation to restrict and possibly prohibit cigar sale and consumption, any and all of which may have an adverse affect on Company business (see "Government Regulation - Tobacco Industry Regulation and Tobacco Industry Litigation" supra).

         14.      RISKS RELATING TO MARKETING OF CIGARS.

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

         15. SOCIAL, POLITICAL, AND ECONOMIC RISKS ASSOCIATED WITH FOREIGN TRADE MAY ADVERSELY IMPACT BUSINESS.

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

         16.      SEASONALITY.

     Seasonality affects the demand for certain products sold by the Company, such as juice drinks in the summer months or hot cereals in fall and winter months, cosmetics and fragrances during certain holidays, and cigar products sale in coordination with sporting events. However, all these products are available to the Company throughout the year. Manufacturers also tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able during these periods to purchase more products, increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter. Sale of frozen squid is more significant in the third and fourth quarters due to the seasonal catch which occurs in the second quarter.

         17.      NO DIVIDENDS LIKELY.

     No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Synergy contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

                                    PART III

     The information required by items 10-13 are omitted pursuant to general instruction G(3) to form 10K. The Company has included this information in its proxy statement to be mailed and filed with the Commission on or before April 30, 1999. The annual meeting is scheduled to be in June 1999. Such Proxy Statement expected to be filed with the Commission by April 30, 1999 is incorporated herein by reference.

                                     PART IV

ITEM 8.   FINANCING STATEMENTS AND SUPPLEMENTARY DATA

1.       FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in Item 8 of this Report on the pages indicated:

                                                            Page
                                                            ----

Independent Auditors Reports                                  F1

Balance Sheet -
December 31, 1998                                             F2

Statements of Operations -
Years ended December 31, 1998 and 1997                   F3 - F4

Statements of Changes in Stockholders'
Equity - Years ended December 31, 1998 and 1997          F5 - F6

Statements of Cash Flows - Years
ended December 31, 1998 and 1997                         F7 - F8

Notes to Financial Statements as of
December 31, 1998                                        F9- F18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

ITEM 14. EXHIBITS, FINANCING STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       (a) Exhibits:

         See Index to Exhibits

2.       Reports on Form 8-K
         There were no reports on Form 8-K filed during the fourth quarter of 1998.

3.       Financial Statement Schedules
             none

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Synergy Brands Inc.



                               by /s/ Mair Faibish
                               --------------------------------
                                      Mair Faibish
                                      Executive Vice President

Dated:            , 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               by /s/ Mair Faibish
                               ----------------------------------
                                      Mair Faibish
                                      Executive Vice President
                                      Principal Financial Officer
                                      and Director
Signed:            , 1999


                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein, Director

Signed:            , 1999

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Synergy Brands, Inc.


     We have audited the accompanying consolidated balance sheet of Synergy Brands, Inc. (formerly Krantor Corporation) and Subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Brands, Inc. and Subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                BELEW AVERITT LLP

Dallas, Texas
March 20, 1999

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1998


                                     ASSETS

CURRENT ASSETS
   Cashand cash equivalents                                              $    325,699
   Accounts receivable (Note 5)                                             3,020,010
   Inventory (Notes 4 and 5)                                                1,374,808
   Other current assets                                                        53,650
                                                                        -------------
       Total current assets                                                 4,774,167

COLLATERAL SECURITY DEPOSIT (Note 10)                                       1,802,995

PROPERTY AND EQUIPMENT, net (Note 3)                                          120,059

OTHER ASSETS                                                                   56,891
                                                                        -------------
                                                                         $  6,754,112
                                                                        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt (Note 5)                              $  1,475,000
 Accounts payable and accrued expenses (Note 6)                             1,240,079
 Income taxes payable (Note 9)                                                 12,794
                                                                        -------------
     Total current liabilities                                              2,727,873

VENDOR DEBT DUE AFTER ONE YEAR (Note 6)                                       128,384

LONG-TERM DEBT (Note 5)                                                       400,000

COMMITMENTS AND CONTINGENCIES (Note 10)                                           -

PREFERRED STOCK OF SUBSIDIARY (Note 7)                                        135,625

STOCKHOLDERS' EQUITY (Note 8)
 Class A preferred stock - $.001 par value; 100,000 shares authorized             100
 Common stock - $.001 par value; 29,900,000 shares authorized                   6,327
 Additional paid-in capital                                                15,724,196
 Deficit                                                                  (12,200,893)
                                                                        -------------
                                                                            3,529,730

   Less treasury stock, at cost, 1,400 shares                                (167,500)
                                                                        -------------
       Total stockholders' equity                                           3,362,230
                                                                        -------------
                                                                         $  6,754,112
                                                                        =============

          See accompanying notes to consolidated financial statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years ended December 31, 1998 and 1997


                                                                 1998            1997
                                                        -------------    ------------
REVENUE
   Net sales (Note 11)                                   $ 11,055,549    $  5,007,336
   Commission income (Note 10)                                    -           382,025
                                                        -------------    ------------

                                                           11,055,549       5,389,361

COST OF SALES                                               9,793,590       4,195,519
                                                        -------------    ------------

GROSS PROFIT                                                1,261,959       1,193,842

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                1,073,550         907,386

DEPRECIATION AND AMORTIZATION                                  29,867          16,915
                                                        -------------    ------------

OPERATING INCOME                                              158,542         269,541

OTHER INCOME (EXPENSE)
   Interest income                                             95,775         134,875
   Debt forgiveness income (Note 5)                           150,409             -
   Net loss on marketable securities                              -           (37,625)
   Miscellaneous expense                                       (1,062)        (48,505)
   Interest expense                                           (68,371)        (12,479)
   Dividends on preferred stock of subsidiary (Note 7)        (24,500)         (6,125)
                                                        -------------    ------------

                                                              152,251          30,141
                                                        -------------    ------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                          310,793         299,682

INCOME TAX EXPENSE (Note 9)                                   (13,285)            -
                                                        -------------    ------------

INCOME FROM CONTINUING OPERATIONS                             297,508         299,682

DISCONTINUED OPERATIONS (Note 12)
   Loss on disposal of IFD, net of applicable
    income tax benefit of $0                                      -          (130,632)
                                                        -------------    ------------

NET INCOME                                                    297,508         169,050

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations (Cont.)
                     Years ended December 31, 1998 and 1997


                                                   1998             1997
                                          -------------     ------------

LESS PREFERRED DIVIDENDS                    $         -     $    220,000
                                          -------------     ------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK    $   297,508     $   (50,950)
                                          =============     ============
BASIC EARNINGS (LOSS) PER COMMON
 SHARE (Note 14)
   Income from continuing operations         $      .06     $        .05
   Discontinued operations                            -            (.08)
                                          -------------     ------------
NET INCOME (LOSS) PER COMMON SHARE           $      .06     $      (.03)
                                          =============     ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE     $      .05     $       .03)
                                          =============     ============

          See accompanying notes to consolidated financial statements.
                                      F-4

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                     Years ended December 31, 1998 and 1997


                                  Class A
                              Preferred Stock           Common Stock      Additional                                     Total
                             ----------------          -------------         paid-in                  Treasury   stockholders'
                             Shares    Amount          Shares  Amount        capital         Deficit     stock          equity
                             ------    ------          ------  ------      ---------         -------   ---------  -------------
Balance at
 December 31, 1996          100,000    $  100         847,035  $  847   $ 12,426,869    $(12,667,451) $(167,500)  $  (407,135)

Common stock issued
 in connection with
 Regulation S offering,
 less related expenses          -         -         1,612,200   1,612      1,330,168             -          -        1,331,780

Redemption of
 preferred stock           (100,000)     (100)        400,000     400       (130,300)            -          -        (130,000)

Issuance of preferred
 stock                      100,000       100             -       -              -               -          -              100

Dividends on preferred
 stock                          -         -               -       -         (220,000)            -          -        (220,000)

Common stock
 options exercised              -         -           275,000     275        442,225             -          -         442,500

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders' Equity (Cont.)
                     Years ended December 31, 1998 and 1997



                               Class A
                            Preferred Stock          Common Stock      Additional                                     Total
                           ----------------          ------------         paid-in                     Treasury    stockholders'
                           Shares     Amount      Shares      Amount      capital       Deficit          stock        equity
                           ------     ------      ------      ------      -------       --------      ---------    ------------
Common stock issued
 in connection with
 compensation plan            -      $ -       1,006,280     $1,006   $   762,179   $       -        $     -       $  763,185

Net income                    -        -             -          -             -         169,050            -          169,050
                         ---------  --------   ---------     -------  -----------   ------------    -----------    ----------
Balance at
 December 31, 1997        100,000      100     4,140,515      4,140    14,611,141   (12,498,401)      (167,500)     1,949,480

Issuance of common
 stock                        -        -       1,240,051      1,240       523,300           -              -          524,540

Common stock issued
 in connection with
 compensation plan            -        -         946,520        947       589,755           -              -          590,702

Net income                    -        -             -          -             -         297,508            -          297,508
                         ---------  --------   ---------     -------  -----------   ------------    -----------    ----------

Balance at
 December 31, 1998        100,000     $100     6,327,086     $6,327   $15,724,196   $(12,200,893)    $(167,500)    $3,362,230
                         =========  ========   =========     =======  ===========   ============    ===========    ==========


          See accompanying notes to consolidated financial statements.
                                      F-6

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1998 and 1997


                                                                       1998           1997
                                                                    -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       297,508        169,050
   Loss from discontinued operations                                      -        130,632
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                   29,867         16,915
     Loss on disposal of property and equipment                       4,000         14,496
     Net loss from marketable securities                                  -         37,625
     Dividends on preferred stock of subsidiary                      24,500          6,125
     Operating expenses paid with common stock                      456,065        798,074
     Debt forgiveness income                                       (150,409)             -
   Changes in operating assets and liabilities:
     Purchases of marketable securities                                   -        (73,687)
     Sales of marketable securities                                       -         36,062
     (Increase) decrease in:
       Accounts receivable                                       (1,892,010)      (933,160)
       Inventory                                                 (1,374,808)             -
       Promotional rebates                                          270,496        (47,524)
       Other current assets                                          82,539         22,789
       Other assets                                                 (56,891)        85,812
     Increase (decrease) in:
       Accounts payable and accrued expenses                        429,475        (34,180)
       Income taxes payable                                           2,265        (60,629)
                                                                    -------        -------
   Net cash flows provided by (used in) operating activities
    of continued operations                                      (1,877,403)       168,400

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (36,524)      (118,202)
   Payment of collateral security deposit                                 -        (75,000)
   Refund of collateral security deposit                            450,000              -
                                                                    -------        -------
   Net cash flows provided by (used in) investing activities
    of continued operations                                         413,476       (193,202)


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Cont.)
                     Years ended December 31, 1998 and 1997


                                                                        1998            1997
                                                             ---------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt issuance                               $     1,600,000     $        -
   Cash dividends on preferred stock                                       -       (220,000)
   Payment for redemption of preferred stock                               -       (130,000)
   Proceeds from issuance of common stock and
    preferred stock                                                        -        829,880
   Proceeds from issuance of preferred stock of subsidiary                 -        105,000
                                                             ---------------     -----------

   Net cash flows provided by financing activities of
    continued operations                                           1,600,000        584,880

CASH USED IN DISCONTINUED OPERATIONS                                       -       (373,349)
                                                             ---------------     -----------

NET INCREASE IN CASH                                                 136,073        186,729

CASH, beginning of year                                              189,626          2,897
                                                             ---------------     -----------

CASH, end of year                                            $       325,699     $  189,626
                                                             ===============     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

   Interest paid                                             $        61,523     $   37,100
                                                             ===============     ===========

   Income taxes paid                                         $        11,021     $   60,629
                                                             ===============     ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
 OPERATING, INVESTING AND FINANCING
 ACTIVITIES

   Conversion of subordinated debentures                     $             -     $  377,000
   Non-cash issuance of common stock                                 659,177        532,611
   Promotional rebates used to pay vendor debt                             -        260,557
                                                             ---------------     -----------

   Total non-cash operating, investing and
     financing activities                                    $       659,177     $1,170,168
                                                             ===============     ===========



          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

     Synergy Brands, Inc. (formerly Krantor Corporation) (Synergy) is a distributor of groceries, general household merchandise and health and beauty aids in the promotional wholesale industry. In addition, Synergy also distributes squid and premium handmade cigars throughout the United States.

     In April 1994, Synergy formed a wholly-owned subsidiary, Island Wholesale Grocers, Inc., which is a full-service wholesale delivery company capable of providing direct store inventory deliveries within hours of receiving an order, principally in the northeastern United States.

     In December 1995, Synergy formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which did business under the name Island Frozen and Dairy
(IFD). IFD distributed specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, Synergy discontinued all operations of IFD, and presented them as such in the consolidated financial statements (see
Note 12).

     In September 1996, Synergy formed a wholly-owned subsidiary, New Era Foods, Inc. (NEF), which is a company representing manufacturers, retailers and wholesalers in connection with distribution of frozen seafood, grocery and general merchandise products (see Note 10).

     In October 1997,  NEF formed a subsidiary,  Premium  Cigar  Wrappers,  Inc.
(PCW), for the purpose of producing premium cigar wrappers in the Dominican Republic. NEF owns 66% of the common stock and approximately 22% of the preferred stock of PCW (see Note 7).

     In October 1998,  NEF formed a  wholly-owned  subsidiary,  PHS Group,  Inc.
(PHS), which is a wholesale distributor of premium beauty salon products.

         Principles of consolidation

     The consolidated financial statements include the accounts of Synergy, its wholly-owned subsidiaries and its majority-owned subsidiary (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Marketable securities

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. No securities were outstanding at December 31, 1998.

         Inventory

     Inventory is stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) cost method of valuing its inventory. All tobacco inventory is included in current assets in conformity with standard industry practice, not withstanding the fact that significant quantities of inventory may be carried for several years for purposes of the curing process.

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

     During  1998 and 1997,  the Company  distributed  its  products  through an unrelated intermediary and hence, all revenues were derived from this organization. As a result, the Company has an inherent business risk in concentrating its sales through this entity.

         Property and equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years.

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

         Preferred stock of subsidiary

     Changes in preferred stock of the subsidiary are accounted for as equity transactions and thus no gain or loss is recognized. Upon each new issuance of the subsidiary's preferred stock, the Company will evaluate whether or not its investment has been impaired and adjust accordingly.

         Advertising

     The Company expenses advertising and promotional costs as incurred. Advertising expense was approximately $46,500 and $63,000 for the years ended December 31, 1998 and 1997, respectively.


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

         Earnings per share

     The Company calculates earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the statement of income for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average of common shares and dilutive common share equivalents outstanding during each period.

         Management estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from management's estimates.

         Stock-based compensation plans

     Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employees or non-employees must pay to acquire the stock.

2.       MARKETABLE SECURITIES

     Realized gains or losses on marketable securities are determined on the specific identification method. Net realized losses on sales of securities included in the determination of consolidated net loss amounted to $37,625 in 1997. No marketable securities were owned during 1998.

3.       PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1998 consisted of the following:


       Office equipment                                                           $   35,226
       Machinery and equipment                                                        48,825
       Leasehold improvements                                                         62,675
                                                                                  ----------
                                                                                     146,726

       Less accumulated depreciation and amortization                                 26,667
                                                                                  ----------
                                                                                  $  120,059
                                                                                  ==========

4.       INVENTORY

     Inventory as of December 31, 1998 consisted of the following:

       Salon finished goods                                                       $  830,410
       Tobacco raw materials                                                         544,398
                                                                                  ----------
                                                                                  $1,374,808
                                                                                  ==========

5.       LONG-TERM DEBT

     Long-term debt at December 31, 1998 consisted of the following:

       Settlement on revolving line-of-credit                                     $  200,000

       Note payable to financial company due August 1999,
         bearing interest at 12%; collateralized by inventory of NEF               1,000,000

       Secured debentures; bearing interest at 12% payable
         monthly; $200,000 principal due October 1999 and
         remainder maturing October 2000; collateralized by
         inventory and accounts receivable of PHS                                    600,000

       Note payable to bank due July 5, 1996; non-interest
         bearing; previously collateralized by inventory of IFD                       75,000
                                                                                  ----------
                                                                                   1,875,000

       Less current portion                                                        1,475,000
                                                                                  ----------
                                                                                  $  400,000
                                                                                  ==========

     Scheduled future maturities of long-term debt at December 31, 1998 were as follows:

          Year ending
         December 31,
        -------------
               1999        $      1,475,000
               2000                 400,000
                           ----------------
                           $      1,875,000
                           ================

     The Company financed its receivables in prior years through a revolving line-of-credit facility with a commercial lender. In February 1999, the Company entered into a settlement agreement with the lender for $200,000 to settle its outstanding obligation. The settlement has been reflected in the 1998 financial statements in debt forgiveness income.

     In accordance with the terms of the secured debenture agreements, the Company issued 300,000 shares of restricted common stock to the debenture holders. The debentures contain provisions whereby the Company may be required to issue additional shares of restricted common stock to the debenture holders if the stock price is below a stated threshold at maturity date of the debentures.


6.       VENDOR DEBT

     In 1997, the Company entered into an agreement with a vendor to repay its accounts payable balance of $1,465,976. During 1998, the Company issued 350,000 shares of common stock to the vendor, and agreed to make monthly payments of $22,222 from May 1998 through April 2000. No interest is being charged by the vendor. In the event the vendor sells the Company's common stock at a price different than the market price at the date of issuance, the Company's account will be charged or credited with the differential.

     The following are the scheduled maturities of vendor debt at December 31, 1998:

          Year ending
         December 31,
         ------------
              1999         $        266,664
              2000                  128,384
                           ----------------
                           $        395,048
                           ================

7.       MINORITY INTEREST

     PCW was incorporated in October 1997 with 7,750 shares of authorized $.001 par value common stock. At December 31, 1998, PCW had 1,000 shares of common stock outstanding which were issued at par value. The Company owns 66% of the common stock and an unrelated individual owns the minority interest. For financial reporting purposes, the assets, liabilities, results of operations and cash flows for PCW are included in the Company's consolidated financial statements and the outside investor's interest in PCW is reflected in the preferred stock of subsidiary.

     PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $30,625 of preferred stock dividends payable at December 31, 1998. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the preferred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

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

     In November 1997, the Company redeemed 100% of the Class A preferred stock in exchange for $350,000 cash, 400,000 shares of common stock and options to purchase 500,000 shares of restricted common stock exercisable at $1 per share. Part of the cash payment was used to settle accrued dividends of $220,000. The options were to vest if the Company achieved $1,000,000 in pretax income within five years. During 1998, this restriction was removed and the options were granted at $.50 per share. The preferred stock was thereafter reissued, at par value, to an officer of the Company in recognition of services rendered; however, all dividend privileges and stock redemption rights were stripped from the stock. The stock retains the 13-to-1 voting privilege.

     At December 31, 1998, the Company had outstanding warrants to purchase 112,500 shares of the Company's common stock, at $1.10 per share. The warrants become exercisable when the shares are registered and expire at various dates through 2002. At December 31, 1998, 112,500 shares of common stock were reserved for that purpose.

     During 1997, the Company issued 1,612,200 shares in connection with a Regulation S offering at an average price of $.82 per share, resulting in $1,331,780 proceeds net of offering expenses, including the conversion of $377,000 of subordinated debt, and $125,000 of non-cash issuances as described in the consolidated statement of cash flows.

     In 1994, the Company adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under this Plan, 4,500,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, the Company has issued 2,289,970 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. The Company had oversubscribed the Plan by 1,775,470 shares at December 31, 1998. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, the Company granted options to selected employees and professional service providers.

     The following is a summary of such stock option transactions for the years ended December 31, 1998 and 1997 in accordance with the Plan:


                                                                         Weighted
                                                                          average
                                                             Number of   exercise
                                                             shares         price
                                                           -----------   --------
Outstanding at December 31, 1996 (26,800 exercisable):         26,800    $   1.38
Granted                                                       275,000    $   1.61
Terminated                                                    (26,800)   $   1.38
Exercised                                                    (275,000)   $   1.61
                                                           -----------
Outstanding at December 31, 1997                                    -    $      -
Granted                                                     3,985,500    $    .60
                                                           -----------
Outstanding at December 31, 1998 (2,210,030 exercisable)    3,985,500    $    .60
                                                           ===========
Option price                                               $.40-$2.00
                                                           ===========
Available for grant:
 December 31, 1997                                          3,156,550
                                                           ===========
 December 31, 1998                                                  -



     The Company applies APB 25 in accounting for its stock options. Compensation cost charged to operations, related to options, was $6,250 in 1998. Had compensation costs for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1998            1997
                                               --------         -------
      Net income:
        As reported                            $297,508        $169,050
                                               ========        ========
        Pro forma                              $160,810        $147,724
                                               ========        ========
      Net income (loss) per common share:
        As reported                            $    .06        $ (.03)
                                               ========        ========
        Pro forma                              $    .03        $ (.04)
                                               ========        ========

     The weighted-average fair value at date of grant for options granted during 1998 and 1997 was $.034 and $.08 per option, respectively. The fair value of each option grant is estimated using the Black-Shoales option-pricing model with the following weighted-average assumptions used:

                                                1998            1997
                                              --------        -------
         Dividend yield                          0%              0%
         Expected volatility                     0%              0%
         Risk-free rate of return             4.43-5.5%        6.5%
         Expected life                      1 to 5 years    1 to 4 years

     The Company has also reserved 100,000 shares for a stock option plan (Option Plan) for non-employee, independent directors, which entitles each non-employee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable and have a term of ten years. The Company had 1,200 options outstanding and exercisable and 98,900 available for grant at December 31, 1998 at an option price of $.50 per share.


9.       INCOME TAXES

     At December 31, 1998, the Company had a net operating loss carryforward of approximately $9,818,000, which, if not utilized, will begin expiring in 2011.

     The components of the deferred tax asset at December 31, 1998 were approximately as follows:

       Net operating loss carryover    $      3,338,000
       Deferred compensation                    108,400
       Capital losses                            12,800
       Valuation allowance                  (3,459,200)
                                        ---------------
                                        $             -
                                        ===============

     The provision for income taxes for the years ended December 31, 1998 and 1997 consisted of the following:

                                          1998           1997
                               ---------------   ------------
         Federal:
           Current             $         6,085    $         -
           State and local               7,200              -
                               ---------------   ------------
                Total          $        13,285    $         -
                               ===============   ============

     A reconciliation of income tax expense computed at the U. S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 1998 and 1997 is as follows:

                                                       1998             1997
                                                     ------           ------
  Federal income tax expense at statutory rate        34.0%            34.0%

  Increase (decrease) resulting from:
   Utilization of net operating loss carryforward   (34.0%)          (34.0%)
   State and local income taxes, net of
   Federal benefit                                     3.2%                -
                                                     ------           ------
                                                       3.2%                -
                                                     ======           ======

10.      COMMITMENTS AND CONTINGENCIES

         Lease commitments

     The Company leases office space in Wexford, Pennsylvania and Syosset, New York, under operating leases expiring in August 2000 and April 2001, respectively. The Company is also leasing a vehicle under an operating lease expiring in 2003. Future minimum lease payments under non-cancelable operating leases as of December 31, 1998 were as follows:

     Year ending
     December 31,
     ------------

        1999                  $ 44,070
        2000                    42,255
        2001                    18,400
        2002                     9,600
        2003                     9,600
                              --------
                              $123,925
                              ========

     Lease expense for the years ended December 31, 1998 and 1997 was approximately $54,800 and $30,000, respectively.

         Distribution agreements

     In 1996, the Company entered into a ten-year agreement with a Chinese trading company (ALT) to distribute frozen seafood in the United States under a licensing arrangement. The Company acts as an agent for ALT. During 1997, the Company marketed ALT's frozen seafood products and earned commissions based on sales generated by the distribution agreement. Additionally, the Company sells promotional grocery products to an agent of ALT. ALT provides the funding for such purchases.

     In consideration for ALT providing products and funding to the Company for sale and distribution, and as security for doing so, the Company was required to provide $2,052,995 in 1996 and an additional $200,000 in 1997, as collateral security for performance by the Company under the terms of the agreement. The Company had $450,000 refunded to it in 1998. The collateral security deposit bears interest at 5% and is received quarterly.

     In December 1997, NEF entered into a 25-year exclusive worldwide distribution agreement with a Dominican Republic corporation (DR) for the sale and distribution of premium handmade cigars manufactured in the Dominican Republic. There is an option to extend the term of the distribution agreement up to an additional 25 years.

         Litigation

     The Company is a named defendant in various lawsuits arising from the liquidation of IFD. The Company has evaluated the potential exposure of an unfavorable outcome on various lawsuits and has accrued $60,635 at December 31, 1998 for obligations which are considered probable.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

         Guarantee

     In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply cigar wrappers.


11.       MAJOR CUSTOMERS

     The Company has one customer, the U.S. agent of ALT, which accounted for 100% of total sales for 1998 and 1997. Accounts receivable from this customer accounted for approximately $2,903,500 (96%) of total trade accounts receivable at December 31, 1998.


12.       DISCONTINUED OPERATIONS

     On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD that was completed during 1998. Accordingly, IFD is accounted for as a discontinued operation in the accompanying 1997 consolidated financial statements and had no revenues in 1998 or 1997. During 1997, the Company incurred additional expenses related to the discontinued operations of IFD and related litigation. The assets and liabilities of IFD included in the accompanying consolidated balance sheet as of December 31, 1998 consisted of approximately the following:

     Current liabilities of discontinued operations -
     Accounts payable and accrued expenses                 $        60,635
     Long-term debt                                                275,000
                                                           ---------------
                                                           $       335,635
                                                           ===============

13.       FOURTH QUARTER ADJUSTMENTS

     The Company made a fourth quarter adjustment to correct an overstatement of promotional rebates of approximately $223,000.


14.       EARNINGS PER SHARE

     The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock:


                                                                    1998          1997
                                                               ---------   ------------
Net income applicable to common stockholders                   $ 297,508   $   (50,950)
                                                               =========   ============
Weighted-average number of shares in basic EPS                 5,101,041     1,630,220

Effect of dilutive securities (stock options and warrants)       523,549        17,320
                                                               ---------    ----------
Weighted-average number of common shares and
dilutive potential common shares used in diluted EPS           5,624,590     1,647,540
                                                               =========    ==========

                                 EXHIBIT INDEX


Exhibit No.       Description                                                        Page
-----------       -----------                                                        ----
3.1               Certificate of Incorporation and amendments thereto (1)            EX-1

3.2               By-Laws (2)                                                        EX-4

4                 Warrants and debentures  defining  rights of security  holders       --
                  (3)

10.1              Distributorship  Agreement  dated  October  1996  between Asia     EX-6
                  Legend  Trading  Ltd.  And New Era Foods  Inc.,  as  partially assigned to Tenda Foods Corp. (4)

10.2              Distributorship  Agreement dated December 1997 between Fabrica     X-14
                  De Tobacco  Valle  Dorado SA and Gran  Reserve  Corporation  as
                  partially assigned to New Era Foods Inc. (4)

10.3             Synergy Brands Inc. 1994 Services and Consulting  Compensation        --
                  Plan, as amended (5)

21                Listing of Company Subsidiaries                                   EX-22



(1) The amendments to Certificate of Incorporation filed 7/29/96 and filed 6/24/98 and Certificate of Designation regarding Preferred Stock filed 6/24/98, are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original Certificate of Incorporation and other amendments thereto are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994, and

(3) Copies of outstanding warrants and debentures are incorporated by reference to the exhibits filed to the Form 8-K/A of the Company filed with the Commission (File No. 0-19409) on 2/3/98. Description of rights of Preferred Stock are included in Certificate of Designation regarding Preferred Stock, as amended, and included as exhibit to the Form 10K/A of the Company filed 9/3/98. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to Section 12(b) of the Exchange Act on July 16, 1991, including any amendment or report filed for the purpose of updating such description.


(4) Incorporated by reference to the exhibits to the Form 10K/A of the Company filed 9/3/98.

(5) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-21623) filed with the Commission on 2/12/97.