Form 10KSB
period 1999-03-31
SYNERGY BRANDS INC
filed 1999-05-12
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended MARCH 31, 1999

                         Commission File Number: 0-19409

                              SYNERGY BRANDS, INC.
             (Exact name of registrant as it appears in its charter)

                               Delaware 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               identification no.)

                      40 Underhill Blvd., Syosset NY 11791
               (Address of principal executive offices) (zip code)

                                  516-682-1980
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [x] YES         [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 6, 1999 there were 9,053,567 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.

                                  FORM 10-Q SB
                                 MARCH 31, 1999

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                             Page

         Consolidated Balance sheets as of March 31, 1999
         (Unaudited) and December 31, 1998                                2 -3

         Consolidated Statements of Operations for the three
         months ended March 31, 1999 and 1998 (Unaudited)                  4-5

         Consolidated Statements of Cash Flows for the three  months
         ended March 31, 1999 and 1998 (Unaudited)                         6-7

         Notes to Consolidated  Financial Statements                      8-13

         Management's Discussion and Analysis of                         14-16
         Financial Condition and Results of Operations

         Forward Looking Information and Cautionary                      17-22
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                          23

                              SYNERGY BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                               March 31, 1999      December 31, 1998
                                              ----------------     -----------------
                                               (Unaudited)
                            ASSETS
Current Assets:
Cash                                            $   699,859                $ 325,699
Accounts Receivable (note 4)                      3,684,283                3,020,010
Inventory (note 3 and 4)                          1,600,303                1,374,808
Other Current Assets                                553,836                   53,650
                                              ----------------    ------------------
Total Current Assets                              6,538,281                4,774,167

Collateral and Security Deposit (note 7)          1,802,995                1,802,995
Property and Equipment  - Net (note 2)              115,872                  120,059

Other Assets                                         43,379                   56,891
                                              ----------------    ------------------



Total Assets                                    $ 8,500,527              $ 6,754,112
                                              ================    ==================

           See Accompanying Notes to Consolidated Financial Statements

                              SYNERGY BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                                                     March 31, 1999           December 31, 1998
                                                                     -----------------        -----------------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Portion of long term debt. (Note 4)                             $ 1,275,000                 $ 1,475,000
Accounts Payable & Accrued Expenses                                         940,575                   1,240,079
Income taxes payable                                                         12,738                      12,794
                                                                   ----------------            ----------------
Total Current Liabilities                                                 2,228,313                   2,727,873


Vendor Debt due after one year                                              128,384                     128,384

Long-term debt (note 4 )                                                    400,000                     400,000

Commitments and Contingencies (note 7)                                            -                           -

Preferred Stock of Subsidiary (note 5)                                      135,625                     135,625

Stockholders' Equity: (Note 6)
Class A $2.20 Cumulative Preferred stock - $.001 par
value; 100,000 shares                                                           100                         100
authorized
Common stock - $.001 par value; 29,900,000 Shares
authorized 8,699,178 and 6,327,086 shares were outstanding at                 8,702                       6,327
3/31/98 and 12/31/98 respectively:                                       17,649,613                  15,724,196
Additional Paid-in Capital                                             (11,882,710)                (12,200,893)
Accumulated Deficit                                                ________________            ________________
                                                                          5,775,705                   3,529,730
                                                                          (167,500)                   (167,500)
Less treasury stock at cost,    1,400 shares                       ________________            ________________
                                                                          5,608,205                   3,362,230
Total stockholders' equity
                                                                        $ 8,500,527                 $ 6,754,112
Total Liabilities & Stockholder's Equity                            ===============             ===============


           See Accompanying Notes to Consolidated Financial Statements
                                      -3-

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                              1999                       1998
                                                      ----------------            ----------------
Net Sales (note 8)                                           3,260,319                   1,949,133
                                                                     -                           -
                                                      ----------------            ----------------
                                                             3,260,319                   1,949,133

Cost of Sales                                                2,741,306                   1,609,329
                                                      ----------------            ----------------
Gross Profit                                                   519,013                     339,804

Selling General and Administrative Expense                     171,522                     196,529
Depreciation and Amortization                                    5,869                         399
                                                      ----------------            ----------------
Operating Income (Loss):                                       341,622                     142,876
                                                      ----------------            ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                 1,776                         325
   Interest Income                                              22,537                      28,162
   Interest Expense                                           (47,752)                           -
                                                      ----------------            ----------------
              Total Other Income (Expense)                    (23,439)                      28,487

                                                      ================            ================

Income (Loss) From Continuing Operations
Before Income Taxes                                            318,183                     171,363
Income Taxes                                                         -                           -
                                                      ----------------            ----------------
Income (Loss) From Continuing Operations                       318,183                     171,363

                                                     =================            ================
DISCONTINUED OPERATIONS (Note 9)
Gain (loss) of disposal of IFD, net of applicable                    -                           -
income tax benefit of $0                                             -                         .02
                                                     -----------------            ----------------
Net Income                                                     318,183                     171,363


           See Accompanying Notes to Consolidated Financial Statements
                                      -4-

                              SYNERGY BRANDS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


Income (Loss) Applicable to Common Stock (Note 1)         $ 318,183           $ 171,363
                                                    ===============     ===============
Earnings (Loss) Per Common Share From
  Continuing Operations                                       $ .04              $  .05
Earnings (Loss) Per Common Share From
  Discontinued Operations                                         -                   -
                                                   ----------------    ----------------
Earnings (Loss) Per Common Share                              $ .04              $  .05
                                                    ===============     ===============
Weighted Average Number of Shares Outstanding             7,577,421           3,722,958


           See Accompanying Notes To Consolidated Financial Statements
                                      -5-

                              SYNERGY BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                               1999                       1998
                                                                       ----------------            ----------------

Cash Flows From Operating Activities:
Income (Loss) From Continuing Operations                                      $ 318,183                   $ 171,363
Income (Loss) From Discontinued Operations                                            -                           -
Adjustments to Reconcile Net Income (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
     Depreciation and Amortization                                                5,869                         399
     Non-Cash Expenses                                                        1,927,792                     625,176
     Changes in Operating Assets and Liabilities:
     Accounts Receivable                                                      (664,273)                   (269,001)
      Inventory                                                               (225,495)                           -
     Promotional Rebates                                                              -                      41,993
     Other Current Assets                                                     (500,186)                     (2,862)
     Other Assets                                                                13,512                           -
     Accounts Payable & Accrued Expenses                                      (299,504)                   (659,430)
     Income Taxes Payable                                                          (56)                     (5,591)
                                                                       ----------------            ----------------
             Net Cash Flows provided by (used in) in
             Operating Activities of continued operations                       575,842                    (97,953)


Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                             (1,682)                    (24,798)
Payment of Collateral Security Deposit                                                -                           -
                                                                       ----------------            ----------------
             Net Cash Flows provided by (used in)
             in Investing activities of continued operations                    (1,682)                    (24,798)

Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                     (200,000)                    (51,676)
Proceeds from Issuance of Common Stock                                                -                           -
Long Term Debt                                                                        -                           -
                                                                       ----------------            ----------------
Net Cash Flows Provided by Financing Activities of
Continued Operations                                                          (200,000)                    (51,676)
                                                                       ----------------            ----------------

Net Increase (Decrease) in Cash                                                 374,160                   (174,427)
Cash - Beginning of Period                                                      325,699                     189,626
                                                                       ----------------            ----------------
Cash - End of  Period                                                         $ 699,859                   $  15,199


           See Accompanying Notes To Consolidated Financial Statements
                                      -6-

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                           1999                   1998
                                                                ----------------       ---------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
              Interest
                             Continuing Operations              $            -         $             -
                             Discontinued Operation                          -                       -
                                                                ===============        ===============
Income Taxes
             Continuing Operations                              $            -         $             -
             Discontinued Operations                                         -                       -
                                                                ===============        ===============
Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Expenses paid via the distribution of  registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                                -                      -

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                           _                      _


                                                                ---------------       ---------------
Total Non-Cash Operating, Investing and
                                 Financing Activities                        -                      -
                                                                ===============       ===============


           See Accompanying Notes to Consolidated Financial Statements
                                      -7-

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 March 31, 1999

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

         Synergy Brands, Inc. (Company) is a distributor of groceries, general household merchandise and health and beauty aids in the promotional wholesale industry. In addition, Synergy also distributes squid and premium handmade cigars throughout the United States.

         In April 1994, Synergy formed a wholly-owned subsidiary, Island Wholesale Grocers, which is a full-service wholesale delivery company capable of providing direct store deliveries of inventory within hours of receiving an order, principally in the northeastern United States.

         In December 1995, Synergy formed a wholly-owned subsidiary, Affiliated Island Grocers, Inc., which does business under the name Island Frozen and Dairy (IFD). IFD distributed specialty food, poultry and dairy products throughout the northeastern United States. In June 1996, Synergy discontinued all operations of IFD and presented them as such in the consolidated financial statements (see Note 9).

         In September 1996, Synergy formed a wholly-owned subsidiary, New Era, Inc.,(NEF) which is a brokerage company representing manufacturers, retailers and wholesalers in connection with distribution of grocery and general merchandise products (see note 7).

         In October 1997, NEF formed a subsidiary,  Premium Cigar Wrappers, Inc.
         (PCW), for the purpose of producing premium cigar wrappers in the Dominican Republic. New Era, Inc. owns 66% of the common stock and approximately 22% of the preferred stock of PCW (see Note 5).

         In October 1998 NEF formed a  wholly-owned  subsidiary,  PHS Group.  In
         (PHS), which is a wholesale distributor of premium beauty salon products.

         In October 1998, Synergy formed a wholly-owned subsidiary, Netcigar.com as a web site for sale of cigar products.

         In March 1999, Synergy formed a wholly-owned subsidiary, Sybr.com Inc., a web site to offer direct to the customer via internet sales on a non-exclusive basis a popular selection of nationally branded health and beauty care products.

         Principles of consolidation
         ---------------------------

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

1.       MARKETABLE SECURITIES

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. No securities were outstanding at March 31, 1999.

         Inventory
         ---------

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

2.       PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 1999 consisted of the following:

         Office equipment                                      $   36,908
         Machinery and equipment                                   48,825
         Leasehold improvements                                    62,675
                                                               ----------
                                                                  148,408

         Less accumulated depreciation and amortization            26,667
                                                               ----------
                                                               $  115,872

                                                               ==========
3.       INVENTORY

         Inventory as of March 31, 1999 consisted of the following:
         Salon finished goods                                 $ 1,055,905
         Tobacco raw materials                                    544,398

                                                               ----------
                                                               $1,600,303
                                                               ==========

4.        LONG-TERM DEBT

         Long-term debt at March 31, 1999 consisted of the following:

         Note payable to financial company due August 1999,
         bearing interest at 12%; collateralized by inventory
         of NEF                                                 1,000,000

         Secured debentures;  bearing interest at 12% payable
         monthly;  $200,000 principal  due  October  1999  and
         remainder  maturing  October  2000; collateralized by
         inventory and accounts receivable of PHS                 600,000

         Note payable to bank due July 5, 1996; non-interest
         bearing; previously collateralized by inventory of IFD    75,000
                                                               ----------

                                                                1,675,000

         Less current portion                                   1,275,000

                                                               ----------
                                                               $  400,000

                                                               ==========

5.       MINORITY INTEREST

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

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31,1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $30,625 of preferred stock dividends payable at December 31, 1998. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the preferred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

6.       STOCKHOLDERS' EQUITY

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

         In 1994, the Company adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under this Plan, 4,500,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, the Company has issued 4,030,582 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. The Company has 469,418 available in reserve under the plan at March 31, 1999. An additional 1,600,000 shares has been registered and reserved at 4/19/99. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, the Company granted options to selected employees and professional service providers.


7.       COMMITMENTS AND CONTINGENCIES

         Lease commitments
         -----------------

         The Company leases office space in Wexford, Pennsylvania and Syosset, New York, under operating leases expiring in August 2000 and April 2001, respectively. The Company is also leasing a vehicle under an operating lease expiring in 2003. Future minimum lease payments under non-calculable operating leases as of March 31, 1999 were as follows:

         Year ending
         December 31,
         ------------

         1999                 $ 35,475
         2000                   42,255
         2001                   18,400
         2002                    9,600
         2003                    9,600
                              --------
                              $115,330
                              ========

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

         Litigation
         ----------

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. The Company has evaluated the potential exposure of an unfavorable outcome on various lawsuits and has accrued $60,635 at March 31, 1999 for obligations which are considered probable.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

         Guarantee
         ---------

         In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply cigar wrappers.

8.       MAJOR CUSTOMERS

         The Company has one customer, the U.S. agent of ALT, which accounted for 100% of total sales for 1998 and 1997. Accounts receivable from this customer accounted for approximately $3,600,000 (97%) of total trade accounts receivable at March 31, 1999.

9.       DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD that was completed during 1998. Accordingly, IFD is accounted for as a discontinued operation in the accompanying 1997 consolidated financial statements and had no revenues in 1998 or 1997. During 1997, the Company incurred additional expenses related to the discontinued operations of IFD and related litigation. The assets and liabilities of IFD included in the accompanying consolidated balance sheet as of March 31, 1999 consisted of approximately the following:

         Current liabilities of discontinued operations -
         Accounts payable and accrued expenses             $   60,635
         Long-term debt                                        75,000
                                                           ----------
                                                           $  135,635
                                                           ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

                                    OVERVIEW

         Synergy Brands, Inc. ("Synergy") through its subsidiaries (collectively the "Company") markets national brand name consumer products to numerous US retailers and wholesalers as well as developing and selling proprietary brand consumer products to and through on line channels.

         In late 1998 the Company expanded its product marketing efforts and potential by establishing an array of internet sites linked to and available through multiple search engines to afford access to purchase its products directly by the consumer. With the addition of internet access many of the Company products are now available for retail purchase as well as the traditional wholesale distribution historically offered by the Company. Internet sales presently include health and beauty aid salon products and cigar products previously and traditionally offered by the Company through alternative marketing channels as well as an array of more recently added consumer products including fragrances, cosmetics and skin care products. These additional products are offered or sale by the Company through its internet sales network as well as the Company's historical wholesale distribution channels.

         Such businesses of Synergy are segmented, managed and conducted through corporate subsidiaries whose stock is wholly or majority owned by Synergy, and the results of whose business are consolidated for reporting purposes with the financial statements of Synergy. The Company operates its core grocery and HBA product sale and distribution business though three subsidiaries New Era Foods Inc., Synergy Brands Distribution Inc., and Island Wholesale Groceries Inc. The Company's other current subsidiaries include NetCigar.Com Inc., (internet cigar sales), PHS Group Inc. (salon quality hair and skin care products), SYBR.Com Inc. (internet sales), and Premium Cigar Wrappers Inc. (Procurement and sale of raw tobacco for cigar production).

           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

         Revenues for the first quarter ended March 31, 1999 of $3,260,349, a 67% increase over revenues of $1,949,133 for the first quarter of 1998. Weighted average shares outstanding were 7,577,421 and 3,722,958 for the 1999 and 1998 first quarters, respectively. The Company's earnings for the first quarter ended March 31, 1999 were $318,183, an increase of 86%. Earnings per share for the 1999 first quarter were $0.04 per share vs $0.05 per share in the 1998 first quarter result of operation March 31, 1999 as compared to March 31, 1998.

         The Company's operating income increased 139% to $341,622. Operating Expense declined to $177,391 from $196, 928 a 10% drop for the same period. The Company is attempting to increase its revenue but without increasing its operating expenses. The Company believes that account for its internet related expense it can maintain its operating expense at a fixed level for its core business as revenues increase in 1999.

         "The company continues to invest a significant amount of capital and has raised funds to insure the growth of its Internet subsidiaries, BeautyBuys.com, which was launched on February 26, 1999, and NetCigar.com, which will launch May 7, 1999. The company plans to explore several opportunities to maximize the market value of its web sites through co-branding ventures and financial partnerships that would enhance the overall value of the company."

         Synergy Brands has established strategic marketing agreements with Internet portals including, Lycos.com (Nasdaq:LCOS), The Microsoft Network, NBC.com, The women.com Network, Warner Brothers. Online and Inktomi (Nasdaq:INKT). The Company expects to expand onto a broader array of Internet sites and is also developing an affiliate program to work in conjunction with other Web sites. In addition, the company has scheduled television commercials for BeautyBuys.com on the leading women's television network, Lifetime Television, and on financial networks such as CNBC.

         The company  plans to launch an  advertising  campaign  through  online
channels   and   traditional   media  to  fuel  the   growth  of   netcigar.com.

         The new e-commerce web site will offer a variety of popular brand name hand made cigars as well as premium hand made cigars that are produced in the company's Dominican Republic affiliate factory. The internet site will also feature a gift shop that will include premium quality leather golf & luggage items, golf related novelty items for the home, cigar accessories and a wide selection of fragrances for both men and women. The company's product prices will offer consumers substantial savings off conventional store prices.

         With the goal of providing an environment for the various interests of a cigar connoisseur and casual cigar enthusiast, netcigar.com will also offer cigar-related content, including cigar editorials, articles, cigar reviews and chat rooms. The company is also considering the inclusion of additional content and services into its web site. Focus is being placed on topics such as investments, travel, sports, and the offering of a free email service under the netcigar.com domain.

                          First Quarter Ended March 31,

                                                           1999          1998
                                                           ----          ----
Revenues                                            $ 3,260,349   $ 1,949,133

Earnings (Loss) Per Common Share                        318,183       171,363
Earnings Per Share                                       $  .04        $  .05
Weighted Average Number of Shares Outstanding         7,577,421     3,722,958


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased to 4.3 million at March 31, 1999, a 110% from December 31, 1998. Reaching this level of working capital is a significant milestone for the Company. The Company raised additional capital and turned its operations to profitability which significantly enhanced the liquidity of the Company. As a result the Company has secured vendor credits and secured financing to grow its operation. The Company believes that it has sufficient working capital to fund its continuing operations but requires additional financing to expand its internet e-commerce operations.

         The Company plans on expanding its core grocery, HBA and squid businesses through its distribution agreement and on-line channels. However, the Company believes it will need additional financing in the form of subordinated debt or equity to finance its internet expansion plans.

         The Company has streamlined its financing requirements by repaying its revolving secured debt and established secured term financing. The Company currently borrows $1.6 million at a 12% fixed rate. The current maturities of the term loans extend from August 199 to October 2000. The Company plans to increase its maturities to 2001 and reduce the interest rate on its term loans. However, there can be no assurances that either can be achieved.

         The Company's internet budget is significant current estimated at $2.5 million for 1999. The Company plans to incur a significant amount of expense in developing marketing and advertising its web sites both on the internet and traditional media outlets. As a result the Company plans on raising additional capital to support its anticipated expenditures. Failure to raise additional capital to support the internet business may adversely effect the Company's overall business. Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in "Forward-Looking Information and Cautionary Statements." Management has no plans to alter the nature of its business.

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

3.       Dependence on Public Trends.

              The Company=s business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company=s business prospects.

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

7.       Trade Relations With China.

              The Company is  dependent  on trade  financing  with the  People's
         Republic of China (PRC). Any government sanctions that cause an interruption of trade or prohibit trade with PRC through higher duties or quotas could have a material adverse effect on the Company's business. China currently maintains a Most Favored Nation status with the United States, which it has maintained continuously since 1980, renewal of which is done on an annual basis each May. Loss of such status could have a material adverse effect on Company business.

8.       Litigation

              The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company, but there can be no assurance as to this.

9.       Possible Loss of NASDAQ SMALL-CAP Listings.

              Synergy Brands currently qualifies for trading on the Nasdaq Small
         Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 20, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy Brands has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap system because Synergy Brands has complied with the alternative criteria which are now eliminated under the new rules. If the bid price continues below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common
         Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock in this offering to dispose of their
         shares            of            the            Common            Stock.

         10.      Risk of Business Development.

              The Company has ventured into new lines of product and internet distribution and such product and product distribution lines are expected to constitute a material part of the Company's revenue stream. The Company has not restored its level of product sales to that of previous years but with the addition of these new product lines the Company is hopeful of reaching and hopefully exceeding those prior levels. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a profitable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the availability of funds from either of these sources.

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

        17.      No Dividends Likely.

              No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Synergy Brands contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 4-Submission of matters to vote of security holders.

(a)No matters were submitted to vote of shareholders for the first quarter ended March 31, 1999

Item 6- Exhibits and Reports on Form 8-K

(a)Exhibits - none

(b)There were no reports filed on 8-k for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Synergy Brands, Inc.


                                                 /s/  Mair Faibish
                                                -----------------------------
                                                 By:  Mair Faibish
                                                      Chief Financial Officer

Date: 05/11/99


                                                /s/  Mitchell Gerstein
                                                -----------------------------
                                                By:  Mitchell Gerstein
                                                     Treasurer