Form 10QSB
period 1999-06-30
SYNERGY BRANDS INC
filed 1999-08-09
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended JUNE 30, 1999
                                                   -------------

                         Commission File Number: 0-19409

                               SYNERGY BRANDS INC.
             (Exact name of registrant as it appears in its charter)

                               Delaware 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               identification no.)

                      40 Underhill Blvd. Syosset, NY 11791
               (Address of principal executive offices) (zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 3, 1999 there were 9,476,692 shares outstanding of the registrant's common stock.

                               SYNERGY BRANDS INC.
                                   FORM 10-QSB
                                  JUNE 30, 1999



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                          Page

         Consolidated Balance sheets as of  June 30, 1999               2-3
         (Unaudited) and December 31, 1998

         Consolidated Statements of Operations for the six                4
         months ended June 30 1999 and 1998 (Unaudited)

         Consolidated Statements of Operations for the three              5
         months ended June 30, 1999 and 1998 (Unaudited)

         Consolidated Statements of Cash Flows for the six  months      6-7
         ended June 30, 1999 and 1998 (Unaudited)

         Notes to Consolidated  Financial Statements                   8-13

         Management's Discussion and Analysis of                      14-16
         Financial Condition and Results of Operations

         Forward Looking Information and Cautionary                   17-21
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                       22

                               SYNERGY BRANDS INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                             JUNE 30, 1999   December 31, 1998
                                           ----------------  -----------------
                                            (Unaudited)
                            ASSETS
                            ------
Current Assets:
---------------
Cash                                          $ 586,350           $ 325,699
Accounts Receivable (note 4)                  4,298,166           3,020,010
Inventory (note 3 and 4)                      1,355,538           1,374,808
Other Current Assets                            482,305              53,650
                                             __________        ____________
Total Current Assets                          6,722,359           4,774,167

Collateral and Security Deposit (note 7)      1,802,995           1,802,995
Property and Equipment-net (note 2)             118,469             120,059
Other Assets                                    682,130              56,891
                                            ___________        ____________
Total Assets                                $ 9,325,953         $ 6,754,112

           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                JUNE 30, 1999            December 31, 1998
                                                                ----------------         ----------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------
Current Portion of long term debt (note 4)                          $ 1,775,000                 $ 1,475,000
Accounts Payable & Accrued Expenses                                     962,284                   1,240,079
Income taxes payable                                                     12,738                      12,794
                                                               ----------------            ----------------
Total Current Liabilities                                              2,750,022                   2,727,873


Vendor Debt due after one year                                            4,384                     128,384

Long term debt (note 4)                                                 400,000                     400,000

Commitments and Contingencies (note 7)                                        -                           -

Preferred Stock of Subsidiary (note 5)                                  135,625                     135,625

Stockholders' Equity: (Note 6)
Class A $2.20 Cumulative Preferred stock - $.001 par
value; 100,000 shares authorized                                            100                         100
Common stock - $.001 par value; 29,900,000 Shares
authorized 9,310,928 and  6,327,086 shares were
outstanding at 6/30/99 and 12/31/98 respectively:                         9,311                      6,327
Additional Paid-in Capital                                            7,852,713                 15,724,196
Accumulated Deficit                                                 (11,658,702)               (12,200,893)
                                                               ----------------            ----------------
                                                                     6,203,422                   3,529,730
Less treasury stock at cost,    1,400 shares                          (167,500)                   (167,500)
                                                               ----------------            ----------------
Total stockholders' equity                                           6,035,922                    3,362,230

Total Liabilities & Stockholder's Equity                            $9,325,953                   $6,754,112
                                                               ================            ================


           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                      1999                       1998
                                                    ----------------            ----------------
Net Sales (note 8)                                         6,660,045                   4,954,136

                                                    ----------------            ----------------
                                                           6,660,045                   4,954,136

Cost of Sales                                              5,518,853                   4,183,227
                                                    ----------------                ------------
Gross Profit                                               1,141,192                     770,909

Selling General and Administrative Expense                   535,620                     471,512
Depreciation and Amortization                                 11,738                         402
                                                    ----------------              --------------
Operating Income (Loss)                                      593,834                     298,995
                                                    ----------------            ----------------
Other Income (Expense)
  Miscellaneous Income (Expense)                               1,860                       1,301
   Interest Income                                            45,075                      50,700
   Interest Expense                                         (98,578)                           -
                                                    ----------------            ----------------
              Total Other Income (Expense)                   542,191                      52,001

                                                     ===============             ===============

Income (Loss) Before Income Taxes                            542,191                     350,996
Income Taxes                                                       -                           -
                                                    ----------------            ----------------
Income (Loss)                                              $ 542,191                   $ 350,996

                                                     ===============             ===============
Income (Loss) Applicable to Common Stock (Note 1)          $ 542,191                    $350,996

                                                    ----------------            ----------------
Earnings (Loss) Per Common Share                               $ .07                        $.09
                                                     ===============             ===============
Weighted Average Number of Shares Outstanding              8,266,859                   4,030,889


           See Accompanying Notes to Consolidated Financial Statements

                              SYNERGY BRANDS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                    1999                        1998
                                                   ----------------            ----------------
Net Sales (note 8)                                        3,399,726                   3,005,003

Cost of Sales                                             2,777,547                   2,573,898
                                                   ----------------                ------------
Gross Profit                                                622,179                     431,105

Selling General and Administrative Expense                  364,098                     274,983
Depreciation and Amortization                                 5,869                           3
                                                   ----------------              --------------
Operating Income (Loss):                                    252,212                     156,119
                                                   ----------------            ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                 84                         976
   Interest Income                                           22,538                      22,538
   Interest Expense                                        (50,826)                           -
                                                   ----------------            ----------------
              Total Other Income (Expense)                  224,008                      23,514

                                                    ===============             ===============

Income (Loss) Before Income Taxes                           224,008                     179,633
Income Taxes                                                      -                           -
                                                   ----------------            ----------------
Income (Loss)                                             $ 224,008                   $ 179,633

Income (Loss) Applicable to Common Stock (Note 1)         $ 224,008                    $179,633
                                                    ===============             ===============

Earnings (Loss) Per Common Share                              $ .03                        $.04
                                                    ===============             ===============
Weighted Average Number of Shares Outstanding             8,956,296                   4,321,135


                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                         1999                       1998
                                                                       ----------------      ----------------

Cash Flows From Operating Activities:
Income (Loss) From Continuing Operations                                     $ 542,191             $ 350,996
Adjustments to Reconcile Net Income (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
     Depreciation and Amortization                                              11,738                   402
     Non-Cash Expenses                                                       2,631,501               749,196
     Changes in Operating Assets and Liabilities:
     Accounts Receivable                                                    (1,278,156)             (463,915)
     Promotional Rebates                                                             -              ( 32,690)
     Inventory                                                                  19,270              (672,852)
     Other Current Assets                                                     (428,655)               49,805
     Other Assets                                                             (625,239)                     -
     Accounts Payable & Accrued Expenses                                      (401,795)             (499,111)
     Income Taxes Payable                                                          (56)              ( 8,261)

                                                                       ----------------      ----------------
                      Net Cash Flows provided by (used in) in
                      Operating Activities of continued                        470,799              (526,430)
                      operations

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                            (10,148)              (57,321)
Payment of Collateral Security Deposit                                                -              450,000
                                                                       ________________      ________________
                       Net Cash Flows provided by (used in) in
                       Investing Activities of continued
                       operations                                              (10,148)              392,679
Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                     (200,000)              (51,676)
Proceeds from Issuance of Common Stock                                                -                     -
Long Term Debt                                                                        -                     -
                                                                       ________________      ________________
Net Cash Flows Provided by Financing Activities of
Continued Operations                                                          (200,000)              (51,676)
                                                                       ________________      ________________
Net Increase (Decrease) in Cash                                                260,651              (185,427)
Cash - Beginning of Period                                                     325,699               189,626
                                                                       ________________      ________________
Cash - End of  Period                                                         $586,350               $ 4,199
                                                                        ===============       ===============

           See Accompanying Notes To Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                 1999                       1998
                                                                ----------------         ----------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
              Interest
                             Continuing Operations               $      -                  $     -
                             Discontinued Operation in                  -                   23,100
                                                                ================          ===============
Income Taxes
             Continuing Operations                               $      -                  $     -
             Discontinued Operations                                    -                        -
                                                                ================          ===============
Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Expenses paid via the distribution of  registered
  shares of the Company's Common Stock
  through it's Compensation and Services Plan                           -                        -

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                      _                        _

                                                               ----------------           ---------------
Total Non-Cash Operating, Investing and
                                 Financing Activities                  -                         -
                                                              =================           ===============


           See Accompanying Notes to Consolidated Financial Statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

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

         In September 1996, Synergy formed a wholly-owned subsidiary, New Era, Foods Inc., (NEF) which is a brokerage company representing manufacturers, retailers and wholesalers in connection with distribution of grocery and general merchandise products (see note 7).

         In October 1997, NEF formed a subsidiary,  Premium Cigar Wrappers, Inc.
         (PCW), for the purpose of producing premium cigar wrappers in the Dominican Republic. New Era Foods, Inc. owns 66% of the common stock and approximately 22% of the preferred stock of PCW (see Note 5).

         In October 1998 NEF formed a wholly-owned subsidiary, PHS Group Inc. In
         (PHS), which is a wholesale distributor of premium beauty salon products.

         In October 1998, Synergy formed a wholly-owned subsidiary, Netcigar.com Inc. which has developed a web site for sale of premium cigar products, fragrances, golf and cigar accessories.

         In March 1999 Synergy formed a wholly-owned subsidiary, Sybr.com to oversee the Internet activity.

         In March 1999, Synergy formed a wholly-owned subsidiary, BeautyBuys.com Inc. which has developed a web site to offer direct to the customer via Internet sales on a non-exclusive basis a popular selection of nationally branded health and beauty care products, design fragrance and salon products.

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

         MARKETABLE SECURITIES

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. No securities were outstanding at June 30, 1999.

 1.      INVENTORY

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

2.       PROPERTY AND EQUIPMENT

         Property and equipment as of June 30, 1999 consisted of the following:

         Office equipment                                            $  45,374
         Machinery and equipment                                        48,825
         Leasehold improvements                                         62,675
                                                                    ----------
                                                                       156,874

         Less accumulated depreciation and amortization               (38,405)
                                                                    ----------
                                                                    $  118,469
                                                                    ==========
3.       INVENTORY

         Inventory  as of June 30, 1999  consisted  of the  following:

         Finished goods                  $   811,140
         Tobacco raw materials               544,398
                                          ----------
                                         $ 1,355,538
                                         ===========

4.        LONG-TERM DEBT

         Long-term debt at June 30, 1999 consisted of the following:

         Note payable to financial company due January 2001,
         bearing interest at  9%; collateralized by inventory of NEF  1,500,000

         Secured debentures; bearing interest at 12% payable
         monthly; $200,000 principal due October 1999 and
         remainder maturing October 2000; collateralized by
         inventory and accounts receivable of PHS                       600,000

         Note payable to bank due July 5, 1996; non-interest
         bearing; previously collateralized by inventory of IFD          75,000
                                                                     ----------
                                                                      2,175,000

         Less current portion                                         1,775,000
                                                                   ------------
                                                                     $  400,000
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

         In 1994, the Company adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under this Plan, 6,100,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, the Company has issued 4,818,312 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. The Company has 1,281,688 available in reserve under the plan at June 30, 1999. An additional 1,600,000 shares has been registered and reserved at 4/19/99. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, the Company granted options to selected employees and professional service providers.

7.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office space in Wexford, Pennsylvania and Syosset, New York, under operating leases expiring in April 2001 and July 2002, respectively. The Company is also leasing a vehicle under an operating lease expiring in 2003. Future minimum lease payments under non-calculable operating leases as of June 30, 1999 were as follows:

         Year ending
         December 31,
         ------------

         1999                      $ 27,600
         2000                        49,873
         2001                        31,805
         2002                        16,335
         2003                         4,000
                                   --------
                                   $129,613
                                   ========

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

          LITIGATION

         The Company is a named defendant in various lawsuits arising from the liquidation of IFD. The Company has evaluated the potential exposure of an unfavorable outcome on various lawsuits and has accrued $60,635 at June 30, 1999 for obligations which are considered probable.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

         In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply cigar wrappers. The guarantee was reduced to $500,000 in April, 1999.

8.       MAJOR CUSTOMERS

         The Company facilitates its sales to grocery and drug store chains though the U.S. agent of Asia Legend Trading Company, which accounted for 100% of total sales for 1998 and 1997. Accounts receivable from this customer accounted for approximately $ 4,100.00 (95%) of total trade accounts receivable at June 30, 1999.

9.       DISCONTINUED OPERATIONS

         On June 30, 1996, the Company adopted a formal plan to discontinue the operations of IFD that was completed during 1998. Accordingly, IFD is accounted for as a discontinued operation in the accompanying 1997 consolidated financial statements and had no revenues in 1998 or 1997. During 1997, the Company incurred additional expenses related to the discontinued operations of IFD and related litigation. The assets and liabilities of IFD included in the accompanying consolidated balance sheet as of June 30, 1999 consisted of approximately the following:

         Current liabilities of discontinued operations -
         Accounts payable and accrued expenses                 $     60,635
         Long-term debt                                              75,000
                                                            ---------------
                                                               $    135,635
                                                            ===============

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

SYBR.COM

         The Internet has presented an outstanding opportunity for low cost mass marketing and distribution of a wide variety of consumer products. As a result the company formed Sybr.com Inc. in the 1st quarter of 1999 for the purpose of developing and financing the expansion of the company's Internet operations. By operating out of a warehouse configuration that requires less capital as well as lower labor and rent factors than conventional retail stores, e-tailers can experience substantial operating savings. These savings can be passed along to the consumer in the form of lower prices. In addition to significant savings, the convenience of shopping online at home instead of in line at a store makes the Internet the preferred buying location for thousands of products.

BEAUTYBUYS.COM

         In March 1999, the Company established BeautyBuys.com Inc. which has developed a web-site which offers direct to the consumer via the Internet, a popular selection of nationally branded health and beauty care products, including professional salon hair and skin care items, designer fragrances and cosmetics. The launch, which included approximately 2,000 individual items, has encourage the Company to follow through with its marketing objective of increasing the variety to more than 5,000 items before the end of 1999 with the addition of a gift center, vitamins, nutritional supplements, and a convenience drug store. Market size for all of the combined categories offered on this site is in excess of fifty billion dollars, with online sales estimated at $1.2 billion by 2002. Contract advertising with major Internet sites such as Lycos.com, women.com, Microsoft, NBC, Warner Brothers and Yahoo, as well as many others, is part of the overall effort to establish a presence on the Internet that will result in lasting consumer impressions. Additional advertising through major off-line channels will also be part of the overall image building plan for BeautyBuys.com.

NETCIGAR.COM

         In May 1999, the Company expanded its premium cigar business by establishing NetCigar.com Inc. which has developed a web site for the sale of premium cigars and related products. Through the netcigar web site, the company will offer information on a variety of cigars and cigar related products for sale on the site. Additional content such as cigar news and events, editorials, cigar reviews, cigar chat rooms, free e-mail, a member's area and products of both the Company's pro-prietary labels and other popular brands will add to the drawing power of the site. The Market size for all of the combined categories offer on netcigar.com is in excess of ten billion dollars. The Company plans to optimize the traffic for potential customers by sponsoring an affiliates program, advertising on the Internet and traditional media channels, and initiating a public relations program.

GROCERY, HEALTH AND BEAUTY AID OPERATION

         The company markets, grocery, health and beauty aid products to major resellers and wholesalers in the northeastern part of the U.S.. At the present time 90% of the company's sales are conducted through there outlets.

            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

                          Six Month Ended June 30, 1999

         Revenues for the six months ended June 30, 1999 increased to $6,660,045, a 34 % increase over revenues from the prior period. The Company's earnings for the six months ended June 30, 1999 were $542,191, an increase of 54% for the period. Earnings per share for the 1999 period were $0.07 per share vs $0.09 per share in the 1998 period. The Company's gross profit increased 48% to $1,141,192. The increase in Gross Profit and Net Income is attributable to increase in revenue and increased selling margins.

                         Three Month Ended June 30, 1999

         Revenues for the three months ended June 30, 1999 increased to $3,399,726 a 13% increase over revenues from the prior period. The Company's earning for the three months ended June 30, 1999 were $224,008 an increase of 24% for the period. Earnings per share for the 1999 period were $0.03 per share vs $0.04 per share in the 1998 period. The Company's gross profit increased 44% to 622,179. The increase in Gross Profit and Net Income is attributable to increase in revenue and increased selling margins.

         The company continues to invest a significant amount of capital and has raised funds to insure the growth of its Internet subsidiaries, BeautyBuys.com, which was launched on February 26, 1999, and NetCigar.com, which was launched May 26, 1999. The company plans to explore several opportunities to maximize the market value of its web sites through co-branding ventures and financial partnerships that would enhance the overall value of the company.

The following tables set forth selected operation data of the Company:

                         Six Months Ended June 30, 1999

                                                     1999              1998
Revenues                                          $ 6,660,045   $ 4,954,136
Income (Loss) from Continuing Operations            $ 542,191     $ 350,996
Earnings (Loss) Per Common Share
From Continuing Operations                               $.07          $.09
Weighted Average Number of Shares Outstanding        8,266,859     4,030,889

                        Three Months Ended June 30, 1999

                                                        1999           1998
Revenues                                         $ 3,399,726    $ 3,005,003
Income (Loss) from Continuing Operations           $ 224,008      $ 179,633
Earnings (Loss) Per Common Share
From Continuing Operations                              $.03           $.04
Weighted Average Number of Shares Outstanding       8,956,296      4,321,135

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased to 4.0 million at June 30, 1999, a 94% increase from December 31, 1998. Reaching this level of working capital is a significant milestone for the Company. The Company raised additional capital and turned its operations to profitability. As a result the Company has secured vendor credits and secured financing to grow its operation. The Company believes that it has sufficient working capital to fund its non-Internet operations but requires additional financing to expand its Internet e-commerce operations.

         The Company has streamlined its financing requirements by repaying its revolving secured debt and established secured term financing. The Company currently borrows $2.1 million at a 10% fixed rate. The current maturities of the term loans extend from November 2000 to January 2001.

         The Company's Internet budget is significant and currently estimated at $ 3 million for 1999, of which $1.5 million has been expended in the first six months of 1999. The Company plans to incur a significant amount of expense in developing marketing and advertising its web sites on both the Internet and traditional media outlets. As a result the Company plans on raising additional capital to support its anticipated expenditures. Failure to raise additional capital to support the Internet business may adversely effect the Company's overall business.

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

         Seasonality is a factor in the Internet business especially as it relates to holiday promotions, therefore it is anticipated that sales would be higher during the Christmas holiday, Mother's Day and other peak holidays.

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

6.       COMPETITION.

         The Company is subject to intense competition in its Internet business , promotional grocery, squid, and premium handmade cigars businesses. While these industries may be highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service and product quality and origin.

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

9.       POSSIBLE LOSS OF NASDAQ SMALL-CAP LISTINGS.

         Synergy Brands currently qualifies for trading on the Nasdaq Small Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 20, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy Brands has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap system because Synergy Brands has complied with the alternative criteria which are now eliminated under the new rules. If the bid price falls below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer  practices  in  connection  with  transactions  in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock in this offering to dispose of their shares of the Common Stock.

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

At the Company's annual meeting on July 6, 1999 the following matters were submitted:

(a) Election of the Company's board of directors, where in the following persons were elected, such persons being all of the same persons than acting as directors.

         The following persons:             For           Against   Abstain
         1.  Henry Platek                   3,526,612      11,912    17,528
         2.  Mair Faibish                   3,526,604      12,000    17,528
         3.  Mitchell Gerstein              3,526,612      11,992    17,528
         4.  Dominic Marsicovetere          3,526,612      11,992    17,528
         5.  Michael Ferrone                3,526,532      12,072    17,528

(b)      To re-elect the Company's current auditors.

         Where Belew Averitt LLP the current auditors was re-elected for December 31, 1999.

                                    For               Against           Abstain
                                    3,507,078         12,894            11,730

Item 6- Exhibits and Reports on Form 8-K

(a)      Exhibits no.
1. Promissory Note between The Venezuelan Recovery Fund NV as lender and New Era Foods Inc. as borrower dated June 1, 1999

2. Extension Agreement between The Venezuelan Recovery Fund NV, New Era Foods Inc., and Synergy Brands Inc. dated June 1, 1999.

3. 9% Subordinated Convertible Debenture between New Era Foods Inc., The Venezuelan Recovery Fund NV, and Synergy Brands Inc. dated June 1, 1999.

         The Exhibits were included within the Form 8-k referenced herein and are incorporated herein by references thereto.

(b) There was one report filed on Form 8-K for the second quarter ended June 30, 1999.

1.       June 1, 1999 Restructure  Debt with Venezuelan Recovery Fund NV.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SYNERGY BRANDS INC.

                                                /s/ Mair Faibish
                                               ------------------
                                                    Mair Faibish
Dated 8/04/99

/s/ Mair Faibish
-----------------------
By: Mair Faibish
Chief Financial Officer


                                            /s/ Mitchell Gerstein
                                           -----------------------
                                                Mitchell Gerstein
Dated 8/04/99

/s/ Mitchell Gerstein
-----------------------
By: Mitchell Gerstein
Treasurer