Form 10QSB
period 1999-09-30
SYNERGY BRANDS INC
filed 1999-11-15
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 1999

                         Commission File Number: 0-19409

                               SYNERGY BRANDS INC.
             (Exact name of registrant as it appears in its charter)

                 Delaware                       22-2993066
          (State of incorporation)            (I.R.S. Employer
                                             identification no.)

                         40 Underhill Blvd., Syosset New
                        York 11791 (Address of principal
                          executive offices) (zip code)

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

                                     [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1 there were 10,641,244 shares outstanding of the registrant's common stock.

                               SYNERGY BRANDS INC.
                                   FORM 10-QSB

                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                          Page

         Consolidated Balance sheets as of September 30, 1999
         (Unaudited) and December 31, 1998                               2-3

         Consolidated Statements of Operations for the nine
         months ended September 30 1999 and 1998 (Unaudited)               4

         Consolidated Statements of Operations for the three
         months ended September 30, 1999 and 1998 (Unaudited)              5

         Consolidated Statements of Cash Flows for the nine  months
         ended September 30, 1999 and 1998 (Unaudited)                   6-7

         Notes to Consolidated  Financial Statements                    8-12

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     13-16

         Forward Looking Information and Cautionary                    17-20
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                        21

                               SYNERGY BRANDS INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                      September 30, 1999       December 31, 1998

                                                        ----------------         ---------------
                            ASSETS                      (Unaudited)

Current Assets:

Cash                                                       $ 444,130                   $ 325,699
Accounts Receivable (note 4 )                              3,573,715                   3,020,010
 Inventory (notes 3 & 4)                                   2,282,327                   1,374,808
Other Current Assets                                       1,084,864                      53,650
                                                    ----------------            ----------------
Total Current Assets                                       7,385,036                   4,774,167

Collateral and Security Deposit (note 7)                   1,802,995                   1,802,995
Property and Equipment  - Net (note 2)                       135,702                     120,059
Other Assets                                                 756,024                      56,891
                                                    ----------------            ----------------

Total Assets                                            $ 10,079,757                 $ 6,754,112
                                                     ===============             ===============

           See Accompanying Notes to Consolidated Financial Statements
                                      -2-

                               SYNERGY BRANDS INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                September  30, 1999      December 31, 1998

                                                                ----------------         ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY                            (Unaudited)

Current Liabilities:

Current Portion of Long term debt (Note 4)                            $ 390,000                 $ 1,475,000
Accounts Payable & Accrued Expenses                                   1,625,120                   1,240,079
Income taxes payable                                                      9,182                      12,794
                                                               ----------------            ----------------
Total Current Liabilities                                              2,024,302                   2,727,873


Vendor Debt due after one year                                                -                     128,384

Long Term Debt (note 4)                                               1,775,000                     400,000

Commitments and Contingencies (note 7)                                        -                           -

Preferred Stock of Subsidiary (note 4)                                  135,625                     135,625

Stockholders' Equity: (Note 6)
Class A $2.20 Cumulative Preferred stock - $.001 par
value; 100,000 shares authorized                                            100                         100
Common stock - $.001 par value; 29,900,000 Shares
authorized 10,558,744 and 6,327,086 shares were
outstanding at 9/30/99 and 12/31/98 respectively                         10,559                       6,327
Additional Paid-in Capital                                           18,467,991                  15,724,196
Accumulated Deficit                                                 (12,166,320)                (12,200,893)
                                                               ----------------            ----------------
                                                                      6,312,330                   3,529,730
Less treasury stock at cost, 1,400 shares                              (167,500)                   (167,500)
                                                               ----------------            ----------------
Total stockholders' equity                                            6,144,830                   3,362,230

Total Liabilities & Stockholder's Equity                            $10,079,757                 $ 6,754,112
                                                               ================            ================

           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                  1999                1998
                                                      ----------------    ----------------
Net Sales (note 8)                                         $10,619,556         $ 7,872,274

Cost of Sales                                                9,086,112           6,707,286
                                                      ----------------        ------------
Gross Profit                                                 1,533,444           1,164,988

Selling General and Administrative Expense                   1,399,515             684,562
Depreciation and Amortization                                   17,607                 603
                                                      ----------------      --------------
Operating Income (Loss):                                       116,322             479,823
                                                      ----------------    ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                 1,865            (16,924)
   Interest Income                                              67,612              66,673
   Interest Expense                                          (151,226)            (12,667)
                                                      ----------------    ----------------
              Total Other Income (Expense)                    (81,749)              37,082

                                                       ===============     ===============
Income (Loss) Before Income Taxes                             $ 34,573           $ 516,905
Income Taxes                                                         -                   -
                                                       ---------------    ----------------
Income (Loss)                                                 $ 34,573           $ 516,905

Income (Loss) Applicable to Common Stock (Note 1)             $ 34,573           $ 516,905
                                                       ===============     ===============

Earnings (Loss) Per Common Share                                     -                $.12
                                                       ===============     ===============
Weighted Average Number of Shares Outstanding                8,746,437           4,271,480


           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                       1999                        1998
                                                   ----------------    ----------------

Net Sales   (note 8)                                  $  3,959,511          $ 2,918,138

Cost of Sales                                            3,567,259            2,524,059
                                                   ----------------    ----------------
Gross Profit                                               392,252              394,079

Selling General and Administrative Expense                 863,895              213,050
Depreciation and Amortization                                5,869                  201
                                                   ----------------    ----------------
Operating Income (Loss):                                  (477,512)             180,828
                                                   ----------------    ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                 5             (18,225)
   Interest Income                                          22,537               15,973
   Interest Expense                                        (52,648)            (12,667)
                                                   ----------------    ----------------
              Total Other Income (Expense)                 (30,106)            (14,919)
                                                   ================    ================

Income (Loss) Before Income Taxes                       $ (507,618)           $ 165,909
Income Taxes                                                   -                      -
                                                   ----------------    ----------------
Income (Loss)                                           $ (507,618)            $165,909

Income (Loss) Applicable to Common Stock (Note 1)       $ (507,618)           $ 165,909
                                                   ================    ================
Earnings (Loss) Per Common Share                        $     (.05)                $.04
                                                   ================    ================
Weighted Average Number of Shares Outstanding             9,692,062           4,721,093


           See Accompanying Notes to Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                     1999                   1998
                                                         ----------------       ----------------

Cash Flows From Operating Activities:

Income (Loss) From Continuing Operations                         $ 34,573              $ 516,905
Adjustments to Reconcile Net Income (Loss)
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:

     Depreciation and Amortization                                 17,607                    603
     Non-Cash Expenses                                            745,965                804,857
     Dividends on Preferred Stock of Subsidiary                                           18,375
     Changes in Operating Assets and Liabilities:
     Accounts Receivable                                        (553,705)            (1,440,209)
     Promotional Rebates                                                -              ( 57,998)
     Inventory                                                  (907,519)            (1,121,000)
     Other Current Assets                                     (1,031,214)                51,090
     Other Assets                                               (699,133)                     -
     Accounts Payable & Accrued Expenses                        (828,343)              (639,336)
     Income Taxes Payable                                         (3,612)               (10,041)
                                                         ----------------       ----------------
       Net Cash Flows Provided by (Used in)
       Operating Activities                                   (3,225,381)            (1,876,754)


Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                              (33,250)               (57,321)
Payment of Collateral Security Deposit                                 -                994,398
                                                         ----------------       ----------------
        Net Cash Flows provided by (Used in)
        Investing Activities                                     (33,250)                937,077
Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                                873,324
Proceeds from Issuance of Common Stock                          2,002,062                      -
Long Term Debt                                                  1,375,000                      -
                                                         ----------------       ----------------
Net Cash Flows Provided by Financing Activities                 3,377,062                873,324
                                                         ----------------       ----------------

Net Increase (Decrease) in Cash                                   118,431                (66,353)
Cash - Beginning of Period                                        325,699                189,626
                                                         ----------------       ----------------
Cash - End of  Period                                           $ 444,130              $ 123,273
                                                         ================       ================

           See Accompanying Notes To Consolidated Financial Statements

                               SYNERGY BRANDS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999               1998
                                                        ----------   ----------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:

  Interest
    Continuing Operations                               $    -         $     -
    Discontinued Operation                                   -               -
                                                       ===========   ==========
Income Taxes

     Continuing Operations                              $    -         $     -
     Discontinued Operations                                 -               -
                                                       ===========   ==========
Supplemental Disclosure of  Non-Cash Operating,
Investing and Financing Activities:

Expenses paid via the distribution of  registered
shares of the Company's Common Stock
through it's Compensation and Services Plan                   -              -

Prepaid Expenses paid via the distribution of
registered shares of the Company's Common
Stock through it's Compensation and Services Plan             _              _

                                                       -----------   ----------
Total Non-Cash Operating, Investing and
         Financing Activities                                 -               -
                                                       ===========   ==========

           See Accompanying Notes to Consolidated Financial Statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Synergy Brands, Inc. ("Synergy") through its subsidiaries (collectively the "Company") markets national brand name consumer products to numerous U.S. retailers and wholesalers as well as developing and selling proprietary brand consumer products to and through on line channels, including Health & Beauty Aids (HBA), Fragrances, Salon hair products, Groceries and Hand made premium Cigars.

         Synergy operates through three wholly owned subsidies, New Era Foods, Sybr.com and Island Wholesale Grocers.

         New Era Foods operates the Salon hair care business though PHS, Inc. and it's Premium Cigar business through PCW, Inc. (which is 66% owned). (See notes 5 & 7)

         Sybr.com operates through recently formed two subsidiaries, BeautyBuys.com and netcigar.com. BeautyBuys sells on a business to consumers and business to business model fragrances, hair care, beauty, health, wellness, personal care and gift products. netcigar sells through the Internet on a business to consumer model hand made premium cigars, cigar accessories, gifts, fragrances and leather goods.

         Island Wholesale Grocers integrates its purchasing of Grocery and HBA products through New Era Foods.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Synergy, its wholly-owned subsidiaries and its majority-owned subsidiary (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION

         The Company recognizes revenue at the time merchandise is shipped to the customer. The Company returns merchandise that is damaged or has the wrong specifications to the supplier. The cost is recovered from the trucking company, warehouse or the supplier, depending upon the nature of the return.

         MARKETABLE SECURITIES

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. No securities were outstanding at September 30, 1999.

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

2.       PROPERTY AND EQUIPMENT

         Property and equipment as of September 30, 1999 consisted of the following:

         Office equipment                                  $  65,286
         Machinery and equipment                              50,698
         Leasehold improvements                               63,992
                                                          ----------
                                                             179,976

         Less accumulated depreciation and amortization     (44,274)

                                                           ---------
                                                           $ 135,702
                                                          ==========
3.       INVENTORY

         Inventory as of September 30, 1999 consisted of the following:
         Finished goods                                 $  1,737,929
         Tobacco raw materials                               544,398
                                                          ----------
                                                         $ 2,282,327
                                                          ==========

4.        LONG-TERM DEBT

         Long-term debt at September 30, 1999 consisted of the following:

         Note payable to financial company due January
         2001, bearing interest at 9%; collateralized
         by inventory of NEF                                   1,500,000

         Secured debentures;  bearing interest at 12%
         payable monthly;  $200,000 principal  due
         October  1999  and  remainder  maturing  October
         2000; collateralized by inventory and accounts
         receivable of PHS                                       600,000


         Note payable to bank due July 5, 1996; non-interest
         bearing.                                                 65,000
                                                              ----------
                                                               2,165,000

         Less current portion                                   390,000
                                                           ------------
                                                           $  1,775,000
                                                          =============

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

         In 1994, the Company adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under this Plan, 6,100,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, the Company has issued 5,944,312 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. The Company has 155,688 available in reserve under the plan at September 30, 1999. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, the Company granted options to selected employees and professional service providers.

7.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office space in Wilmerding Pennsylvania, and Syosset, New York, under operating leases expiring in April 2001 and July 2002, respectively. The Company is also leasing a vehicle under an operating lease expiring in 2003. Future minimum lease payments under non-calculable operating leases as of September 30, 1999 were as follows:

         Year ending
         December 31,

         ------------

         1999                       $ 13,755
         2000                         49,729
         2001                         31,193
         2002                         15,973
         2003                          3,196
                                    --------
                                    $113,846
                                    ========

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                    OVERVIEW

         Synergy Brands, Inc. ("Synergy") through its subsidiaries (collectively the "Company") markets national brand name consumer products to numerous US retailers and wholesalers through off line distribution channels including Salon, Vitamins, HB&A and Groceries as well as developing and selling proprietary brand consumer products to and through online channels, including Health & Beauty Aids, Fragrances, Salon hair products, Vitamins, Groceries and Hand made premium Cigars.

SYBR.COM

         The Internet has presented an outstanding opportunity for low mass marketing and distribution of a wide variety of consumer products. As a result the company formed Sybr.com Inc. in the 1st quarter of 1999 for the purpose of developing and financing the expansion of the company's Internet operations. Sybr.com further formed BeautyBuys.com, netcigar.com and BeautyBuys.com wholesale for the purpose of segmenting its merchandising. By operating out of a warehouse configuration that requires less capital as well as lower labor and rent factors than conventional retail stores, e-tailers can experience substantial operating savings. These savings can be passed along to the consumer in the form of lower prices. In addition to significant savings, the convenience of shopping online at home instead of in line at a store makes the Internet the preferred buying location for thousands of products.

BEAUTYBUYS.COM

         In March 1999, the Company established BeautyBuys.com a web-site which offers direct to the consumer via the Internet, a popular selection of nationally branded health and beauty care products, including professional salon hair and skin care items, designer fragrances, cosmetics, vitamins, nutritional supplements and gift related products. The launch, which included approximately 2,000 individual items, has encouraged the Company to follow through with its marketing objective of increasing the variety to more than 5,000 items before the end of 1999. Market size for all of the combined categories offered on this site is in excess of fifty billion dollars, with online sales estimated at $1.2 billion by 2002 according to Jupiter Communication. Advertising through on-line and off line channels will be a part of the overall image building model for BeautyBuys.com.

NETCIGAR.COM

         In May 1999, the Company expanded its premium cigar business by establishing netcigar.com as a web site for the sale of premium cigars and related products. Through the netcigar web site, the company will offer information on a variety of cigars and cigar related products for sale on the site. Additional content such as cigar news and events, editorials, cigar reviews, cigar chat rooms, free e-mail, a member's area and products of both the Company's proprietary labels and other popular brands are expected to be added to build a unique community for netcigar. The Market size for all of the combined categories offer on netcigar.com is in excess of ten billion dollars according to Jupiter Communication. The Company plans to optimize the traffic for potential customers by sponsoring an affiliates program, advertising on the Internet and traditional media channels, and initiating a public relations program.

NEW ERA FOODS

         The Company markets, grocery, health and beauty aid products and salon hair care goods to major resellers and wholesalers through land channels in the northeastern part of the U.S. through (NEF).

         RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                       Nine Month Ended September 30, 1999

         Revenues for the nine months increased by 35% to $10,619,556. Gross profit increased by 32% to $1,533,444 and generated a gross margin of 14.44%. Net profit decreased by 93% to $34,573 or $0.00 per share for the period.

         The increase in revenues is attributable to increase in sales of the two recently formed business segments which include Internet e-commerce sales and Salon Hair care sales. Gross profit increased as a result of additional operating margins realized from the Company's newly formed e-commerce subsidiary and hair business.

         Net profit before Internet sales increased by 13% to $586,711 or .07 per share for the period. Internet marketing, advertising and technology costs were funded by the Company's cash flow from non-Internet businesses and general working capital, which reduced the Company's profit by $ 552,198.

The table below compares the Company's Non-Internet business for the most recent nine month period against the Company's Non-Internet business for the similar period in 1998.


Consolidated           Nine months Sept 30, 1999    Nine months Sept 30, 1998         Nine month
(excluding Internet)                                                             comparison 1998
                                                                                         vs 1999
-------------------   ---------------------------  --------------------------   ----------------
Gross Sales             9,374,692        100.00%      7,872,274       100.00%             19.08%
Cost of Goods           8,037,440         85.74%      6,707,286        85.20%             19.83%
Gross Profit            1,337,252         14.26%      1,164,988        14.80%             14.79%
SG&A                      750,481          8.01%        648,083         8.23%             15.80%
Net Profit (loss)         586,771          6.26%        516,905         6.57%             13.52%
------------------
Weighted Shares         8,746,437                    4,271,480
Per Share                    0.07                         0.12

The table below outlines the operating performance of each of the Company's three business segments for the most recent Nine months:

                           NINE MONTHS SEPT. 30, 1999

                     Internet        HB&A Grocery    Salon Hair Care      Total
                     ---------       ------------    ---------------   --------

Gross Sales         1,244,864           7,186,473       2,188,219    10,619,556
Cost of Goods       1,048,672           5,975,446       2,061,994     9,086,112
Gross Profit          196,192           1,211,027         126,225     1,533,444
SG&A                  748,390             694,825          55,656     1,498,871
Net Profit           (552,198)            516,202          70,569        34,573
----------
Weighted Shares                                                      8,746,437
Per Share                (.06)                .06                         0.00

         The Internet business for the nine months represented 12% of the Company's revenues. The company plans on converting as many of its off line sales to Internet sales on a business to consumer (BtoC) and business to business model (BtoB) through its online e-commerce sale channels.

                      Three Month Ended September 30, 1999

         Revenues for the three months ended September 30, 1999 increased to 3,959,511 a 36% increase from the prior period. Gross Profit decreased to 392,252 and generated a gross margin of 9.9%. Net loss for the period was 507,618 or (.05) per share.

         Net profit before Internet sales decreased by 59% to 67,770 or .01 per share. Internet marketing, advertising and technology cost was funded by the Company's cash flow from Non-Internet business and general working capital, which reduced the Company's profit by $ 575,388.

         The increase in revenues is attributable to the focus of the Company's sales being generated and redirected to e-commerce activities in addition to traditional wholesaling. The Company's business segments that have a direct affect on sales as it relates to Internet activities increased materially from the second quarter and did not exist in the comparable period in 1998. Please be advised that the Company transacted no Internet business and no Salon Hair Care business in the comparable period in 1998.

The table below compares the Company's Non-Internet business for the most recent three months against the Company's Non-Internet business for the same period in 1998.

Consolidated               Three months Sept 30, 1999        Three months Sept 30,1998   Three month
(excluding Internet)                                                                     comparison 1998
                                                                                         vs 1999
--------------------       --------------------------       --------------------------   ---------------
Gross Sales                3,052,780        100.00%          2,918,138       100.00%        4.61%
Cost of Goods              2,752,349         90.16%          2,524,059       86.50%         9.04%
Gross Profit                 300,431          9.84%            394,079       13.50%       -23.76%
SG&A                         232,661          7.62%            228,170        7.82%         1.97%
Net Profit (loss)             67,770          2.22%            165,909        5.69%       -59.15%
-------------------
Weighted Shares            9,692,062                         4,721,093
Per Share                       0.01                              0.04

The table below represents the segments of business for the three months ended September 30,1999:

                  Internet      HB&A` Grocery   Salon Hair Care    Total
                  ---------     -------------   ---------------    ----------
Gross Sales        906,731       2,232,139       820,641            3,959,511
Cost of Goods      814,910       1,972,740       779,609            3,567,259
Gross Profit        91,821         259,399        41,032              392,252
SG&A               667,209         213,738        18,923              899,870
Net Profit        (575,388)         45,661        22,109             (507,618)
------------
Weighted Shares                                                      9,692,002
Per Share            (.06)             .01                               (.05)

         The Internet business for the three months represented 23% of the Company's revenues. The Company plans on converting as many of its off line sales to Internet sales on a business to consumer (BtoC) business to business model (BtoB) through its online e-commerce sale channels.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased to 5.4 million at September 30, 1999, a 162% increase from December 31, 1998. The Company believes that it has sufficient working capital to fund its non-Internet operations but requires additional financing to expand its Internet e-commerce operations.

         The Company has streamlined its financing requirements by repaying its revolving secured debt and established secured term financing. The Company currently borrows $2.1 million at an average 10% rate. The current maturities of the term loans extend from November 2000 to January 2001.

         The Company's Internet budget is significant and currently estimated at $ 4 million for 1999, of which $2.1 million has been expended in the first nine months of 1999. The Company plans to incur a significant amount of expense in developing marketing and advertising its web sites on both the Internet and traditional media outlets. As a result the Company plans on raising additional capital to support its anticipated expenditures. Failure to raise additional capital to support the Internet business may adversely effect the Company's overall business.

         Management is not aware of negative trends in the Company's area of business or other economic factors which may cause a significant change in the Company's viability or financial stability, except as specified herein and in "Forward-Looking Information and Cautionary Statements." Management has no plans to alter the nature of its business.

SEASONALITY

         Seasonality affects the demand for certain products sold by the Company. Manufacturers tend to promote more heavily towards the close of the fiscal quarters and during the spring and early summer months. Accordingly, the Company is able to purchase more products, increase sales during these periods and reduce its product cost due to these promotions. The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter.

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

              FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

         Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

1.       INTERNET

              The internet environment is new to the business and is subject to inherent risks as in any new developing business including rapidly developing technology with which to attempt to keep pace and level of acceptance and level of consumer knowledge regarding its use.

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

              In addition numerous tobacco litigations have been commenced and may in the future be instituted, all of which may adversely affect the cigar consumption and sale and may pressure applicable government entities to institute further and stricter legislation to restrict and possibly prohibit cigar sale and consumption, any and all of which may have an adverse affect on Company business (see "Government Regulation
         - Tobacco Industry Regulation and Tobacco Industry Litigation" supra).

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

16.      YEAR 2000 ISSUE.

              The Company's management recognizes the need to ensure that its operations and relationship with vendors, and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond. Many existing computer programs and databases use only two digits to identify a year in the date filed (i.e. 99 would represent 1999). If not corrected, many computer systems could fail or create erroneous results in the year 2000. The Company believes all of its internal information systems currently in use are year 2000 ready. The majority of the Company's critical business applications have been developed internally, in the past year with Year 2000 ready tools.

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

(a) No matters were submitted to vote of shareholders for the third quarter ended September 30, 1999.

Item 6- Exhibits and Reports on Form 8-K

(a)       Exhibits  -  none

(b)       There was no reports filed on Form 8-K for the relevant period.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYNERGY BRANDS INC.
                                           /s/ Mair Faibish
Date 11/8/99                            -------------------
                                           /s/ Mair Faibish
      /s/ Mair Faibish
 -----------------------------
 By:  /s/ Mair Faibish
      Chief Financial Officer

 Date: 11/8/99

                                           /s/  Mitchell Gerstein
                                          -----------------------
                                          /s/   Mitchell Gerstein
     /s/  Mitchell Gerstein
---------------------------
 By: /s/  Mitchell Gerstein
 Treasurer