Form 10KSB
period 1999-12-31
SYNERGY BRANDS INC
filed 2000-04-14
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999.
                         Commission file number 0-19409

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 31, 2000, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for March 26, 2000) approximately $38,000,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 31, 2000 was 14,455,616.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held June 2000 are incorporated by reference in Part III (for other documents incorporated by reference refer to Exhibit Index at page 35)

                                     PART I

     Other than historical and factual statements, the matters and items discussed in this report on Form 10-KSB are forward-looking information that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could contribute to such differences are discussed in the forward-looking statements and are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Cautionary Statements."

ITEM 1.  BUSINESS

A.       OVERVIEW

     Synergy Brands Inc. (NASDAQ: SYBR) and its consolidated subsidiaries, ("SYBR" or "the Company") have developed, operate and continue to seek opportunities to establish, Internet Businesses directed at sale of variety of products as well as Partnering and seeking to partner or invest with advanced technologies to enhance the Company's properties and participate in new ventures synergistic with the other operations of the Company (Internet Infrastructure), including establishment of strategic contacts and alliances with other companies.

     SYBR's Internet strategy includes the internal development and operation of subsidiaries as well as the taking of strategic positions in other Internet companies that have demonstrated synergies with SYBR's core businesses. The
Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. At March 31, 2000 SYBR's Internet subsidiaries included BeautyBuys.com (50% voting interest through the Company's wholly owned subsidiary SYBR.com Inc.) and, Netcigar.com (wholly owned by SYBR.com Inc.), SYBR.com Inc. as well as PHS Group (a subsidiary of BeautyBuys.com Inc.). BeautyBuys.com is a leading online Business to Consumer beauty department store consisting of 7,000 unique brands. In addition the Company has developed through BeautyBuys.com Inc. Dealbynet.com as an internet domain expected to be further developed independently as SYBR's supply chain integration model for its Business to Business platform being developed in the Health and Beauty as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Business to Business Internet operations. The facility allows for automated order processing, inventory management and customer service. PHS Group Inc. is a subsidiary of BeautyBuys.com Inc.

     In November of 1999 SYBR sold a 50% voting interest in BeautyBuys.com to Sinclair Broadcast Group (NASDAQ: SBGI), the largest U.S. independent Television broadcaster for approximately $70 million. Sinclair owns 61 television stations in 40 U.S. markets reaching approximately 25% of the U.S. population. As part of the purchase Sinclair also acquired a 16.5% equity stake in SYBR, thereby making Sinclair the largest shareholder of SYBR.

     The Company has adopted a strategy of seeking opportunities to realize gains through investments or having separate subsidiaries or affiliates buy or sell minority interests to outside investors. The Company believes that this strategy provides the ability to increase shareholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company expects to continue to develop and refine the products and services of its businesses focusing on the internet as the primary mode of distribution, with the goal of increasing revenue as new Products are commercially introduced, and to continue to pursue the acquisition of or the investment in, additional Internet companies. The Company will seek to continue to attract traditional media investments, partner with advanced value added technologies that will be synergistic to its internet platforms as well as partner with existing internet companies to achieve its goals of building a strategic portfolio of internet assets.

     The present focus of the Company is on product sales through internet channels. Subsidiaries of the Company historically active in non-internet sales for the Company, New Era Foods Inc., Synergy Brands Distribution Inc., and Island Wholesale Grocers Inc. have become inactive. In the tobacco product area the Company also maintains a majority (67%) stock interest in Premium Cigar Wrappers Inc., a company involved in the procurement and sale of raw tobacco for cigar production and the Company continues to distribute to wholesalers and retailers cigar and cigar products via land channels through its wholly owned subsidiary Gran Reserve Corp., Business which is being transformed to an Internet Platform through Netcigar.com.

     THE COMPANY'S CORPORATE OFFICE IS LOCATED AT 40 UNDERHILL BLVD., SYOSSET, NEW YORK 11791, AND ITS TELEPHONE NUMBER IS (516) 682-1980. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYNERGYBRANDS.COM.

B.       INTERNET SALES

         1.   BEAUTYBUYS.COM.

     In the first quarter of 1999 the Company established through its subsidiary BeautyBuys.Com Inc. an e-commerce website (www.BeautyBuys.com) to offer direct to the consumer via internet sales on a non-exclusive basis a popular selection of nationally branded beauty care products, including salon hair and skin care items, designer fragrances and cosmetics, and consumer health and beauty care products, most being previously sold by the Company as part of its traditional distribution business. BeautyBuys.com Inc. has further expanded its internet operations into B2B sales of most products offered through its retail internet sales as well as adapting much of the Company's historical wholesale product trade outside the health and beauty care industry to the B2B platform. Advertising on radio, television and on-line channels is an integral part overall traffic-building plan for BeautyBuys.com. To further this area of expanded awareness of the BeautyBuys.com presence in the marketplace the Company has established for BeautyBuys.com a strategic alliance with a material advertising source in Sinclair Broadcasting Inc., and plans to partner with others.

     In November of 1999, Sinclair Broadcast Group, Inc. (NASDAQ Symbol, SBGI) acquired a 50% voting interest in BeautyBuys.com, Inc., in exchange for $70 million in advertising on television, radio and within the Sinclair network of 61 television stations, in 40 markets and 6 radio stations. Sinclair will provide production, creative services, media planning and exclusive placement in their online communities through their assistance and advertising time by contract devoted to BeautyBuys.com. The partnership with Sinclair Broadcast Group, Inc. and the exchange of media for equity; the Company believes is a milestone that will accelerate the growth and development of BeautyBuys.com, Inc. In addition to the considerable media resources that are now available to BeautyBuys.com, Inc, there is a wealth of advertising and media management expertise that Sinclair is providing to the partnership. Sinclair owns and-or programs 61 television stations in the United States that reach almost 25% of the television viewing population in 40 markets that focus on the American middle market. Sinclair stations are affiliated with the 4 major networks (ABC, NBC, CBS, FOX) as well as Warner Bros. and UPN. The Sinclair partnership will afford the Company many unique opportunities, in television and radio advertising (including infomercial production and broadcasting), editorial and public relations coverage, and even product development. The financial strength and support of Sinclair is also proving to be a major benefit to BeautyBuys.com, Inc., and will be leveraged by BeautyBuys to attract other media partner.
Sinclair is the largest FOX & WB affiliates network in the US. (see 8-K filed December 7, 1999)

     BeautyBuys.com's website design work is proprietary. It was developed to accommodate the specific marketing and record keeping requirements of the Company. State-of-the-art technology is utilized in site design, tracking systems, hosting and affiliated programs. BeautyBuys.com strives through internal development efforts on creating and enhancing the specialized, proprietary software that is unique to its Business.

     BeautyBuys.com utilizes a proprietary computerized web based database management system that collects, integrates and allows analysis of data concerning sales, order processing, shipping, purchasers, receiving, inventories, and financial reporting. At any given time, management can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution.

     BeautyBuys.com has implemented a broad array of services and systems for site management, searching, customer interaction, transaction processing and fulfillment. BeautyBuys.com uses a set of software applications for: Accepting and validating customer orders; Organizing, placing, and managing orders with vendors and fulfillment partners; Receiving product and assigning it to customer orders; and Managing shipment of products to customers based on various ordering criteria.

     These services and systems use a combination of BeautyBuys' own proprietary technologies and commercially available licensed technologies. Products acquired for resale by BeautyBuys.com Inc. are shipped in bulk to the Company's warehouse facility. BeautyBuys maintains inventory on 90% of its products and has arrangements to purchase the balance of its needs on a "Just-in-time" basis. All orders are assembled in a single facility for shipment to the customer via UPS or confirmed priority mail.

     BeautyBuys' website can be shopped 24 hours a day, seven days a week from anywhere that a consumer has Internet access. BeautyBuys offers a large selection of products and in addition provides various levels of product content that includes wealth of health-related information, buying guides and other tools designed to help consumers make educated purchasing decisions. Additionally shopping list and e-mail reminders are designed to make it easier for customers to regularly purchase their preferred products.

     BeautyBuys believes that the breadth and depth of its product selection, together with the flexibility of its online store and its range of helpful and useful product information and other shopping services, enables BeautyBuys.com to provide a strong merchandising strategy. BeautyBuys continues to develop its web site through value added technologies, strategic partnerships and marketing programs. To date it has developed interest from in excess of 25,000 business affiliates and over 30,000 on-line customers. The web site currently receives in excess of 100,000 unique visitors per month with the average time visiting on site in excess of 13 minutes. BeautyBuys uses sophisticated micro-markteting techniques to increase its sales and enhance the customer shopping experience.

     BeautyBuys' Marketing efforts are aimed at flexibility of presentation to attract new and repeat customers and give ease of access to product availability and information. BeautyBuys' online store provides flexibility to change featured products or promotions without having to alter the physical layout of a store. BeautyBuys.com is also able to dynamically adjust its product mix in response to changing customer demand, new seasons or holidays and special promotions.

     BeautyBuys has the ability to offer products to individual customers based on their brand preferences. BeautyBuys also cross-sells its departments to promote impulse buying by customers.

     BeautyBuys has programs that allow it to provide samples of products designed as personal gifts. BeautyBuys also plan to use sampling to work with manufacturers to introduce new products.

     BeautyBuys'   editorial   strategy  is  to  present  helpful,   value-added
information to consumers in a readable, user-friendly format. BeautyBuys assembles content to provide both reference and product-related information.

     BeautyBuys competes with several online merchants including Perfumania.com, Gloss.com, Beauty.com, Planet Rx, Drugstore.com, ibeauty.com and others. In addition, BeautyBuys competes with the traditional retail market including department stores, chain stores and mass merchandisers. BeautyBuys' competitors can be divided into several groups: chain drugstores, such as Walgreen's, CVS and Eckerd; mass market retailers such as Wal-Mart, Kmart and Target; supermarkets, such as Safeway, Albertson's and Kroger; warehouse clubs; and mail order and major department stores, such as Nordstrom, Macy's and Bloomingdales. Each of these competitors offers one or more of the health, beauty, wellness and personal care product categories as offered BeautyBuys on and through its website.

     At this time there is no online vendor known to BeautyBuys that dominates the beauty and health care market. BeautyBuys believes that with its quality selection, competitive pricing, advertising, customer profiling and technology, it can become dominant in this industry.

     Management believes that the following are principal competitive factors in the market place wherein it operates, all of which are acknowledged to exist and are focused upon in BeautyBuys' operations: Brand recognition, Selection, Convenience, Price, Website performance and accessibility, Customer service, Quality of information services, Reliability and speed of order shipment.

     Administrative offices of BeautyBuys.com, Inc. are located at 40 Underhill Blvd., Syosset, New York. Sinclair Broadcast Group Inc. is located at 10706 Beaver Dam Road, Cockeysville, MD. 21030. The BeautyBuys web site is hosted by Exodus Communication at Walthom, Ma. B2C retail sales of products offered direct to the consumer by BeautyBuys.com is accomplished under its main corporate identity, and the B2B sales of product is accomplished through a further subsidiary of BeautyBuys.com called PHS Group Inc. PHS sells health and beauty care and salon products and B2B products sales will be marketed through use of the domain name Dealbynet.com.

          2.  NETCIGAR.COM

     In July 1999, the Company launched through its subsidiary NetCigar.com Inc. a web site (www.netcigar.com) for sale of premium cigar products. Through NetCigar.com Inc. the Company offers information and sales on a variety of cigars and cigar related products and content, including cigar news and events, editorials, and an array of cigars and cigar products of both proprietary labels and other popular brands. The Company has our affiliation with a Dominican Republic tobacco grower and cigar manufacurer from where the Company receives proprietary label cigars for sale on the web site of NetCigar.com Inc. (see "Distribution of Premium Cigars" infra). The Company also markets humidors, and sells golf oriented gifts and apparatus. The Company has a long term warehousing arrangement in Miami, Florida for storage of mainly its proprietary cigars. There are no retail stores to upkeep. NetCigar.com Inc. is not locked into any traditional pricing mode for sale of its products so marketing quality products at significant discounts is possible and is a large part of its business. NetCigar is seeking a formidable advertising media partner similar to the model its sister corporation (both with SYBR as the parent) BeautyBuys.com Inc. (see Supra) accomplished with Sinclair Broadcasting. NetCigar's web site adds convenience to customer and potential customer shopping by being open and available 24 hours a day, seven days a week for access from anywhere that a consumer has internet access. A significant portion of NetCigar's web site design is proprietary and NetCigar has had the site designed and has developed the site to accommodate specific marketing and record keeping requirements to enhance customer service.

     Netcigar.com, Inc., utilizes a proprietary computerized database management system that collects, integrates and allows analysis of data concerning sales, order processing, procurement, shipping, receiving, inventory and financial reporting. At any given time, Company executives can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution. A network system of the Company's office and warehousing facilities allows for online assessment and transactional reporting capabilities. All consumer orders are shipped from the Company's warehouse within 3 days of order placement. Netcigar.com maintains an inventory on approximately 50% of its product mix; the other 50% is purchased on a just-in-time basis. The distribution facility is modular and sufficient space is available to handle the Company's anticipated growth in this area of product sales. After an order is shipped, customers can view order-tracking information on NetCigar's web site.

     As customers use NetCigar's web site, they provide NetCigar with information about their buying preferences and habits. NetCigar then can use this information to develop personalized communications and deliver useful information, special offers and new product announcements to its customers. In addition, NetCigar uses e-mail to alert customers to important developments and merchandising initiatives.

     NetCigar competes with many and varied sources for cigar products in a market both large and highly fragmented. No single traditional retailer competes against the Company in all of its product lines and there are an array of recently developed e-commerce cigar sites. The largest competitor, JR Cigars has only recently developed an e-commerce web site for its product sales as an adjunct to this traditional brick and mortar retail stores and catalogue sales. It is estimated that JR Cigars has approximately at 14% present market share. No other competitor is known to have more than 5% market share.

     Traditional pre-internet cigar sales has evolved through the following 4 categories of retailing, which together remain the main source of cigar marketing:

     1. Mom and Pop brick and mortar tobacco shops that typically average 2500 square feet and generate average annual volume of approximately $250,000 per store.

     2. Chain and franchise brick and mortar tobacco shops that average 12,000 to 15,000 square feet and generate approximately $5,000,000 in annual volume per store.

     3. Catalog and mail order vendors that do monthly mailings to as many as 500,000 customers (in some instances as few as 25,000 customers), which is the portion of the market that will be the easiest to convert to E-Commerce purchases, and

     4. Drug stores and mass market retailers representing less than 10% of the market

     The Company believes that the following are principal competitive factors present in its operations and product presentation: Brand recognition, Selection, Convenience, Price, Web site performance and accessibility, Customer service, Quality of information serves and Reliability and speed of order shipment.

     Many of the Company's store-based and online competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Netcigar.com. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate needs, which the Company and other online sites cannot do.

          3.  FUTURE INTERNET SITES.

     The Company plans to develop and/or partner with new e-commerce sites that complement its strategy of branding through media partnerships.

C.   NON-INTERNET SALES.

     The Company services on a direct store basis through its subsidiary BeautyBuys.com Inc and affilated parties several drug store and supermarket chains in the Northeast United States and numerous other retail outlets for the sale of hair and skin care products available to the Company through contacts made in the industry. Similar products are also made available to be sold direct to the consumer via internet sales (see "B. Internet Sales" supra). In this product area Company affiliated sources stock the designated store shelves on the design of the planogram developed by Company affiliates which service is offered at no additional charge which aspect of sales helps maintain the client as long as awareness is maintained of and remedies for deficiencies are made in product shelf storage as it occurs. This aspect of the Company's business presently accounts for only a minority of its operations and products sales and is operated also through the Company's subsidiary BeautyBuys.com Inc. through its subsidiary PHS Group Inc.

D.        COMPETITION

     The Company is small in both physical and financial attributes in comparison to many of its competitors in the grocery industry health and beauty aids, cigar, and other business areas in which it participates. Such differences however do not act as a material hindrance to operations in e-commerce because where the traditional over the counter retailer model of business was location oriented, internet sales are not burdened with such fixed overhead. Access to product remains important but the Company is confident of the continued availability of product from it fulfillment sources with whom the Company has successfully acquainted itself or developed in house. For further discussion of particular competitive concerns in the e-commerce area of the Company's business refer to the particular discussion of the internet sales areas of business operations of the Company through its subsidiaries as heretofore-described (see B Internet Sales-BeautyBuys.com and NetCigar.com supra). The Company's knowledge and experience in and devotion to its business, receptiveness to general customers and service, should also continue to benefit its operations and continue to allow it to compete with its more financially endowed competitors.

     In the Salon and Skin care product market and that for fragrances and cosmetics the primary thrust of the business, as the Company perceives it, is to secure market share which once established can be maintained with good service and maintenance of competitive pricing. Once the particular stores are acquired as clients and the service and price levels are maintained, it is difficult to lose the account. However, special circumstances beyond the Company's control such as acquisitions, other financial events, among others may cause the Company to lose customers.

     In internet sales the Company competes to obtain its product from manufacturers also supplying competing distributors. The leveling factor appears to be service and exposure on the internet. The Company is striving for expanded internet exposure and prides itself in offering good prices and service. The expanding presence of the Company on the Internet should act as a further balancing factor because of the enhancement of selling efforts such allows without the need for any corresponding expansion of the Company's physical business facilities and personnel.

E.       INFORMATION SYSTEMS

     The various web sites established for sale of the Company's products are of multi-tier construction to allow for ease of administration and record keeping. Behind the screen visible to the consumer when visiting the Company's various product category websites are internet based marketing and accounting information programs to allow the Company to review interest shown in its websites and account for sales made therefrom. The Company also maintains its own websites regarding information on the Company as a public entity and its various business interests. Internet sites presently available regarding Company business and product sales are:

                                 BeautyBuys.com
                                  NetCigar.com
                                SynergyBrands.Com
                                 DealbyNet.com

     The Company utilizes a proprietary computerized data base management system which collects, integrates and allows for analysis of data concerning sales, order processing, shipping, purchasers, receiving, inventories, and financial reporting. At any given time the Company is able to determine the quantity of product stored by item, Company costs, age and other characteristics necessary for expeditious distribution. The system provides for system networking of the Company's various offices and warehousing and allows for on-line transnational reporting capabilities. The Company (through its revelant subsidiaries) programs the web sites maintained by those subsidiaries in Cold Fushion and Java utilizing a Windows NT platform and SQL 7 Database software. The Company's web based systems are hosted by Exodus communications utilizing redundant sophisticated due processing servers. Communications is provided by UUNET on proprietary T-1 and leased T-3 facilities. The Company's intranet is protected by Verisign and its RSA infrastructure.

F.   SEASONALITY

     Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Easter, Mother's Day, Father's Day, and Valentine's Day.

     Cigar products sales also increase during holiday periods and summer months, but also sales spurts occur during periods of special sporting events.

G.        SHIPPING AND HANDLING

     Products sold on a B2B basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by common carriers, unless alternative arrangements are made to have the product shipped using another service (e.g. postal carrier or UPS) the cost of which is added to the acquisition cost of the product to the purchaser. All B2C orders are consolidated in a single facility then packed and shipped to the customer within 7 days mainly by UPS. Approximately 90% of product inventory is in warehouse stock and 10% is purchased by the Company on an as needed "just in time" basis. The Company does not own its trucks and is dependent on common carriers in the trucking industry. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages, which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

     The Company generally purchases Promotional Grocery Products and HBA products for its promotional business to be sold B2B in truckload quantities to take advantage of better pricing from the supplier and lower freight costs. The Company does not foresee difficulty in arranging additional trucking if it increases its business volume. The Company has arranged for warehousing when and where necessary, on a contract basis and has thereby eliminated the existence of and need for centralized warehousing.

H.       TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various copyrights, trademarks, tradenames, and domain names in its internet business. The Company has obtained a wholesale pharmaceutical license through the New York State Department of Education, but to date has not utilized it. The Company has worldwide rights to the "Suarez Gran Reserva", "Breton Legend", "Anduleros", "Don Otilio","Alminante" "Nativo" and various other trade names in marketing of premium handmade cigars. The cigar tradenames are owed by Gran Reserve Corp. Others are owned directly by the Company or where applicable and appropriate by BeautyBuys.com Inc.

I.       EMPLOYEES

     The Company and its subsidiaries in the aggregate as of the date of this report employ and contract 35 full time/part time persons all of whom work in executive, administrative, marketing, data processing, accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored. The Company does lease and staff its warehouse in New Jersey from where it facilitates storage, sorting, packing and shipping of products sold in its BeautyBuys.com web site. Otherwise warehousing is contracted on an as needed arrangement staffed through the warehousing entity contracted with except for supervisory personnel hired by the Company.

J.  GOVERNMENT REGULATION

         1.  TOBACCO INDUSTRY REGULATION AND TOBACCO INDUSTRY LITIGATION

     Regulation. The tobacco industry is subject to regulation at federal, state and local levels. Federal law has required States, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the increase in popularity of cigars could lead to an increase in regulation of cigars.

     The Food and Drug Administration (the "FDA") has determined that nicotine is a drug and that it has jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. Cigars were not included in the FDA's regulations. The prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 became effective on February 28, 1997.

     The FDA is continuing its efforts to increase regulation over tobacco and tobacco-related products. Its efforts however were forestalled by a recent decision in the Fourth Circuit of the U.S. Court of Appeals where that court ruled that the FDA lacks jurisdiction to regulate tobacco products and struck down all the provisions of the FDA's regulations over tobacco product use (See BROWN & WILLIAMSON V. FDA, 153 f.3d 155 (4th Cir. 1998). The Fourth Circuit denied a U.S. Department of Justice petition for rehearing by the Panel or en banc. The Solicitor General filed a petition for a writ of certiorari requesting the U.S. Supreme Court review the decision of The Fourth Circuit but a ruling on the petition has not yet been given but is expected in the near future. The
FDA's age and identification regulations will remain in effect pending the outcome of this litigation.

     The U. S. Department of Health and Human Services ( the "HHS") Inspector General issued a report in February 1999, urging the Federal Trade Commission to require cigars to carry warning labels similar to those contained on cigarette packages. This report marks the first time that cigars have specifically been identified for increased regulatory oversight by a federal health agency.

     While the cigar industry has not been subject to federal regulatory efforts to date, there can be no assurance that there will not be an increase in federal regulation in the future against cigar manufacturers or distributors. The HHS report indicates that federal regulatory effort directed toward cigar manufacturers and distributors may be increasingly likely. The costs to the Company of increased government regulations could have a material adverse effect on the Company's business and results of operations.

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

     Federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986. Although there is no federal law currently requiring that cigars or pipe tobacco carry such warnings, California has enacted legislation requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, the Company is not aware of any action taken. There can be no assurance that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation. Consideration at both the federal and state level also has been given to consequences of tobacco on others that are not presently smoking (so-called "second-hand" smoke). There can be no assurance that regulations relating to second-hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

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

     While the cigar industry has not been subject to similar health-related litigation to date, there can be no assurance that there will not be an increase in health-related litigation in the future against cigar manufacturers or distributors. The costs to the Company of defending prolonged litigation and settlement or successful prosecution of any health-related litigation could have a material adverse effect on the Company's business and results of operation.

          2.  MISCELLANEOUS GOVERNMENT REGULATION.

     The United States Food and Drug Administration through the United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act and other various rules and regulations regulate, among other things, the purity and packaging of HBA products and fragrances and cosmetic products and various aspects of the manufacture and packaging of other grocery items sold by the Company. Similar statutes are in effect in various states. Manufacturers and distributors of such products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other trade practices. To the Company's knowledge, it only deals with manufacturers and manufactured products in a manner which complies with such regulations and who periodically submit their products to independent laboratories for testing. However, the failure by the Company's manufacturers or suppliers to comply with applicable government regulations could result in product recalls that could adversely affect the Company's relationships with its customers. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. The Company is not aware of any government regulation directly related to internet sales different from traditional marketing but immense interest has been indicated on policing the internet focusing on contact and access but the nature of the products marketed by the Company over the internet does not appear to involve any of such concerns beyond product labeling and advertising content which would apply regardless of the medium in which the products are sold.

ITEM 2:  PROPERTIES

     The Company's corporate offices and administrative headquarters are located in Syosset, New York.

     The Company maintains satellite offices in Pennsylvania, New Jersey, Florida and the Dominican Republic.

     Product warehousing when necessary is done on a contract basis per pallet of product stored and is stored in modular public warehouses primarily located in New Jersey, and Ohio but also various other facilities. The Company stores at its expense grocery, and health and beauty aids products which the Company sells in bulk to further wholesalers and retail outlets independent of the Company. The Company has standing orders with independent product sources for the availability of and delivery of product to the Company which is not to be resold in bulk and to accommodate the sales of product direct to the consumer via internet sales where shipping of product to fulfill orders for consumers requires diversity of products shipped in each package as ordered. Certain of the more popular products, as viewed from the concentration of internet orders for such products, are warehouse stored for the Company in the warehousing facilities more adapted to the "pick and pack" retrieval and shipping character of consumer internet sales practices of the Company. The main such warehousing facility is located in New Jersey where the Company leases approximately 40,000 square feet of predominately product storage space and to a lesser extent space for product order packing and warehouse administrative offices. Otherwise the Company arranges to have the products shipped directly to the consumer from the manufacturer using standard delivery services and/or the US postal service which cost is built into the price charged for the product and that paid by the Company to the manufacturer. Currently the Company maintains warehousing space under the above referenced arrangements in New Jersey for warehousing of products to be sold wholesale in bulk and for internet and other specialized sales. There are also several humidified warehouses in Florida and the Dominican Republic to store cigars supervised by Company officials and several warehouses in the Dominican Republic to store raw tobacco for cigar production which are independently operated.

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

     No other legal proceedings were terminated during the fiscal quarter ended December 31, 1999 (other than routine litigation incidental to the business of the Company).

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999 no matters were submitted for shareholder approval during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's common atock trades on NASDAQ Small Cap under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYN". The NASDAQ Stock Market, which began operation in 1971, is the world' . first electronic securities market and the fastest growing stock market in the U.S. NASDAQ utilizes today's information technologies -computer and telecommunications- to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each NASDAQ security and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to NASDAQ. These include industry leaders in computers, pharmaceutical, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on NASDAQ than on all other U.S. stock markets combined. The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

COMMON STOCK

Quarter Ended               High              Low
-------------             -------           -------
March 31, 1998               2.50             1.63
June 30, 1998                3.00             1.38
September 30, 1998           1.75              .38
December 31, 1998            3.13              .28
March 31, 1999               6.47             2.19
June 30, 1999                4.13             1.79
September 30, 1999           2.10              .89
December 31, 1999            4.63             1.28
March 31, 2000               4.13             2.41

     On March 31, 2000, the Company had approximately 14,455,616 shareholders of record, with much of the stock being held in street name. The Company is currently listed on NASDAQ Small Cap.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS

OVERVIEW

     Synergy Brand's (SYBR or the "Company") Internet strategy includes the internal development and operation of subsidiaries as well as the taking of strategic positions in other Internet companies that have demonstrated synergies with SYBR's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic Business relationships among the Internet companies within its portfolio. Synergy Brands, Inc. (NASDAQ: SYBR) develops Internet properties that strategically partner with off-line and on-line media companies to capture e-commerce markets within the Internet arena. The company has developed the following web sites: Netcigar.com, BeautyBuys.com and DealByNet.com.

     SYBR's subsidiaries include BeautyBuys.com, Netcigar.com, Dealbynet.com as well as PHS Group. BeautyBuys.com is a leading online Business to consumer beauty department store consisting of 7,000 unique brands. Dealbynet.com is SYBR's supply chain integration model for its Business-to-Business platform being developed in the Health and Beauty as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Internet operations. The facility allows for automated order processing, inventory management and customer service.

     The Company has adopted a strategy of seeking opportunities to realize gains through investments or having separate subsidiaries or affiliates buy or sell minority interests to outside investors. The Company believes that this strategy provides the ability to increase shareholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company expects to continue to develop and refine the products and services of its businesses focusing on the internet as the primary mode of distribution, with the goal of increasing revenue as new Products are commercially introduced, and to continue to pursue the acquisition of or the investment in, additional Internet companies. The Company will seek to continue to attract traditional media investments, partner with advanced value added technologies that will be synergistic to its internet platforms as well as partner with existing internet companies to achieve its goals of building a strategic portfolio of internet assets.

RESULTS OF OPERATIONS

     The following table sets forth selected operational data of the Company, expressed as a percentage of revenues for the periods indicated below:

                            Years Ended December 31,

                          1995        1996     1997     1998         1999
                          ----        ----     ----     ----         ----

Revenues                100.0%      100.0%   100.0%    100.0%      100.0%

Cost of Sales           (87.9)     (106.2)   (77.8)    (88.6)      (88.2)

Operating Expenses       (8.1)      (12.6)   (17.2)    (10.0)      (59.0)


Other Income (expense)   (1.6)       (2.7)     0.5        1.4       (.02)
                          ----       ----     ----       ----       -----
Income(loss)from
Operations Before
Income Tax               2.4       (21.5)     5.5        2.8       (48.1)

Income Tax
(Expense)Benefit        (0.8)       (0.3)     --         (.1)         --

Discontinued Operations (0.3)     (129.9)    (2.4)         0          --
Extraordinary Item       --          --        --         --          --
                        ----        ----      ----     -----        ----

Net Income(Loss)         1.3%     (151.7)%    3.1%      2.7%      (48.1)

                          YEAR ENDED DECEMBER 31, 1999
                    COMPARED TO YEAR ENDED DECEMBER 31, 1998.

     Internet sales for its first year of operations grew to $3.1 million. The Company's total revenues in 1999 grew by 19% to $13.1 million as compared to $11 million in 1998. Internet sales for the 4th Quarter of 1999 reached $2.5 million as compared to no Internet revenues for the same period in 1998. In the 4th quarter 1999 the Company converted its revenue platforms to web based systems as part of its 50% sale of equity interest in BeautyBuys.com to Sinclair Broadcast Group (NASDAQ: SBGI). The Company Reported a net loss of $741,682 or $.07 per share before acquisition related and non-cash charges in 1999 (including one-time charges related to the Sinclair deal and site development costs totaling $5.6 million. The Company reported a $6.3 million loss or $.67 per share.) for 1999.

                                                   1999           1998

Internet Sales                              $ 3,157,745    $         -
Non-internet sales                          $10,023,494    $11,055,549
Total Sales                                 $13,181,239    $11,055,549
Acquisition related and non-cash charges (a)  5,600,000              -
Net Profit (loss) before one time charges      (741,682)       297,508
Per share                                         (0.07)          0.06
Net Profit (loss)                            (6,341,682)       297,508
Per share                                         (0.67)          0.06
Weighted share outstanding                   10,445,835      5,624,590

     (a) Includes $4.4 million acquisition related charges in connection with the Sinclair Broadcast Group acquisition of a 50% interest in BeautyBuys.com in November, 1999 and $1.2 million Investment in the site designs of BeautyBuys and net cigar.

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

     In 1999 the Company developed E-commece sites for the purpose of expanding its distribution to the consumer market through on-line channels. The Company devotes a significant amount of resources and may require additional capital to achieve its goals.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased to $753,000 at December 31, 1999. The drop in working capital is attributable to increased advertising and development costs prior to the completion of the Sinclair acquisition (see BeautyBuys). The company utilized its resources to repay its debt and as of December 31 reduced its total debt from $1,875,000 to $615,000. Operationally, the company incurred a $6.3 million loss in 1999. $5.6 million of that loss was one time non-cash and non-recurring charges in connection with the development, marketing and acquisition of the Company's Internet sites.

     As a result of the Sinclair transaction, the company expects that the $69.4 million in advertising credits utilized by BeautyBuys.com will support its continuing advertising expenses. The company's main operating subsidiaries, BeautyBuys.com Inc. and SYBR.com are expected to incur losses in 2000. The company believes that it has sufficient working capital and resources to grow and expand the businesses of its operating subsidiaries. However, there can be no assurances that additional capital would not be required in the event the Company's business grows beyond its operating budgets.

     The Company plans to continue to partner with media and technology companies on a media for equity basis. The Company believes that this strategy allows its operating subsidiaries to brand and expand their respective franchises without causing adverse ramifications on the Company's working capital. In addition the Company plans to leverage its media assets to acquire interests in related companies that would complement its expansion strategy.

SEASONALITY

     The Company generally experiences lower sales volume in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter.

     Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Easter, Mother's Day, Father's Day, and Valentine's Day.

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

         6.       COMPETITION.

     The Company is subject to competition in all of its various product sale businesses. While these industries may be highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service and product quality and origin.

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

         8.       POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy currently qualifies for trading on the Nasdaq Small Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with the alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the

Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has consistently remained at NASDAQ trading levels above $1 bidover the past year and such historical stability combined with the Company increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its subseptibilty to market deficiencies is in a much lessened state then in years past.

         9.       RISKS OF BUSINESS DEVELOPMENT.

     The Company has ventured into new lines of product and product distribution (Cigars) (1997) (salon HBA products - (1999) and internet sales-see B (Internet Sales)- (1998) and such product and product distribution lines are expected to continue to constitute a material part of the Company's revenue stream. With the addition of these new product and product distribution lines the Company is hopeful of reaching and hopefully exceeding prior historic levels of product sales. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a appreciable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the continued availability of funds from either of these sources.

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

                                    PART III

     The information required by items 10-13 are omitted pursuant to general instruction G(3) to form 10K. The Company has included this information in its proxy statement to be mailed and filed with the Commission on or before April 30, 2000. The annual meeting is scheduled to be in June 2000. Such Proxy Statement expected to be filed with the Commission by April 30, 200 0is incorporated herein by reference.

                                     PART IV

ITEM 8.   FINANCING STATEMENTS AND SUPPLEMENTARY DATA

1.       FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in Item 8 of this Report on the pages indicated:

                                                            Page
                                                            ----

Independent Auditors Reports                                  F1

Balance Sheet -
December 31, 1999                                             F2

Statements of Operations -
Years ended December 31, 1999 and 1998                        F3

Statements of Changes in Stockholders'
Equity - Years ended December 31, 1999 and 1998               F4

Statements of Cash Flows - Years
ended December 31, 1999 and 1998                          F5-F-6

Notes to Financial Statements as of
December 31, 1999                                        F7- F17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

ITEM 14. EXHIBITS, FINANCING STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       (a) Exhibits:

         See Index to Exhibits

2.       Reports on Form 8-K

         On December 7, 1999 the Company filed a current report on Form 8-K dated November 23, 1999 to report under Item 5 (Acquisition or Disposition of Assets) the execution by the Registrant, BeautyBuys.Com Inc.,("BeautyBuys") subsidiary of Registrant (by way of Registrant's wholly owned subsidiary, SYBR.com Inc., a New Jersey corporation of which BeautyBuys was at the time of execution a wholly owned subsidiary), and Sinclair Broadcast Group Inc., a Maryland corporation ("Sinclair") of two stock purchase agreements (the "Transaction") whereby Sinclair agreed to purchase 900,000 shares of Class B Common Stock of BeautyBuys which represented 50% of the voting power outstanding in BeautyBuys, and options (the "Options") to purchase up to 8,100,000 shares of BeautyBuys, Class A Common Stock, and 2,200,000 of restricted common stock of Registrant, in exchange for a combination of cash and advertising credits for advertising on radio and television stations owned by Sinclair.

         There were no other reports on Form 8-K filed during the fourth quarter of 1999.

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

Dated: April 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               by /s/ Mair Faibish
                               ----------------------------------
                                      Mair Faibish
                                      Executive Vice President
                                      Principal Financial Officer
                                      and Director
Signed: April 14, 2000


                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein, Director

Signed: April 14, 2000

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Synergy Brands, Inc.


     We have audited the accompanying consolidated balance sheet of Synergy Brands, Inc. (formerly Krantor Corporation) and Subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Brands, Inc. and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                Belew Averitt LLP


Dallas, Texas
April 12, 2000

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1999


                                     ASSETS

CURRENT ASSETS
   Cashand cash equivalents                                                     $ 1,156,032
   Accounts receivable, less allowance for doubtful accounts of $69,965             788,077
   Inventory (Note 4)                                                             1,868,572
   Other current assets                                                               6,505
                                                                                 ----------
       Total current assets                                                       3,819,186

COLLATERAL SECURITY DEPOSIT (Note 2)                                                400,900

PROPERTY AND EQUIPMENT, net (Note 3)                                                687,493

TRADE NAMES, net of accumulated amortization of $39,624 (Note 7)                  2,657,440
                                                                                 ----------
                                                                                $ 7,565,019
                                                                                 ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable (Note 5)                                                        $   150,000
   Accounts payable and accrued expenses (Note 7)                                 2,916,338
                                                                                 ----------
       Total current liabilities                                                  3,066,338

LONG-TERM DEBT (Note 5)                                                             465,000

COMMITMENTS AND CONTINGENCIES (Note 9)                                                    -

MINORITY INTEREST (Note 6)                                                          682,394

PREFERRED STOCK OF SUBSIDIARY (Note 6)                                              160,125

STOCKHOLDERS' EQUITY (Note 7)
   Class A preferred stock - $.001 par value; 100,000 shares authorized                 100
   Common stock - $.001 par value; 29,900,000 shares authorized                      13,456
   Additional paid-in capital                                                    25,219,431
   Deficit                                                                      (18,542,575)
   Stockholders' notes receivable                                                  (331,750)
   Advertising and in-kind services receivable from stockholder (Note 7)         (3,000,000)
                                                                                 ----------
                                                                                  3,358,662

   Less treasury stock, at cost, 1,400 shares                                      (167,500)
                                                                                 ----------
       Total stockholders' equity                                                 3,191,162
                                                                                 ----------
                                                                                $ 7,565,019
                                                                                 ==========

          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1999 and 1998


                                                                   1999           1998
                                                            -----------    -----------
SALES (Note 10)                                             $13,181,239    $11,055,549

Cost of sales                                                11,631,343      9,793,590
                                                            -----------    -----------
Gross profit                                                  1,549,896      1,261,959

OPERATING EXPENSES
   Advertising and promotional                                3,428,849         46,510
   Development costs                                          1,037,587              -
   Impairment of goodwill                                     1,153,597              -
   General and administrative                                 2,075,880      1,027,040
   Depreciation and amortization                                 69,617         29,867
                                                            -----------    -----------
                                                              7,765,530      1,103,417

Operating income (LOSS)                                      (6,215,634)       158,542

Other income (expense)
   Interest income                                               78,473         95,775
   Debt forgiveness income (Note 5)                                   -        150,409
   Miscellaneous                                                 (4,505)       (1,062)
   Interest and financing expenses                             (258,122)      (68,371)
   Dividends on preferred stock of subsidiary (Note 6)          (24,500)      (24,500)
                                                            -----------    -----------
                                                               (208,654)       152,251
                                                            -----------    -----------
Income (loss) BEFORE INCOME TAXES
 AND MINORITY INTEREST                                       (6,424,288)       310,793

MINORITY INTEREST IN lOSS (Note 6)                               82,606              -
                                                            -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX                             $(6,341,682)    $  310,793

Income tax expense (Note 8)                                           -         13,285
                                                            -----------    -----------
NET INCOME (LOSS)                                           $(6,341,682)    $  297,508
                                                            -----------    -----------
Income (loss) applicable to common stock                    $(6,341,682)    $  297,508
                                                            ===========    ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 13)
   Income (loss) from continuing operations                 $      (.67)    $      .06
                                                            -----------    -----------
NET INCOME (LOSS) PER COMMON SHARE                          $      (.67)    $      .06
                                                            ===========    ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE                    $      (.61)    $      .05
                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                     Years ended December 31, 1999 and 1998

                                                                                                Notes
                         Class A                           Additional                           Receivable               Total
                     Preferred Stock     Common Stock      Paid-in                   Treasury   from         Stockholder Stock-
                                                                                                                         holders'
                      Shares  Amount     Shares   Amount   Capital     Deficit       Stock      Stockholders Receivables Equity
Balance at
December 31, 1997    100,000   $ 100   4,140,515  $ 4,140 $14,611,141  $(12,498,401) $(167,500) $      -      $     -   $1,949,480

Issuance of common
stock                      -      -    1,240,051    1,240     523,300             -          -            -         -      524,540

Common stock issued
in connection with
compensation plan          -      -      946,520      947     589,755             -          -            -         -      590,702

Net income                 -      -            -        -           -       297,508          -            -         -      297,508
                     -------   ----    ---------    -----  ----------   -----------   ---------   ---------    --------  ---------
Balance at
December 31, 1998    100,000    100    6,327,086    6,327  15,724,196   (12,200,893)  (167,500)           -         -    3,362,230

Issuance of common
stock                     -       -      660,686      661     468,089             -          -            -         -      468,750

Common stock issued
in connection with
compensation plan         -       -    2,877,353    2,878   3,698,986             -          -            -         -    3,701,864

Conversion of
subordinated
debentures                -       -      600,000      600     599,400             -          -            -         -      600,000

Common stock issued
in connection with
compensation plan
for notes receivable
from stockholders          -      -      790,385      790     330,960             -           -    (331,750)        -            -

Common stock issued
in connection with
stockholder receivables    -      -    2,200,000    2,200   4,397,800             -           -           - (3,000,000)  1,400,000

Net loss                   -      -            -        -           -    (6,341,682)          -           -          - (6,341,682)
                     -------   ----    ---------    -----  ----------   -----------   ---------   ---------    --------  ---------
Balance at
December 31, 1999    100,000   $100   13,455,510  $13,456 $25,219,431  $(18,542,575)  $(167,500)  $(331,750)$(3,000,000)$3,191,162
                     =======   ====   ==========  =======  ==========  ============   =========   =========   =========  =========


          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1999 and 1998


                                                                         1999          1998
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                              $(6,341,682)  $   297,508
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation and amortization                                     69,617        29,867
     Amortization of loan fees                                         54,116             -
     Loss on disposal of property and equipment                            -          4,000
     Impairment of goodwill                                         1,153,597             -
     Dividends on preferred stock of subsidiary                        24,500        24,500
     Operating expenses paid with common stock                      2,062,008       456,065
     Debt forgiveness income                                                -      (150,409)
     Minority interest in loss                                        (82,606)            -
   Changes in operating assets and liabilities:
     Net (increase) decrease in:
      Accounts receivable                                          (1,862,958)   (1,892,010)
      Inventory                                                       109,797    (1,374,808)
      Promotional rebates                                                   -       270,496
      Other assets                                                     47,145        25,648
     Net increase (decrease) in:
      Accounts payable and accrued expenses                         1,431,520       431,740
                                                                  -----------   -----------
   Net cash flows used in operating activities                     (3,334,946)   (1,877,403)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (47,427)      (36,524)
   Payment of collateral security deposit                            (400,900)            -
   Refund of collateral security deposit                                    -       450,000
                                                                  -----------   -----------
   Net cash flows provided by (used in) investing activities         (448,327)      413,476

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt issuance                                        865,000     1,600,000
   Payment of debt                                                   (525,000)            -
   Proceeds from issuance of common stock                           3,508,606             -
   Proceeds from issuance of common stock of subsidiary               765,000             -
                                                                  -----------   -----------
   Net cash flows provided by financing activities                  4,613,606     1,600,000
                                                                  -----------   -----------
NET INCREASE IN CASH                                                  830,333       136,073

CASH AND CASH EQUIVALENTS, beginning of year                          325,699       189,626
                                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                            $ 1,156,032   $   325,699
                                                                  ===========   ===========


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                     Years ended December 31, 1999 and 1998

                                                                  1999         1998
                                                                -----------   --------
Supplemental disclosure of cash flow information

Interest paid                                                     $190,549    $ 61,523
                                                                ===========   ========
Income taxes paid                                                 $  8,273    $ 11,021
                                                                ===========   ========

Supplemental disclosure of non-cash operating, investing and financing activities

Conversion of subordinated debentures                             $ 600,000   $      -
Non-cash issuance of common stock                                         -    659,177
Common stock issued for notes receivable                            331,750          -
Note payable offset against accounts receivable                   1,000,000          -
Stock issued for advertising and in-kind services receivable      3,000,000          -
Purchase of Proset and Gran Reserve assets applied against
collateral security deposit and accounts receivable               5,421,814          -
                                                                -----------   --------
Total non-cash operating, investing and financing activities     10,353,564   $659,177
                                                                ===========   ========


          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

1.       Organization and summary of significant accounting policies

     ORGANIZATION

     Synergy Brands, Inc. (Synergy), (formerly Krantor Corporation) and its subsidiaries have developed and operate Internet platform operations and Internet-based businesses designed to sell a variety of products, including health and beauty aids and premium handmade cigars, directly to consumers (business to consumer) and to businesses (business to business). A summary of the related organizations and operations is provided below.

     In September 1996, Synergy formed a wholly-owned subsidiary, New Era Foods, Inc. (NEF), which represented manufacturers, retailers and wholesalers in connection with distribution of frozen seafood, grocery and general merchandise products (see Note 9).

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

     In January 1999, Synergy formed a wholly-owned  subsidiary,  Sybr.com, Inc.
(Sybr), which is engaged in the development of Internet-based business to consumer and business to business opportunities focused on beauty, personal care, cigars and other consumer products through its subsidiaries, BB and NetCigar.com, Inc.

     In May 1999, Sybr formed a wholly-owned subsidiary, NetCigar.com, Inc. (NetCigar), which is engaged in the development of Internet-based business to consumer opportunities focused on cigars and related products.

     In June 1999, Sybr formed a wholly-owned subsidiary,  BeautyBuys.com,  Inc.
(BB), which is engaged in the development of Internet-based business to consumer and business to business opportunities focused on beauty, personal care and other consumer products.

     In November 1999, NEF sold 100% of the outstanding stock of PHS to BB for $750,000. Further, Sinclair Broadcast Group (SBG) acquired 2,200,000 shares of Synergy common stock in accordance with a stock purchase agreement and 900,000 shares of outstanding Class B common stock (constituting 50% of the voting power of all issued and outstanding common stock) of BB for $765,000, all of which is more fully described in Note 7.

     Also in November 1999, NEF acquired all of the outstanding common stock (100 shares at $.001 par value) of Gran Reserve Corp. (GR), a distributor of handmade cigars, (formerly GR Cigars, Inc.) from Tenda Foods Inc. (Tenda), a wholly-owned subsidiary of Asia Legend Trading Co. (ALT), a Chinese trading company, for $1,066,840 in a business combination accounted for as a purchase. NEF then transferred all of the outstanding common stock of GR to NetCigar. If GR had been acquired at January 1, 1998, the Company's consolidated 1999 and 1998 revenue would have increased by $76,590 and $206,641, respectively, and the consolidated results of operations would have increased by $15,841 and $7,589, respectively.

     Finally in November 1999, NEF acquired certain infrastructure assets related to the distribution agreement described in Note 9 for $3,201,397, including leasehold improvements and equipment amounting to $350,000, accounts receivable amounting to $520,000 and use of the Proset trade name for $2,331,397. Such assets were transferred to BB in connection with the stock purchase agreement more fully described in Note 7.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Synergy, its wholly-owned subsidiaries, its majority-owned subsidiary and BB (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     The Company recognizes revenue at the time merchandise is shipped to the customer. The Company issues credits to the customer for any returned items at the time the returned products are received.

     CASH AND CASH EQUIVALENTS

     The Company considers time deposits with maturities of three months or less when purchased to be components of cash.

     MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. No securities were outstanding at December 31, 1999.

     INVENTORY

     Inventory is stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) cost method of valuing its inventory. All tobacco inventory is included in current assets in conformity with standard industry practice, not withstanding the fact that significant quantities of inventory may be carried for several years for purposes of the curing process.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 1999 totaled $954,035. The concentration of credit risk with respect to receivables is mitigated by the credit worthiness of the Company's major customers. The Company maintains an allowance for losses based upon the expected collectibility of all receivables. Fair value approximates carrying value for all financial instruments.

     During 1998,  the Company  primarily  distributed  its products  through an unrelated intermediary and hence, all revenues were derived from this organization. As a result, the Company had an inherent business risk in concentrating its sales through this entity. This distribution arrangement was terminated in November 1999. Management does not believe this transaction will have a significant impact on future operations of the Company.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

     Maintenance and repairs of a routine nature are charged to operations as incurred. Betterments and major renewals that substantially extend the useful life of an existing asset are capitalized and depreciated over the asset's estimated useful life. Upon retirement or sale of an asset, the cost of the asset and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is credited or charged to income.

     TRADE NAMES

     Trade names consist of the "Proset" and "Gran Reserve" trade names acquired in November 1999, which are being amortized over their expected useful lives not to exceed 5 years.

     LONG-LIVED ASSETS

     Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated future cash flows.

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

     MANAGEMENT ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may vary from management's estimates.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 did not impact the Company's revenue recognition policies. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133
(SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and requires all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial statements because it does not currently hold any derivative instruments.

     RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


2.   COLLATERAL SECURITY

     At December 31, 1999, the Company had a $400,900 security deposit with a major supplier, which serves as collateral for credit purchases made by the Company from the supplier.


3.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1999 consisted of the following:

     Office equipment                               $  215,681
     Machinery and equipment                            48,825
     Furniture and fixtures                             75,000
     Leasehold improvements                            404,647
                                                    ----------
                                                       744,153

     Less accumulated depreciation and amortization     56,660
                                                    ----------
                                                    $  687,493
                                                    ==========

4.   INVENTORY

     Inventory as of December 31, 1999 consisted of the following:

     Salon finished goods                           $  843,938
     Tobacco raw materials                             495,534
     Tobacco finished goods                            529,100
                                                    ----------
                                                    $1,868,572
                                                    ==========

5.     NOTE PAYABLE AND LONG-TERM DEBT

      Unsecured note payable to an individual stockholder,
      with interest at 12%; paid in February 2000                  $  150,000
                                                                   ==========
      Unsecured note payable to minority stockholder,
      with interest at 7.5%; payable semi-annually beginning
      June 1, 2000 through maturity on November 23, 2002           $  465,000
                                                                   ==========

     The Company financed its receivables in prior years through a revolving line-of-credit facility with a commercial lender. In February 1999, the Company entered into a settlement agreement with the lender for $200,000 to settle its outstanding obligation. The settlement has been reflected in the 1998 consolidated statement of operations.


6.       MINORITY INTERESTS

     PCW was incorporated in October 1997 with 7,750 shares of authorized $.001 par value common stock. At December 31, 1998, PCW had 1,000 shares of common stock outstanding, which were issued at par value. The Company owns 66% of the common stock and an outside investor owns the minority interest. For financial reporting purposes, the assets, liabilities, results of operations and cash flows for PCW are included in the Company's consolidated financial statements and the outside investor's interest is reflected in the preferred stock of subsidiary.

     PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $55,125 of preferred stock dividends payable at December 31, 1999. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the preferred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

     BB was formed in June 1999 and in November 1999 was authorized to issue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At December 31, 1999, BB had 9,000,000 shares of Class A common stock and 900,000 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock is owned by the minority interest (see
Note 7). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB is reflected in the minority interest liability.

7. STOCKHOLDERS' EQUITY

     During 1999 all outstanding warrants to purchase shares in Synergy's common stock were exercised.

     In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 6,133,688 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Synergy had oversubscribed the Plan by 439,288 shares at December 31, 1999. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers.

     In November 1999, Synergy entered into a stock purchase agreement with SBG whereby SBG purchased 2,200,000 shares of Synergy's restricted $.001 par value common stock for $4,400,000. The purchase price consists of $1,400,000 cash, a credit for a minimum of $2,000,000 of radio advertising and a credit for a minimum of $1,000,000 of certain in-kind services, as defined.

     In November 1999, BB entered into a stock purchase agreement with SBG, whereby SBG purchased 900,000 shares of $.001 par value Class B common stock in BB for $765,000 cash. The Class B common shares constitute 50% of the voting power of the common stock issued and outstanding. At December 31, 1999 Sybr owned 9,000,000 shares of Class A common stock and SBG owned 900,000 shares of Class B common stock.

     Simultaneously with the purchase of the Class B shares, BB and SBG entered into a Class A Common Stock Option Agreement providing for a grant by BB to SBG of the right to purchase 8,100,000 shares of its Class A common stock. In consideration for the grant, SBG agreed to provide $50,000,000 of radio and/or television advertising and promotional support, as defined, to be used from November 1999 through December 31, 2004. The Company may not use more than $10,000,000 of such advertising in any one calendar year and may carryover any unused advertising time from all previous calendar years through December 31, 2005. SBG may terminate its obligation to carryover any unused advertising time after December 31, 2001, by providing 90 days prior written notice to BB. As further consideration for the grant, SBG also agrees to provide $18,623,535 in certain in-kind services, as defined, at the request of BB.

     In November 1999, BB acquired all of the outstanding $.001 par value common stock of PHS from NEF for an 8% convertible subordinated note payable of $750,000. Simultaneously with the transaction, $600,000 of PHS's convertible subordinated debentures were converted to Synergy common stock.

     In November 1999, ALT, Tenda, GR and NEF entered into an agreement whereby NEF purchased the infrastructure assets and the common stock of GR and the U.S. distribution network established by NEF for ALT, as defined, for $4,268,237. Simultaneously with the purchase, the distribution agreement between ALT, Tenda and NEF, described in Note 9, was terminated.

     The following is a summary of such stock option transactions for the years ended December 31, 1999 and 1998 in accordance with the Plan and other restricted stock option agreements:

                                                                        Weighted
                                                                         average
                                                            Number of   exercise
                                                               shares      price
                                                            ---------   --------
Outstanding at December 31, 1997                                    -   $      -
Granted                                                     3,985,500   $    .60
                                                            ---------
Outstanding at December 31, 1998 (2,210,030 exercisable)    3,985,500   $    .60
Granted                                                     3,604,600   $   1.62
Exercised                                                  (2,996,500)  $   1.57
Expired                                                       (28,000)  $   1.50

Outstanding at December 31, 1999                            4,565,600   $   1.36
                                                            =========
Option price                                              $.40 - 3.50
                                                            =========
Available for grant:
December 31, 1998                                                   -
                                                            =========
December 31, 1999                                                   -
                                                            =========

     The Company applies APB 25 in accounting for its stock options. Compensation costs related to options and charged to operations were $256,130 and $6,250 in 1999 and 1998, respectively. Had compensation costs for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1999       1998
                                           ------------   --------
Net income (loss):
As reported                               $(6,341,682)   $297,508
                                           ============  =========
Pro forma                                 $(7,641,148)   $160,810
                                           ============  =========
Net income (loss) per common share:
As reported                               $      (.67)   $    .06
                                           ============  =========
 Pro forma                                $      (.81)   $    .03
                                           ============  =========

     The weighted-average fair value at date of grant for options granted during 1999 and 1998 was $.358 and $.034 per option, respectively. The weighted-average contractual life of options outstanding at December 31, 1999 was approximately 4 years. The fair value of each option grant is estimated using the Black-Shoales option-pricing model with the following weighted-average assumptions used:

                                            1999                1998
                                     ------------       ------------
Dividend yield                                0%                  0%
Expected volatility                           0%                  0%
Risk-free rate of return              6.17-6.74%           4.43-5.5%
Expected life                       1 to 5 years        1 to 5 years

     The Company has also reserved 100,000 shares for a stock option plan (Option Plan) for non-employee, independent directors, which entitles each non-employee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 80,000 shares available for grant at December 31, 1999 at an option price of $.25 per share.


8.     INCOME TAXES

     At December 31, 1999, the Company had a net operating loss carryforward of approximately $15,930,000, which, if not utilized, will begin expiring in 2011.

     The components of the deferred tax asset at December 31, 1999 were approximately as follows:

         Net operating loss carryover          $5,416,300
         Deferred compensation                    105,300
         Allowance for doubtful accounts           23,800
         Inventory                                 31,800
         Capital losses                            12,800
         Valuation allowance                   (5,590,000)
                                               -----------
                                               $        -
                                               ==========

     The provision for income taxes for the years ended December 31, 1999 and 1998 consisted of the following:

                                   1999      1998
                               --------   -------
         Federal - current     $      -   $ 6,085
         State and local              -     7,200
                               --------   -------
                Total          $      -   $13,285
                               ========   =======

     A reconciliation of income tax expense computed at the U. S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 1999 and 1998 is as follows:

                                                           1999          1998
                                                         -------       -------
  Federal income tax expense at statutory rate                -         34.0%

  Increase (decrease) resulting from:
  Utilization of net operating loss carryforward              -       (34.0%)
  State and local income taxes, net of Federal benefit        -          3.2%
                                                         -------       -------
                                                              -          3.2%
                                                         =======       =======

9.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company leases office and warehouse space in Wexford, Pennsylvania, Syosset, New York, and Miami, Florida under operating leases expiring in July 2002, April 2001, and January 2001, respectively. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under non-cancelable operating leases as of December 31, 1999 were as follows:

          Year ending
         December 31,

              2000         $ 98,924
              2001           57,056
              2002           27,782
              2003           10,836
              2004              553
                           --------
                           $195,151
                           ========

     Lease expense for the years ended December 31, 1999 and 1998 was approximately $88,900 and $54,800, respectively.

     SERVICE AGREEMENT

     BB's inventory is maintained in a public warehouse in South Kearny, New Jersey. The Company is required to make rental payments based on 4% of the Company's sales of inventory stored in the warehouse. The agreement expires in October 2018 and may be cancelled by either party with a 90 day written notice under certain circumstances, as defined.

     DISTRIBUTION AGREEMENTS

     In 1996, the Company entered into a ten-year agreement with a Chinese trading company (ALT) to distribute frozen seafood in the United States under a licensing arrangement. The Company acted as an agent for ALT. Additionally, the Company sold promotional grocery products to a subsidiary of ALT, for which ALT provided funding. In November 1999, the agreement was terminated and the Company acquired certain infrastructure and intangible assets from ALT for $4,268,237 (see Note 7).

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


10.   MAJOR CUSTOMERS

     The Company has one customer, the U.S. agent of ALT, which accounted for 54% and 100% of total sales for 1999 and 1998, respectively. The Company had no accounts receivable from this customer at December 31, 1999.

11.  SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 1999, as shown below:



                                        Grocery,
                            Salon       Health &     Internet
                         Products         Beauty        Based     Corporate         Total
============    ====   ==========    ===========  ===========   ===========   ===========
Revenue         1998   $  314,693    $10,740,856  $         -   $         -   $11,055,549
                1999    2,823,572      7,172,132    3,157,745        27,790    13,181,239
============    ====   ==========    ===========  ===========   ===========   ===========
Net earnings    1998   $    9,404    $  288,104   $         -   $         -   $   297,508
                1999      (55,878)      442,224    (4,776,732)   (1,951,296)  (6,341,682)
============    ====   ==========    ===========  ===========   ===========   ===========
Identifiable
assets          1998    $ 836,808    $ 5,917,304  $         -   $         -   $ 6,754,112
                1999    3,948,392         40,537    2,009,636     1,566,454     7,565,019
============    ====   ==========    ===========  ===========   ===========   ===========
Interest
expense         1998      $ 8,523    $    59,848   $        -   $         -   $    68,371
                1999       59,966        188,556        9,600             -       258,122
============    ====   ==========    ===========  ===========   ===========   ===========



12.  FOURTH QUARTER ADJUSTMENTS

     The  Company  made  fourth  quarter   adjustments  to  record  advertising,
promotional and development expenses of approximately $2,178,000 and $256,000 in compensation expense related to stock options.


13.   EARNINGS PER SHARE

     The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock:


                                                                   1999         1998
                                                            ------------  ----------
Net income (loss) applicable to common stockholders         $(6,341,682)  $  297,508
                                                            ============  ==========
Weighted-average number of shares in basic EPS                9,434,993    5,101,041

Effect of dilutive securities (stock options and warrants)    1,010,842      523,549
                                                            ------------  ----------
Weighted-average number of common shares and
dilutive potential common shares used in diluted EPS         10,445,835    5,624,590
                                                            ============  ==========


14.  SUBSEQUENT EVENTS

     In April 2000, the Company formed a wholly-owned subsidiary, DealByNet.com, Inc. to engage in Internet-based business activities, designed to create an integrated supply chain from manufacturers of a variety of products to business customers.

                                 EXHIBIT INDEX


Exhibit No.      Description                                                        Page
-----------      -----------                                                        ----
3.1              Certificate of Incorporation and amendments thereto (1)             --

3.2              By-Laws (2)                                                         --

4                Warrants and debentures  defining  rights of security  holders      --
                 (3)

10.2             Distributorship  Agreement dated December 1997 between Fabrica      --
                 De Tobacco  Valle  Dorado SA and Gran  Reserve  Corporation  as
                 partially assigned to New Era Foods Inc. (4)

10.3             Synergy Brands Inc. 1994 Services and Consulting  Compensation      --
                 Plan, as amended (5)

10.4             Stock Purchase Agreement dated November 23, 1999 by and between     --
                 the Company and Sinclair Broadcast Group Inc. (6)

10.5             Stock  Purchase  Agreement  dated  November  23,  1999  between     --
                 BeautyBuys.com Inc., and Sinclair Broadcast Group Inc. (6)

21               Listing of Company Subsidiaries                                  EX-21

99               Listing of Company Intellectual Properties (6)                   EX-99



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

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994

(3) Copies of outstanding warrants and debentures are incorporated by reference to the exhibits filed to the Form 8-K/A of the Company filed with the Commission (File No. 0-19409) on 2/3/98. Description of rights of Preferred Stock are included in Certificate of Designation regarding Preferred Stock, as amended, and included as exhibit to the Form 10K/A of the Company filed 9/3/98. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to Section 12(b) of the Exchange Act on July 16, 1991, including any amendment or report filed for the purpose of updating such description.

(4) Incorporated by reference to the exhibits to the Form 10K/A of the Company filed 9/3/98.

(5) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-92243) filed with the Commission on 12/17/99.

(6) incorporated by reference to exhibits filed to the form 8-k of the company filed with the commission (file no. 0-19409) on 12/7/99.