Form 10QSB
period 2000-03-31
SYNERGY BRANDS INC
filed 2000-05-15
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended MARCH 31, 2000


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

                                           [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 11, 2000 there were 15,271,935 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                                 MARCH 31, 2000

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                          Page

         Consolidated Balance sheets as of March 31, 2000               2-3
         (Unaudited) and December 31, 1999

         Consolidated Statements of Operations for the three
         months ended March 31, 2000 and 1999 (Unaudited)                 4

         Consolidated Statements of Cash Flows for the three  months
         ended March 31, 2000 and 1999 (Unaudited)                    5 - 6

         Notes to Consolidated  Financial Statements                 7 - 13

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations              14 - 15

         Forward Looking Information and Cautionary                 16 - 20
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                       21

                              SYNERGY BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                            March 31, 2000     December 31, 1999
                                            --------------     -----------------
                                            (Unaudited)
                         ASSETS
                         ------
Current Assets:
---------------
Cash and cash equivalents                    $ 326,187             $1,156,032
Accounts Receivable, less allowance for
doubtful accounts of $69,965.                  560,645                788,077
Inventory (note 4)                           1,968,240              1,868,572
Other Current Assets                           557,082                  6,505
                                            --------------     -----------------
Total Current Assets                         3,412,154              3,819,186

Collateral and Security Deposit (note 2)       400,900                400,900

Property and Equipment - Net (note 3)          708,030                687,493

Trade Names, net of accumulated amortization
of $158,496                                  2,538,568              2,657,440
                                            --------------     -----------------
Total Assets
                                            $7,059,652             $7,565,019
                                            ==============     =================

           See Accompanying Notes to Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                  March 31, 2000    December 31, 1999
                                                                  --------------    -----------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note Payable (Note 5)                                             $     -               $ 150,000
Accounts Payable & Accrued Expenses (note 7)                        2,622,814           2,916,388
                                                                  --------------    -----------------

Total Current Liabilities                                           2,622,814           3,066,338

Long-term debt (note 5)                                               465,000             465,000

Commitments and Contingencies (note 8)                                   -                      -

Minority Interest (note 6)                                            600,828             682,394

Preferred Stock of Subsidiary (note 6 )                               166,250             160,125

Stockholders' Equity: (Note 7)
Class A Preferred stock - $.001 par value; 100,000 shares
authorized                                                                100                 100
Common stock - $.001 par value; 29,900,000 Shares
authorized 14,343,510 and 13,455,510 Shares were outstanding at
3/31/00 and 12/31/99 respectively:                                     14,344              13,456
Additional paid-in capital                                         26,841,821          25,219,431
Deficit                                                           (20,086,005)       (18,542,575)
Stockholders' notes receivable                                       (398,000)          (331,750)
Advertising and in-kind services receivable from stockholder       (3,000,000)        (3,000,000)
                                                                  --------------    -----------------
                                                                    3,372,260           3,358,662

Less treasury stock at cost, 1,400 shares                            (167,500)           (167,500)
                                                                  --------------    -----------------
Total stockholders' equity                                          3,204,760           3,191,162

Total Liabilities and Stockholders Equity                           7,059,652         $ 7,565,019
                                                                  ==============    =================


           See Accompanying Notes to Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                           2000                      1999
                                                                       --------------           ------------
Net Sales                                                              $3,583,808                  3,260,319

Cost of Sales                                                           3,341,028                  2,741,306
                                                                       --------------           ------------
Gross Profit                                                              242,780                    519,013

Selling General and Administrative Expense                              1,749,835                    171,522
Depreciation and Amortization                                             134,537                      5,869
                                                                       --------------           ------------
Operating Income (Loss):                                               (1,641,592)                   341,622
                                                                       --------------           ------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                           36,078                      1,776
   Interest Income                                                          4,051                     22,537
   Interest Expense                                                       (17,408)                   (47,752)
                                                                        --------------           ------------
              Total Other Income (Expense)                                 22,721                    (23,439)
                                                                       --------------           ------------

Income (Loss) Before Income Tax and Minority Interest                  (1,618,871)                   318,183

Minority interest & dividends on preferred stock of subsidiary             75,441
                                                                       --------------           ------------
Net Income (Loss)                                                      (1,543,430)                   318,183
                                                                       ===============        ==============

Income (Loss) Applicable to Common Stock (Note 1)                       (1,543,430)                $ 318,183
                                                                       ===============        ==============

Basic Earnings (Loss) Per Common Share                                      $ (.11)                     $.04

                                                                       --------------           ------------
Net Income (Loss) Per Common Share                                          $ (.11)                     $.04
                                                                       ===============         ==============
Weighted Average Number of Shares Outstanding                           13,873,361                  7,577,421


           See Accompanying Notes To Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                         2000           1999
                                                                  -------------   -----------

Cash Flows From Operating Activities:
Net Income (Loss)                                                 $(1,543,430)   $   318,183
Adjustments to Reconcile Net Income (Loss)                               --             --
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
   Depreciation and Amortization                                      134,538          5,869
   Non-Cash Expenses                                                1,181,233      1,927,792
   Changes in Operating Assets and Liabilities:
   Minority Interest &Dividends on preferred stock subsidiary         (75,441)
   Accounts Receivable                                                227,432       (664,273)
   Inventory                                                          (99,668)      (225,495)
   Other Current Assets                                              (444,327)      (500,186)
   Other Assets                                                          --           13,512
   Accounts Payable & Accrued Expenses                               (293,524)      (299,504)
   Income Taxes Payable                                                  --              (56)
                                                                  -------------   -----------

      Net Cash Flows provided by (used in) operation activities      (913,187)       575,842

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                   (36,203)        (1,682)
Payment of Collateral Security Deposit                                   --             --
                                                                  -------------   -----------
       Net Cash Flows (used in)
          in Investing activities                                     (36,203)        (1,682)

Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                            (150,000)      (200,000)
Proceeds from Issuance of Common Stock                                269,545           --
Long Term Debt                                                           --             --
                                                                  -------------   -----------

Net Cash Flows Provided by Financing Activities                       119,545       (200,000)
                                                                  -------------   -----------
Net Increase (Decrease) in Cash                                      (829,845)       374,160
Cash - Beginning of Period                                          1,156,032        325,699
                                                                  -------------   -----------
Cash - End of  Period                                             $   326,187    $   699,859
                                                                  =============   ===========


           See Accompanying Notes To Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                     2000           1999
                                                              -----------     ----------
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                    $ 17,408       $ 47,752

Income Taxes Paid                                                    --               --


Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Stock issued in exchange for notes receivable                     152,500            --

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                106,250            --
                                                              -----------     ----------

Total Non-Cash Operating, Investing and
                                 Financing Activities             258,750            --


           See Accompanying Notes to Consolidated Financial Statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Synergy Brands, Inc. (Synergy), (formerly Krantor Corporation) and its subsidiaries have developed and operate Internet platform operations and Internet-based businesses designed to sell a variety of products, including health and beauty aids and premium handmade cigars, directly to consumers (business to consumer) and to business (business to business). A summary of the related organizations and operations is provided below.

         In September 1996, Synergy formed a wholly-owned subsidiary, New Era Foods, Inc. (NEF), which represented manufacturers, retailers and wholesalers in connection with distribution of frozen seafood, grocery and general merchandise products.

         In October 1997, NEF formed a subsidiary,  Premium Cigar Wrappers, Inc.
         (PCW), for the purpose of producing premium cigar wrappers in the Dominican Republic. NEF owns 66% of the common stock and approximately 22% of the preferred stock of PCW (see note 6).

         In October 1998, NEF formed a wholly-owned subsidiary,  PHS Group, Inc.
         (PHS), which is a wholesale distributor of premium beauty salon products and such subsidiary was later transfered to BB (see note7).

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

         In April 2000, Synergy formed a wholly-owned subsidiary, DealByNet.com, Inc., to engage in Internet-based business activities designed to create an integrated supply chain from manufactures of a variety of products to business customers.

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

         MARKETABLE SECURITIES

         Management determines and appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. No securities were outstanding at March 31, 2000.

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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. The concentration of credit risk with respect to receivables is mitigated by the credit worthiness of the Company's major customers. The Company maintains an allowance for losses based upon the expected collectibility of all receivables. Fair value approximates carry value for all financial instruments.

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

         ADVERTISING

         The Company expenses advertising and promotional costs as incurred. Advertising expense for the three months ended March 31, 2000 was $224,251.

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

         MANAGEMENT ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may vary from managements estimates.

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

2.       COLLATERAL SECURITY

         At March 31, 2000, the Company had a $400,900 security deposit with a major supplier, which serves as collateral for credit purchases made by the Company from the supplier.

3.       PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 2000 consisted of the following:

         Office equipment                                    $   240,282
         Machinery and equipment                                  48,825
         Furniture and fixtures                                   75,000
         Lease hold improvements                                 416,248
                                                                 780,355
         Less accumulated depreciation and amortization          (72,325)
                                                              -----------
                                                              $  708,030

4.       INVENTORY

         Inventory as of March 31, 2000 consisted of the following:

         Salon finished goods                  $   943,606
         Tobacco raw materials                     495,534
         Tobacco finished goods                    529,100
                                              ------------
                                              $  1,968,240
                                              ============

5.       NOTE PAYABLE AND LONG-TERM DEBT

         Unsecured note payable to minority stockholder,
         with interest at 7.5%; payable semi-annually beginning
         June 1, 2000 through maturity on November 23, 2002.    $465,000
                                                                ========

         In April 2000, the Company obtained a line-of-credit arrangement with a finance company that provides for borrowing based on a percentage of eligible receivables, as defined, and interest at the prime rate plus 2%. The arrangement is collateralized by accounts receivable and corporate guarantees.

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

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $61,250 of preferred stock dividends payable at March 31, 2000. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the referred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

         BB was formed in June 1999 and in November 1999 was authorized to isuue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At March 31, 2000, BB had 9,000,000 shares of Class A common stock and 900,00 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock is owned by the minority interest (see Note 7). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB is reflected in minority interest liability.

7.       STOCKHOLDERS' EQUITY

         In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 6,861,688 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers. In November 1999, Synergy entered into a stock purchase agreement with Sinclair Broadcast Group Inc. (NASDAQ Symbol SBGI) ("SBG") whereby SBG purchased 2,200,000 shares of Synergy's restricted $.001 par value common stock for $4,400,000. The purchase price consists of $1,400,000 cash, a credit for a minimum of $2,000,000 of radio advertising and a credit for a minimum of $1,000,000 of certain in-kind services, as defined.

         In November 1999, BB entered into a stock purchase agreement with SBG, whereby SBG purchased 900,000 shares of $.001 par value Class B common stock in BB for $765,000 cash. The Class B common shares constitute 50% of the voting power of the common stock issued and outstanding. At March 31, 2000 Sybr owned 9,000,000 shares of Class A common stock and SBG owned 900,000 shares of Class B common stock.

         Simultaneously with the purchase of the Class B shares, BB and SBG entered into a Class A Common Stock Option Agreement providing of a grant by BB to SBG of the right to purchase 8,100,000 shares of its
         Class A common stock.  In  consideration  for the grant,  SBG agreed to provide $50,000,000 of radio and/or television advertising and promotional support, as defined, to be used from November 1999 through December 31, 2004. The Company may not use more than $10,000,000 of such advertising in any one calendar year and may carryover any unused advertising time from all previous calendar years through December 31, 2005. SBG may terminate its obligation to carryover any unused advertising time after December 31, 2001, by providing 90 days prior written notice to BB. As further consideration for the grant, SBG also agreed to provide $18,623,535 in certain in-kind services, as defined, at request of BB.

         In November 1999, BB acquired all of the outstanding $.001 par value common stock of PHS from NEF for an 8% convertible subordinated note payable of $750,000. Simultaneously with the transaction, $600,000 of PHS's convertible subordinated debentures were converted to Synergy common stock.

         The Company has also reserved 100,000 shares for a stock option plan (Option Plan) for non-employee, independent directors, which entitles each non-employee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election of the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years.

         The following is a summary of such stock option transactions for the three months ended March 31, 2000 in accordance with the Plan and other restricted stock option agreements:

                                                               Weighted
                                                                Average
                                                  Number of    exercise
                                                  Shares          price
                                                  ----------   --------
         Outstanding at December 31, 1999         4,565,600    $    .60
         Granted                                    620,000    $   3.01
         Exercised                                 (459,055)   $    .95
         Outstanding at March 31, 2000            4,726,545    $   1.63
                                                 ==========
         Option price                             $.40-4.00
                                                 ==========
         Available for grant:
         December 31, 1999                             --
                                               ==========
         March 31, 2000                                --
                                               ==========

         The Company applies APB 25 in accounting for its stock options. Compensation costs related to options and charged to operations were $165,750 in the three months ended March 31, 2000. Had compensation costs for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          2000
                                                  ------------
          Net income (loss):
          As reported                             $(1,543,430)
                                                  ============
          Pro forma                               $(2,216,315)
                                                  ============
          Net income (loss) per common  share:
          As reported                             $      (.11)
                                                  ============
          Pro forma                               $      (.16)
                                                  ============

         The weighted-average contractual life of options outstanding at March 31, 2000 was approximately 4 years. The fair value of each option grant is estimated using the Black-Shoales option-pricing model with the following weighted-average assumptions used:

                                                  2000
                                          ------------
         Dividend yield                             0%
         Expected volatility                        0%
         Risk-free rated of return          6.17-6.74%
         Expected life                    1 to 5 years

8.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office and warehouse space in Wexford, Pennsylvania, Syosset, New York, and Miami, Florida under operating leases expiring in July 2002, April 2001, and January 2001, respectively. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under non-cancelable operating leases as of March 31, 2000.

         Year ending December 31,
         ------------------------
                  2000              $ 75,154
                  2001                57,056
                  2002                27,782
                  2003                10,836
                  2004                   553
                                   ---------
                                     171,381
                                   =========

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

         GUARANTEE

         In March 1998, The Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacture to which PCW will supply cigar wrappers.

9.       SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of March 31, 2000 as shown below:


                                            Grocery,
                          Salon             Health &                  BeautyBuys
                          Products          Beauty         B2B          .com          Sybr.com       Total
                          ----------     -----------   ---------      ----------      --------    ----------

Revenue
1999                    $   592,152      2,652,167          --          16,000           --        3,260,319
2000                        595,227           --       2,650,267       235,834        102,480      3,583,808

Net earnings
1999                    $    28,250        272,829          --          17,104           --          318,183
2000                       (361,930)          --          39,871      (418,162)      (803,209)    (1,543,430)

Identifiable assets
1999                    $ 1,277,417      7,223,110          --            --             --        8,500,527
2000                      3,352,354           --         614,677       812,313      2,280,308      7,059,652

Interest expense
1999                    $    17,752         30,000          --            --             --           47,752
2000                          8,592           --            --           8,816           --           17,408


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

     SYBR's subsidiaries include BeautyBuys.com, Netcigar.com, Dealbynet.com as well as PHS Group. BeautyBuys.com is a leading online Business to consumer beauty department store consisting of 7,000 unique brands. Dealbynet.com is SYBR's supply chain integration model for its Business-to-Business platform being developed in the Health and Beauty as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Internet and non-internet operations. The PHS facility allows for automated order processing, inventory management and customer service.

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

        RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2000

     The Company's total revenues in the first quarter of 2000 grew by 9% to $3.5 million as compared to $3.2 million in 1999. Internet sales for the first quarter of 2000 reached $3.0 million as compared to $16,000 for the same period in 1999. The Company reported a net loss of $38,659 or 0.00 per share before one time and non-cash charges for the first quarter. Overall, the Company reported a $1.5 million loss or $.11 per share for the first quarter as compared to a $318,183 profit on $.04 per share. The loss in the first quarter of 2000 is attributable to a $1.5 million increase in non-cash and one time charges as compared to 1999.


                                                       2000           1999
                                                -----------    -----------
Internet Sales                                  $ 2,988,581    $    16,000
Non-internet sales                              $   595,227    $ 3,244,319
Total Sales                                     $ 3,583,808    $ 3,260,319
Non-cash and one time charges (a)               $ 1,504,771              -
Net Profit (loss) before non-cash charges       $   (38,659)   $   318,183
Per share                                       $       .00    $       .04
Net Profit (loss)                               $(1,543,430)   $   318,183
Per share                                       $      (.11)   $       .04
Weighted share outstanding                      $13,873,361    $ 7,577,421

         (a) Includes $1.2 million in non cash expenses and 150,000 in one time charges related to the development of the Company's Internet platforms.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $790,000 at March 31, 2000. The increase in working capital is attributable to decreased advertising and development costs after the completion of the Sinclair acquisition. The Company utilized its resources to repay its debt and as of March 31 reduced its total debt from $615,000 to $465,000. Before Non-cash and one time charges, the Company incurred a $38,659 loss in the first quarter of 2000 and therefore suffered no changes in its working capital position.

     As a result of the Sinclair transaction, the Company expects that the $69.4 million in advertising credits utilized by BeautyBuys.com will support its continuing advertising needs. The Company's main operating subsidiaries, BeautyBuys.com Inc. and SYBR.com are expected to incur losses in 2000. The Company believes that it has sufficient working capital and resources to grow and expand the businesses of its operating subsidiaries. However, there can be no assurances that additional capital would not be required in the event the Company's business grows beyond its operating budgets.

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

INFLATION

     The Company believes that inflation, under certain circumstances, could be beneficial to the Company's business. When inflationary pressures drive product cost up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures.

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


     1. INTERNET.

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

     7. LITIGATION.

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

     9. RISKS OF BUSINESS DEVELOPMENT.

         The Company has ventured into new lines of product and product distribution (Cigars) in 1997, salon and HBA products in 1999 and Internet Sales in 1998) and such product and product distribution lines are expected to continue to constitute a material part of the Company's revenue stream. With the addition of these new product and product distribution lines the Company is hopeful of reaching and hopefully exceeding prior historic levels of product sales. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a appreciable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the continued availability of funds from either of these sources.

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

     11. DEPENDENCE UPON ATTRACTING AND HOLDING KEY PERSONNEL.

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

         In addition numerous tobacco litigation has been commenced and may in the future be instituted, all of which may adversely affect the cigar consumption and sale and may pressure applicable government entities to institute further and stricter legislation to restrict and possibly prohibit cigar sale and consumption, any and all of which may have an adverse affect on Company business.

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

     (a) No matters were submitted to vote of shareholders for the first quarter ended March 31, 2000

Item 6- Exhibits and Reports on Form 8-K

     (a) Exhibits - none

     (b) There were no reports filed on 8-k for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Synergy Brands, Inc.

                                             /s/ Mair Faibish
                                        by----------------------
                                                 Mair Faibish
                                                 Chief Financial
                                                 Officer
Date: 05/11/00

                                             /s/ Mitchell Gerstein
                                        by------------------------
                                                 Mitchell Gerstein
                                                 Treasurer
Date: 05/11/00