Form 10QSB
period 2000-06-30
SYNERGY BRANDS INC
filed 2000-08-11
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended JUNE 30, 2000


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

                                            [x] YES          [  ]  NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 8, 2000 there were 15,611,135 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                          Page

         Consolidated Balance sheets as of June 30, 2000               2 - 3
         (Unaudited) and December 31, 1999

         Consolidated Statements of operations for the six
         months ended June 30, 2000 and 1999 (Unaudited)                   4

         Consolidated Statements of operations for the three months
         ended June 30, 2000 and 1999 (Unaudited)                          5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2000 and 1999 (Unaudited)                      6 - 7

         Notes to Consolidated  Financial Statements                  8 - 14

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                5 - 18

         Forward Looking Information and Cautionary                  19 - 23
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                        24

                              SYNERGY BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
                                               (Unaudited)
                            ASSETS
                         ----------
Current Assets:
---------------
Cash and cash equivalents                       $  437,012        $1,156,032
Accounts Receivable, less allowance for
doubtful accounts of $69,965                       833,175           788,077
Inventory (note 4)                               1,887,569         1,868,572
Other Current Assets                               709,485             6,505
                                                ----------        ----------
Total Current Assets                             3,867,241         3,819,186

Collateral and Security Deposit (note 2)           404,811           400,900

Property and Equipment - Net (note 3)              682,256           687,493

Trade Names, net of accumulated amortization of  2,379,961         2,657,440
                                                ==========        ==========
Total Assets                                     7,334,269        $7,565,019

           See Accompanying Notes to Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999




                                                                  June 30, 2000  December 31, 1999
                                                                  -------------  -----------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------
Note Payable (Note 5)                                              $  391,958     $  150,000
Accounts Payable & Accrued Expenses (note 7)                        2,341,107      2,916,388
                                                                  -------------  -----------------

Total Current Liabilities                                           2,733,065      3,066,338

Long-term debt (note 5)                                               465,000        465,000

Commitments and Contingencies (note 8)                                    --              --

Minority Interest (note 6)                                            546,648        682,394

Preferred Stock of Subsidiary (note 6 )                               172,375        160,125

Stockholders' Equity: (Note 7)
------------------------------
Class A Preferred stock - $.001 par value; 100,000 shares
authorized                                                               100             100
Common stock - $.001 par value; 29,900,000 Shares
authorized 15,358,435 and 13,455,510 Shares were outstanding at
6/30/00 and 12/31/99 respectively:                                    15,358          13,456
Additional paid-in capital                                        28,458,585      25,219,431
Deficit                                                          (21,456,733)   (18,542,575)
Stockholders' notes receivable                                      (432,629)      (331,750)
Advertising and in-kind services receivable from stockholder      (3,000,000)    (3,000,000)
                                                                  -------------  -----------------
                                                                   3,584,681       3,358,662

Less treasury stock at cost,                                        (167,500)      (167,500)
                                                                  -------------  -----------------
Total stockholders' equity                                         3,417,181       3,191,162

Total Liabilities and Stockholder's Equity                        $7,334,269      $7,565,019
                                                                  =============  =================


           See Accompanying Notes to Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                       2000            1999
                                                                 --------------     -----------
Net Sales                                                           8,618,948       6,660,045

Cost of Sales                                                       8,052,579       5,518,853
                                                                 --------------     -----------
Gross Profit                                                          566,369       1,141,192

Selling General and Administrative Expense                          3,281,100         535,620
Depreciation and Amortization                                         322,076          11,738
                                                                 --------------     -----------
Operating Income (Loss):                                           (3,036,807)        593,834
                                                                 --------------     -----------
Other Income (Expense):
  Miscellaneous Income (Expense)                                       34,950           1,860
   Interest Income                                                      4,055          45,075
   Interest Expense                                                   (39,852)       (98,578)
                                                                 --------------     ------------
              Total Other Income (Expense)                               (847)       (51,643)
                                                                 --------------     -----------

Income (Loss) Before Income Tax and Minority Interest              (3,037,654)        542,191

Minority interest & dividends on preferred stock of subsidiary        123,496              --
                                                                 --------------     -----------
Net Income (Loss)                                                  (2,914,158)        542,191
                                                                 ==============     ===========

Income (Loss) Applicable to Common Stock                         $( 2,914,158)       $542,191
                                                                 ==============     ===========

Basic Earnings (Loss) Per Common Share                                 $ (.20)           $.07

                                                                 --------------     -----------
Net Income (Loss) Per Common Share                                     $ (.20)            $.07
                                                                 ==============     ===========
Weighted Average Number of Shares Outstanding                       14,486,795       8,266,859


           See Accompanying Notes To Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                           2000                      1999
                                                                       -------------            --------------
Net Sales                                                                5,035,140                3,399,726

Cost of Sales                                                            4,711,551                2,777,547
                                                                       -------------            --------------
Gross Profit                                                               323,589                  622,179

Selling General and Administrative Expense                               1,531,265                  364,098
Depreciation and Amortization                                              187,539                    5,869
                                                                       -------------            --------------
Operating Income (Loss):                                                 (1,395,215)                252,212
                                                                       -------------            --------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                             (1,128)                     84
   Interest Income                                                                4                  22,538
   Interest Expense                                                         (22,444)               (50,826)
                                                                       -------------            --------------
              Total Other Income (Expense)                                  (23,568)               (28,204)
                                                                       -------------            --------------

Income (Loss) Before Income Tax and Minority Interest                    (1,418,783)                224,008

Minority interest & dividends on preferred stock of subsidiary               48,055                       -
                                                                       -------------            --------------
Net Income (Loss)                                                         (1,370,728)               224,008

                                                                       =============            ==============


Income (Loss) Applicable to Common Stock                                  (1,370,728)             $ 224,008
                                                                       =============            ==============

Basic Earnings (Loss) Per Common Share                                        $ (.09)                  $.03
                                                                       -------------            --------------
Net Income (Loss) Per Common Share                                            $ (.09)                  $.03
                                                                       =============            ==============
Weighted Average Number of Shares Outstanding                             14,614,902              8,956,296


           See Accompanying Notes To Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                            2000                        1999
                                                                       ----------------            --------------

Cash Flows From Operating Activities:
Net Income (Loss)                                                        (2,914,158)                 $ 542,191
Adjustments to Reconcile Net Income (Loss)                                        -                          -
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
   Depreciation and Amortization                                             322,076                    11,738
   Non-Cash Expenses                                                       1,605,048                 2,631,501
   Changes in Operating Assets and Liabilities:
   Minority Interest &Dividends on preferred stock subsidiary              (123,496)                         -
   Accounts Receivable                                                      (45,098)               (1,278,156)
   Inventory                                                                (18,997)                    19,270
   Other Current Assets                                                    (283,012)                 (428,655)
   Other Assets                                                                   -                  (625,239)
   Accounts Payable & Accrued Expenses                                     (321,615)                 (401,795)
   Income Taxes Payable                                                           -                       (56)
                                                                       ----------------            --------------

      Net Cash Flows provided by (used in) operation activities          (1,779,252)                   470,799

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                         (42,135)                  (10,148)
Purchase of  Security Deposit                                                (1,136)                         -
                                                                       ----------------            --------------
       Net Cash Flows (used in)
       in Investing activities                                              (43,271)                  (10,148)

Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                   241,958                  (200,000)
Proceeds from Issuance of Common Stock                                      861,545                          -
Long Term Debt                                                                    -                          -
                                                                       ----------------            --------------

Net Cash Flows Provided by Financing Activities                            1,103,503                 (200,000)
                                                                       ----------------            --------------
Net Increase (Decrease) in Cash                                             (719,020)                  260,651
Cash - Beginning of Period                                                 1,156,032                   325,699
                                                                       ----------------            --------------
Cash - End of  Period                                                      $ 437,012                 $ 586,350
                                                                       ================            ==============


           See Accompanying Notes To Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                      2000                   1999
                                                               ----------------        --------------
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                      $ 34,492              $  98,578

Income Taxes Paid                                                     9,781                      -

Supplemental Disclosure of  Non-Cash Operating,
Investing and Financing Activities:

Stock issued in exchange for notes receivable                       189,629                      -

Stock issued in exchange for prepaid expenses                       419,968                      -

Stock issued in exchange for accounts payable                       253,616                      -
                                                               ----------------            --------------

Total Non-Cash Operating, Investing and
                   Financing Activities                             863,213                      -
                                                               ================            ==============


           See Accompanying Notes to Consolidated Financial Statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

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

         In October 1998, NEF formed a wholly-owned subsidiary,  PHS Group, Inc.
         (PHS), which is a wholesale distributor of premium beauty salon products and such subsidiary was later transferred to BB (see note 7).

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

         MARKETABLE SECURITIES

         Management determines and appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. No securities were outstanding at June 30, 2000.

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

         ADVERTISING

         The Company expenses advertising and promotional costs as incurred. Advertising expense for the six months ended June 30, 2000 was $541,421.

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

         STOCK-BASED COMPENSATION PLANS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "
         Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employees or non-employees must pay to acquire the stock.

2.       COLLATERAL SECURITY

         At June 30, 2000, the Company had a $404,811 security deposit with a major supplier, which serves as collateral for credit purchases made by the Company from the supplier.

3.       PROPERTY AND EQUIPMENT

         Property and equipment as of June 30, 2000 consisted of the following:

         Office equipment                                    $    246,214
         Machinery and equipment                                   48,825
         Furniture and fixtures                                    75,000
         Leasehold improvements                                   416,248
                                                             ------------
         Less accumulated depreciation and amortization         (104,031)
                                                             ------------
                                                             $    682,256

4.       INVENTORY

         Inventory as of June 30, 2000 consisted of the following:

         Salon finished goods         $     878,618
         Tobacco raw materials              495,534
         Tobacco finished goods             513,417
                                     --------------
                                      $   1,887,569
                                     ==============

5.       LINE OF CREDIT AND LONG-TERM DEBT

         Revolving line-of-credit with a finance company, with
         interest at prime plus 2%; collateralized by accounts
         receivable and corporate guarantees.                    $     391,958

         Unsecured note payable to minority stockholder,
         with interest at 7.5%; payable semi-annually beginning
         June 1, 2000 through maturity on November 23, 2002.     $     465,000
                                                                 -------------
                                                                 $     856,958
                                                                 =============

6.       MINORITY INTERESTS

         PCW was incorporated in October 1997 with 7,750 shares of authorized $.001 par value common stock. At December 31, 1998, PCW had 1,000 shares of common stock outstanding, which were issued at par value. The Company owns 66% of the common stock and an outside investor owns the minority interest. For financial reporting purposes, the assets, liabilities, results of operations and cash flows for PCW are included in the Company"s consolidated financial statements and the outside investor's interest is reflected in the preferred stock of subsidiary.

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $67,375 of preferred stock dividends payable at June 30, 2000. The Company"s portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the referred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

         BB was formed in June 1999 and in November 1999 was authorized to isuue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At June 30, 2000, BB had 9,000,000 shares of Class A common stock and 900,000 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock is owned by the minority interest (see Note 7). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB is reflected in minority interest liability.

7.       STOCKHOLDERS' EQUITY

         In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 7,381,613 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers. In November 1999, Synergy entered into a stock purchase agreement with Sinclair Broadcast Group, Inc. (Nasdaq symbol SBGI) ("SBG") whereby SBG purchased 2,200,000 shares of Synergy's restricted $.001 par value common stock for $4,400,000. The purchase price consists of $1,400,000 cash, a credit for a minimum of $2,000,000 of radio advertising and a credit for a minimum of $1,000,000 of certain in-kind services, as defined.

         In November 1999, BB entered into a stock purchase agreement with SBG, whereby SBG purchased 900,000 shares of $.001 par value Class B common stock in BB for $765,000 cash. The Class B common shares constitute 50% of the voting power of the common stock issued and outstanding. At June 30, 2000 Sybr owned 9,000,000 shares of Class A common stock and SBG owned 900,000 shares of Class B common stock.

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

         The following is a summary of such stock option transactions for the three months ended June 30, 2000 in accordance with the Plan and other restricted stock option agreements:

                                                                  Weighted
                                                                   Average
                                              Number of           exercise
                                                Shares               price
                                            -------------        ---------
         Outstanding at December 31, 1999      4,565,600           $   .60
         Granted                                 665,000           $  2.94
         Exercised                              (534,980)          $   .90
         Outstanding at June 30, 2000          4,695,620           $  1.65
                                           ==============
         Option price                      $ .40 - 4.00
                                           ==============
         Available for grant:
         December 31, 1999                           -
                                           ==============
         June 30, 2000                               -
                                           ==============

         The Company applies APB 25 in accounting for its stock options. Compensation costs related to options and charged to operations were $212,650 in the six months ended June 30, 2000. Had compensation costs for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       2000
                                                 ----------------
         Net income (loss):
         As reported                             $  (2,914,158)
                                                 ================
         Pro forma                               $  (3,587,044)
                                                 ================
         Net income (loss) per common share:
         As reported                             $        (.20)
                                                 ================
         Pro forma                               $        (.25)
                                                 ================

         The weighted-average contractual life of options outstanding at June 30, 2000 was approximately 4 years. The fair value of each option grant is estimated using the Black-Shoales option-pricing model with the following weighted-average assumptions used:

                                                          2000
                                                   -----------
         Dividend yield                                    0%
         Expected volatility                               0%
         Risk-free rated of return                 6.17-6.74%
         Expected life                             1 to 5 years

8.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office and warehouse space in Wexford, Pennsylvania, Syosset, New York, and Miami, Florida under operating leases expiring in July 2002, April 2001, and January 2001, respectively. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under non-cancelable operating leases as of June 30, 2000.

         Year ending December 31,
         ------------------------

                  2000           $    61,464
                  2001                88,386
                  2002                57,208
                  2003                22,871
                  2004                   553
                                 -----------
                                     230,482
                                 ===========

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

9.       SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of June 30, 2000 as shown below:


                                         Grocery,
                       Beauty            Health &
                      Products           Beauty           B2B               B2C              Total
----------------------------------------------------------------------------------------------------
Revenue
1999                $ 1,367,578          4,954,334         -              338,133          6,660,045
2000                  1,406,105              -          6,559,911         652,932          8,618,948
----------------------------------------------------------------------------------------------------
Net earnings
1999                 $   48,460            470,541         -                23,190          542,191
2000                   (651,898)             -             86,518       (2,348,778)      (2,914,158)
----------------------------------------------------------------------------------------------------
Identifiable assets
1999                 $ 1,221,465         8,104,488        -                 -            9,325,953
2000                   3,840,752             -            818,910        2,674,607       7,334,269
----------------------------------------------------------------------------------------------------
Interest expense
1999                 $   35,703             62,875         -                 -              98,578
2000                     14,473              -              5,067           20,312          39,852
----------------------------------------------------------------------------------------------------


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                    OVERVIEW

         The Company and its consolidated  subsidiaries have developed  Internet
         properties  that  strategically   partner  with  off-line  and  on-line
         companies to capture e-commerce markets within the Internet arena.

         Synergy Brands's Internet strategy includes the internal development and operation of subsidiaries as well as taking positions in other Internet companies that have demonstrated synergies with its own core businesses. The strategy also fosters opportunities for synergistic business relationships among the Internet companies within its portfolio. Additionally, management will focus the Company's resources on creating a diversified network of Internet businesses that would be potentially attractive IPO on M&A candidates.

         Synergy   Brands   launched   two   Internet   subsidiaries   in  1999:
         BeautyBuys.com Inc. and Netcigar.com, Inc., each of which has B2C operations. DealByNet.com, the Company's third e-commerce venture, was launched in late 2000. The distribution expertise of each entity's management and the facilities they currently operate also create an opportunity to offer order fulfillment services to other e-commerce ventures.

1.       BEAUTYBUYS.COM

         Synergy Brands and Sinclair Broadcast Group, Inc. (NASDAQ: SBGI) jointly own BeautyBuys.com. The B2C e-commerce site - accessible via www.BeautyBuys.com- is a virtual beauty department store consisting of over 7,000 unique brands, including salon hair and skin care items, designer fragrances and cosmetics and consumer health and beauty care products.

         Sinclair Broadcast Group (NASDAQ: SBGI), the largest independent TV network in the United States, acquired a 50% voting interest in BeautyBuys.com for up to $69.4 million in advertising, cash and in-kind services. Advertising credits are valued at the best rates a cash customer received for the aired spots in their time slots.

         *Sinclair covers 61 stations in 40 markets reaching 80 million viewers in the United States and Canada.

         *Sinclair is the largest affiliate network for the FOX, WB and UPN television networks in the United States.

         * BeautyBuys.com handles approximately 100,000 unique visitors, 3.5 million hits per month an average of 15 minutes stay per unique visitors. It is estimated that over 60% of the traffic comes from TV advertising.

         In addition to beauty and health items, BeautyBuys.com has added a wide selection of gift products, including seasonal, holiday and special occasion items that will provide customers the opportunity to purchase unique gifts. Management believes its early entry into this market may enable the Company to gain a significant share of the on-line gift market before competitors have an opportunity to imitate their programs.

         In just one year of operation, BeautyBuys.com has been recognized as one of the top Web sites of its kind by such publications as FamilyCircle, Mademoiselle, WWWD Friday, Drug Store News and Business
         2.0 magazine. The Web site is continuously being improved to provide photos of products, full product description and color shading of makeup. It will also provide order history, automatic reorder, gift certificates, message boards, upselling techniques and an "ask the expert" section.

2.       DEALBYNET.COM

         Synergy Brands launched its DealByNet.com B2B e-commerce Web site in June 2000. DealByNet is believed to be the first Electronic Commerce Network (ECN) that intends for manufacturers, supermarket chains, chain drug stores and distributors to seamlessly integrate their product needs within an e-commerce environment. DealByNet should allow the manufactures of the major grocery and health and beauty aid products to offer their promotional merchandise through DealByNet via a UCCnet based system that is expected to handle all the logistical, financial and merchandising details for the products offered on its system.

         DealByNet is being developed to become an end-to-end solution that makes the grocery and health and beauty aids business as efficient as the other ECN markets created in the brokerage business such as Instinet and Island that utilize state-of-the-art SQL technology to provide the necessary data for its vendors and customers to streamline the market place via an efficient electronic network.

3.       NETCIGAR.COM

         The premium cigar market is estimated to be $1 billion in annual sales according to RTDA. In 1999, Synergy Brands expanded its premium cigar business by establishing NetCigar.com as a Web site for the sale of premium cigars and luxury related products. In less then a year NetCigar has built a site with;

         * Strong male demographics for advertising and marketing purposes with approximately 10,000 customers.

         * Approximately 60% of all orders are repeat customers, an estimated 10% of unique visitors choose to purchase from Netcigar.com

         * Netcigar.com receives about 1 million hits per month with about 25,000 unique visitors spending an average of 25 minutes per session.

         * Netcigar.com fulfills orders from its own distribution center. Average order exceeds $100.

         * The mail order portion of the premium cigar industry accounts for 40% of the $1 billion market, thereby creating an opportunity for efficient e-commerce conversion for $400 million worth of orders.

          Results Of Operations For The Six Months Ended June 30, 2000

              Total second quarter revenues were $5 million representing a 48% increase over the 3.4 million reported for the same period in 1999, and a 40% increase over first quarter 2000 revenues of $3.6 million. Revenues for the six-month period ended June 30, 2000 totaled $8.6 million compared to $6.7 million reported in 1999. Pro-Forma net loss for the second quarter was $632,232, or $0.04 per share, compared with a Pro-Forma profit of $224,008, or $0.03 per share, in the second quarter of 1999. For the six-month period ended June 30, 2000, Pro - Forma net loss was $670,891, or $0.05 per share, compared with a Pro-Forma profit of $542,191, or $0.07 per share for the first six months of 1999. Pro-Forma net loss and net loss per share excludes non-cash and one-time charges.

         Total second quarter Internet sales soared from $322,133 in 1999 to $4.2 million for the three months ended June 30, 2000, Internet sales jumped 20 fold to $7.2 million over the $338,133 reported for the first six months of 1999.

         Overall, the Company reported a $1.4 million loss or $.09 per share for the second quarter as compared to a $224,000 profit or $.03 per share.

         Management's business strategy for the remainder of the year is to explore the strategic sale of BeautyBuys.com by a tier one-investment. The Company recently retained a tier one-investment banker to explore a strategic placement of BeautyBuys.com. The Company believes that the total value of BeautyBuys.com retail operation presents an opportunity for mature e-commerce operations or Chain 'brick and mortar' retail operations that can utilize television advertising and an operating online platform. In November of 1999 Synergy Brands, Inc. sold a 50% voting interest of BeautyBuys.com Inc. to Sinclair Broadcast Group for approximately $70 million of television advertising, in-kind services and cash. Sinclair currently owns approximately 15% of Synergy Brands, Inc.

         Synergy's Netcigar.com Web site grew 50% sequentially in the second quarter of 2000 from the first quarter of 2000. The business strategy for Netcigar.com includes partnering with media operations on a strategic basis as well as the possible acquisition of mail order catalog properties so that Netcigar can develop a national footprint in the $400 million cigar mail order catalog market.

         The Company's DealbyNet.com, Inc. subsidiary was launched in June of 2000. The Web site, which is designed to create a seamlessly integrated grocery supply chain from manufacturers to business customers using a sophisticated database platform, should allow for real-time trading of more than 2,000 of the most popular name brand consumer products on a B2B basis.


                                    3 Months         3 Months          6 Months         6 Months
                                    Ended            Ended             Ended            Ended
                                    6/30/2000        6/30/1999         6/30/2000        6/30/1999
Internet Sales                      $ 4,224,262      $    322,133      $ 7,212,843      $    338,133
Non-internet sales                  $    810,878     $ 3,077,593       $ 1,406,105      $ 6,321,912
Total Sales                         $ 5,035,140      $ 3,399,726       $ 8,618,948      $ 6,660,045
Net Profit (loss)                   $ (1,370,728)(a) $ 224,008         $ (2,914,158)(b) $    542,191
Per share                           $ (.09)          $ .03             $ (.20)          $ .07
Weighted share outstanding          $ 14,614,902     $ 8,956,296       $ 14,486,795     $ 8,266,859


         (a) Includes $738,000 of non cash charges, $275,000 one time charges in connection with the development of the Company's sites and marketing and advertising for the branding of the e-commerce properties for the three months ended June 30, 2000.

         (b) Includes $1,938,000 of non cash charges, $580,000 one time charges in connection with the development of the Company's sites and marketing and advertising for the branding of the e-commerce properties for the six months ended June 30, 2000. (a)

                         LIQUIDITY AND CAPITAL RESOURCES

              The Company's working capital increased to $1.1 million at June 30, 2000, a 43% increase from the first quarter of 2000. The increase in working capital is attributable to decreased cash, advertising, technology and marketing costs after the completion of the Sinclair transaction and increased revenues.

              As a result of the Sinclair transaction, the Company expects that the $70 million in advertising credits utilized by BeautyBuys.com should support its continuing advertising needs. The Company's Business to Business operation, DealByNet is expected to be profitable in fiscal 2000. The Company's main operating subsidiaries, BeautyBuys.com Inc. and SYBR.com are expected to incur losses in 2000. The Company believes that it has sufficient working capital and resources to grow and expand the businesses of its operating subsidiaries. However, there can be no assurances that additional capital would not be required in the event the Company's business grows beyond its operating budgets. PHS Group (DealByNet.com) secured a line of credit from GE commercial services to finance up to 90% of its accounts receivable. As of June 30th, its balance totaled $400,000. The Company believes that its line of credit should be able to finance the needs of its Business to Business operations.

              The Company plans to continue to explore partnerships with media and technology companies on a barter for equity basis. The Company believes that this strategy allows its operating subsidiaries to brand and expand their respective franchises without causing adverse ramifications on the Company's working capital. In addition the Company plans to leverage its media assets to acquire interests in related companies that would complement its expansion strategy.

              GE Capital Commercial Services, Inc., a wholly owned subsidiary of GE Capital, the financial services arm of The General Electric Corporation (NYSE: GE), is expected to facilitate expansion of B2B operations and finance up to 90% of the B2B accounts receivables on a revolving secured line of credit. GE should permit DealByNet to grow the B2B segment of its operations geometrically annual rate from its current $15 million annual rate.

                                                    Selected Financial Date
                                                    -----------------------
                                              June 30, 2000     March 31, 2000
                                              -------------     --------------
             Working Capital                    1,134,176              789,340
             Long Term Debt                       465,000              465,000
             Shareholders Equity                3,417,181            3,204,760

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

              Cigar and Luxury products sales also increase during holiday periods and summer months, but also sales spurts occur during periods of special sporting events.

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

9.                RISKS OF BUSINESS DEVELOPMENT.

                  The Company has ventured into new lines of product and product distribution (Cigars) in 1997, salon and HBA products in 1999 and internet sales in 1998 and such product and product distribution lines are expected to continue to constitute a material part of the Company's revenue stream. With the addition of these new product and product distribution lines the Company is hopeful of reaching and hopefully exceeding prior historic levels of product sales. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a appreciable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the continued availability of funds from either of these sources.

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

Part II - Other Information

Item 4-Submission of matters to vote of security holders.

1.       There were no reports filed on 8-k for the relevant period.

At the Company's annual meeting on July 5, 2000 the following matters were submitted.


(a) Election of the Company's board of directors, where in the following persons were elected, such persons being all of the same persons then acting as directors.

         The following persons:

                                    For          Against      Abstain
         1. Henry Platek            16,638,969    23,087            -
         2. Mair Faibish            16,638,969    23,087            -
         3. Mitchell Gerstein       14,438,969    23,087    2,200,000
         4. Dominic Marsicovetere   16,638,969    23,087            -
         5. Michael Ferrone         14,438,969    23,087    2,200,000

(b)      To re-elect current auditors.
         Where Belew Averitt LLP the current auditors was re-elected for December 31, 2000:

                              For          Against    Abstain
                              14,436,565   2,218,291  7,200

(c) To amend its certificate of Incorporation to increase its authorized stock to 60,000,000 shares and create a Class B preferred stock.

                               For          Against    Abstain
                               9,136,075    8,883,134    2,456

Item 6- Exhibits and Reports on Form 8-K

(a)      Exhibits - none

(b)      There were no reports filed on 8-k for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Synergy Brands, Inc.

                                          /s/ Mair Faibish
                                          ----------------
                                          By: Mair Faibish
                                          Chief Financial
                                          Officer

Date 08/09/00

                                          /s/ Mitchell Gerstein
                                          --------------------
                                          By: Mitchell Gerstein
                                          Treasurer

Date 08/09/00