Form 10QSB
period 2000-09-30
SYNERGY BRANDS INC
filed 2000-11-13
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 2000

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

                                            [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 6, 2000 there were 16,567,011 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                          Page

         Consolidated Balance sheets as of September 30, 2000          2 - 3
         (Unaudited) and December 31, 1999

         Consolidated Statements of operations for the nine
         months ended September 30, 2000 and 1999 (Unaudited)          4

         Consolidated Statements of operations for the three months
         ended September 30, 2000 and 1999 (Unaudited)                 5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2000 and 1999 (Unaudited)                 6 - 7

         Notes to Consolidated  Financial Statements                   8 - 14

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                15 - 19

         Forward Looking Information and Cautionary                   20 - 24
         Statements

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                    25

                              SYNERGY BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                               September 30, 2000          December 31, 1999
                                                               ------------------          -----------------
                                                                 (Unaudited)
                            ASSETS
Current Assets:
Cash and cash equivalents                                       $ 247,214                  $1,156,032
Accounts Receivable, less allowance for doubtful accounts of
$69,965                                                            691.749                    788,077
Inventory                                                        1,688,860                  1,868,572
Collateral and Security Deposit                                    474,811                    400,900
Other Current Assets                                             1,002,021                      6,505
                                                               ------------------          -----------------
          Total Current Assets                                   4,104,655                  4,220,086

Property and Equipment  - Net                                      668,211                    687,493

Trade Names, net of accumulated amortization of  $449,040        2,245,249                  2,657,440
                                                               ------------------          -----------------

Total Assets                                                     $7,018,115                $7,565,019
                                                               ==================          =================

                              SYNERGY BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                                  September  30, 2000     December 31, 1999
                                                                  -------------------     -----------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note Payable                                                       $  428,522                $  150,000
Accounts Payable & Accrued Expenses                                 2,452,611                 2,916,388
                                                                  -------------------     -----------------

Total Current Liabilities                                           2,881,133                 3,066,338

Long-term debt                                                        465,000                   465,000

Commitments and Contingencies                                               -                         -

Minority Interest                                                      508,818                  682,394

Preferred Stock of Subsidiary                                          178,500                  160,125

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares
authorized                                                                 100                      100
Class B Preferred stock - $.001 per value; 10,000,000
shares     authorized                                                   10,000                        -
Common stock - $.001 par value; 49,900,000 Shares
authorized 15,658,635 and 13,455,510 Shares were outstanding at
9/30/00 and 12/31/99 respectively:                                      15,659                   13,456
Additional paid-in capital                                          28,750,885               25,219,431
Deficit                                                            (22,219,351)             (18,542,575)
Stockholders' notes receivable                                        (405,129)                (331,750)
Advertising and in-kind services receivable from stockholder        (3,000,000)              (3,000,000)
                                                                  -------------------     -----------------
                                                                     3,152,164                3,358,662

Less treasury stock at cost,    1,400 shares                          (167,500)                (167,500)
                                                                  -------------------     -----------------
Total stockholders' equity                                           2,984,664                3,191,162

Total Liabilities and Stockholder's Equity                          $7,018,115              $ 7,565,019
                                                                  ===================     =================


           See Accompanying Notes to Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                               2000              1999
                                                                        ----------------     -------------
Net Sales                                                                    $14,697,865       $10,619,556

Cost of Sales                                                                 13,808,227         9,086,112
                                                                        ----------------     -------------
Gross Profit                                                                     889,638         1,533,444

Selling General and Administrative Expense                                     4,211,281         1,399,515
Depreciation and Amortization                                                    479,328            17,607
                                                                        ----------------     -------------
Operating Income (Loss):                                                     (3,800,971)           116,322
                                                                        ----------------     -------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                  34,602             1,865
   Interest Income                                                                 4,061            67,612
   Interest Expense                                                             (69,669)         (151,226)
                                                                        ----------------     -------------
              Total Other Income (Expense)                                      (31,006)          (81,749)

                                                                        ----------------     -------------

Income (Loss) Before Income Tax and Minority Interest                        (3,831,977)            34,573

Minority interest & dividends on preferred stock of subsidiary                   155,201                 -
                                                                        ----------------     -------------
Net Income (Loss)                                                            (3,676,776)            34,573

                                                                        ================     =============

Income (Loss) Applicable to Common Stock                                    $(3,676,776)          $ 34,573
                                                                        ================     =============

Basic Earnings (Loss) Per Common Share                                          $ (.25)                 -

                                                                        ----------------     -------------
Net Income (Loss) Per Common Share                                              $ (.25)                 -
                                                                        ================     =============
Weighted Average Number of Shares Outstanding                                14,889,600         8,746,437


           See Accompanying Notes To Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                2000                      1999
                                                                        ----------------            ----------------
Net Sales                                                                     $6,078,917                  $3,959,511

Cost of Sales                                                                  5,755,648                   3,567,259
                                                                        ----------------            ----------------
Gross Profit                                                                     323,269                     392,252

Selling General and Administrative Expense                                       930,181                     863,895
Depreciation and Amortization                                                    157,252                       5,869
                                                                        ----------------            ----------------
Operating Income (Loss):                                                       (764,164)                   (477,512)
                                                                        ----------------            ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                   (348)                           5
   Interest Income                                                                     6                      22,537
   Interest Expense                                                             (29,817)                    (52,648)
                                                                        ----------------            ----------------
              Total Other Income (Expense)                                      (30,159)                    (30,106)
                                                                        ----------------            ----------------

Income (Loss) Before Income Tax and Minority Interest                          (794,323)                   (507,618)

Minority interest & dividends on preferred stock of subsidiary                    31,705                           -
                                                                        ----------------            ----------------
Net Income (Loss)                                                              (762,618)                   (507,618)

                                                                        ----------------            ----------------

Income (Loss) Applicable to Common Stock                                    $ (762,618)                 $ (507,618)
                                                                        ----------------            ----------------

Basic Earnings (Loss) Per Common Share                                          $ (.05)                     $ (.05)
                                                                        ----------------            ----------------
Net Income (Loss) Per Common Share                                              $ (.05)                     $ (.05)
                                                                        ----------------            ----------------
Weighted Average Number of Shares Outstanding                                15,417,031                   9,692,062


           See Accompanying Notes To Consolidated Financial Statements

                               SYNEGY BANDS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                              2000                      1999
                                                                       ----------------            ----------------

Cash Flows From Operating Activities:
Net Income (Loss)                                                          $(3,676,776)                    $ 34,573
Adjustments to Reconcile Net Income (Loss)                                            -                           -
From Continuing Operations to Net Cash
  Flows From Continuing Operating Activities:
   Depreciation and Amortization                                                479,328                      17,607
   Non-Cash Expenses                                                          1,905,149                     745,965
   Changes in Operating Assets and Liabilities:
   Minority Interest &Dividends on preferred stock subsidiary                 (155,201)                           -
   Accounts Receivable                                                           96,328                   (553,705)
    Inventory                                                                   179,712                   (907,519)
   Other Current Assets                                                       (575,548)                 (1,031,214)
   Other Assets                                                                       -                   (699,133)
   Accounts Payable & Accrued Expenses                                        (208,372)                   (828,343)
   Income Taxes Payable                                                         (1,739)                     (3,612)
                                                                       ----------------            ----------------

      Net Cash Flows (used in) operating activities                         (1,957,119)                 (3,225,381)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                            (50,630)                    (33,250)
Purchase of  Security Deposit                                                  (71,136)                           -
Proceeds from Stockholder note receivable                                        30,000                           -
                                                                       ----------------            ----------------
       Net Cash Flows (used in)
          in Investing activities                                              (91,766)                    (33,250)

Cash Flows From Financing Activities:
Net Borrowing (Payments) on Notes Payable                                       278,522                           -
Proceeds from Issuance of Common Stock                                          861,545                   2,002,062
Long Term Debt                                                                        -                   1,375,000
                                                                       ----------------            ----------------

Net Cash Flows Provided by Financing Activities                               1,140,067                   3,377,062
                                                                       ----------------            ----------------
Net Increase (Decrease) in Cash                                               (908,818)                     118,431
Cash - Beginning of Period                                                    1,156,032                     325,699
                                                                       ----------------            ----------------
Cash - End of  Period                                                         $ 247,214                   $ 444,130
                                                                       ================            ================


           See Accompanying Notes To Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                              2000          1999
                                                         ----------    ---------
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                             $ 58,949      $151,226
Income Taxes Paid                                         $ 17,072             -

Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Stock issued in exchange for notes receivable             $192,129             -

Stock issued in exchange for prepaid expenses             $419,968             -

Stock issued in exchange for accounts payable             $253,616             -
                                                          ----------   ---------

Total Non-Cash Operating, Investing and
                    Financing Activities                  $865,713             -
                                                          ==========   =========

           See Accompanying Notes to Consolidated Financial Statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000

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

         MARKETABLE SECURITIES

         Management determines and appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. No securities were outstanding at September 30, 2000.

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

         ADVERTISING

         The Company expenses advertising and promotional costs as incurred. Advertising expense for the nine months ended September 30, 2000 was $328,681.

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

2.       COLLATERAL SECURITY

         At September 30, 2000, the Company had a $474,811 security deposit with a major supplier, which serves as collateral for credit purchases made by the Company from the supplier.

3.       PROPERTY AND EQUIPMENT

         Property and equipment as of September 30, 2000 consisted of the following:

         Office equipment                                        $ 95,496
         Machinery and equipment                                   48,825
         Furniture and fixtures                                   234,413
         Leasehold improvements                                   416,048
                                                                 ----------
         Less accumulated depreciation and amortization           (126,571)
                                                                 ----------
                                                                 $668,211

4.       INVENTORY

         Inventory as of September 30, 2000 consisted of the following:

         Salon finished goods        $  702,822
         Tobacco raw materials          495,534
         Tobacco finished goods         490,504
                                      ---------

                                     $1,688,860
                                     ==========

5.       LINE OF CREDIT AND LONG-TERM DEBT

         Revolving line-of-credit with a finance company, with
         interest at prime plus 2%; collateralized by accounts
         receivable and corporate guarantees.                     $428,522

         Unsecured note payable to minority stockholder,
         with interest at 7.5% payable semi-annually beginning
         June 1, 2000 through maturity on November 23, 2002.      $465,000
                                                                  --------
6.       MINORITY INTERESTS                                       $893,522
                                                                  ========
         PCW was incorporated in October 1997 with 7,750 shares of authorized $.001 par value common stock. At December 31, 1998, PCW had 1,000 shares of common stock outstanding, which were issued at par value. The Company owns 66% of the common stock and an outside investor owns the minority interest. For financial reporting purposes, the assets, liabilities, results of operations and cash flows for PCW are included in the Company's consolidated financial statements and the outside investor's interest is reflected in the preferred stock of subsidiary.

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $73,500 of preferred stock dividends payable at September 30, 2000. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the referred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

         BB was formed in June 1999 and in November 1999 was authorized to isuue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At September 30, 2000, BB had 9,000,000 shares of Class A common stock and 900,000 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock is owned by the minority interest (see Note 7). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB is reflected in minority interest liability.

7.       STOCKHOLDERS' EQUITY

         In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 7,681,813 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers. In November 1999, Synergy entered into a stock purchase agreement with Sinclair Broadcast Group, Inc. (Nasdaq symbol SBGI) ("SBG") whereby SBG purchased 2,200,000 shares of Synergy's restricted $.001 par value common stock for $4,400,000. The purchase price consists of $1,400,000 cash, a credit for a minimum of $2,000,000 of radio advertising and a credit for a minimum of $1,000,000 of certain in-kind services, as defined.

         In November 1999, BB entered into a stock purchase agreement with SBG, whereby SBG purchased 900,000 shares of $.001 par value Class B common stock in BB for $765,000 cash. The Class B common shares constitute 50% of the voting power of the common stock issued and outstanding. At September 30, 2000 Sybr owned 9,000,000 shares of Class A common stock and SBG owned 900,000 shares of Class B common stock.

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

         The following is a summary of such stock option transactions for the nine months ended September 30, 2000 in accordance with the Plan and other restricted stock option agreements:

                                                                       Weighted
                                                                       Average
                                                    Number of          exercise
                                                    Shares             price
                                                    ------------      ----------
         Outstanding at December 31, 1999           4,565,600          $  .60
         Granted                                      655,000            2.90
         Exercised                                   (544,980)            .89
         Outstanding at September 30, 2000          4,685,620            1.65
                                                    ========
         Option price                              .25- 4.00
                                                    ========
         Available for grant:
         December 31, 1999                                 -
                                                    ========
         September 30, 2000                                -
                                                    ========

         The Company applies APB 25 in accounting for its stock options. Compensation costs related to options and charged to operations were $212,650 in the nine months ended September 30, 2000. Had compensation costs for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           2000
         Net income (loss):
         As reported                                 $ (3,676,776)
                                                        ==========
         Pro forma                                   $ (4,349,662)
                                                        ==========
         Net income (loss) per common share:
         As reported                                 $       (.25)
                                                        ==========
         Pro forma                                   $       (.29)
                                                        ==========

         The weighted-average contractual life of options outstanding at September 30, 2000 was approximately 4 years. The fair value of each option grant is estimated using the Black-Shoales option-pricing model with the following weighted-average assumptions used:

                                               2000
                                            -----------
         Dividend yield                              0%
         Expected volatility                         0%
         Risk-free rated of return           6.17-6.74%
         Expected life                      1 to 5 years

8.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office and warehouse space in Wilmerding, Pennsylvania, Syosset, New York, and Miami, Florida under operating leases expiring in July 2002, April 2001, and January 2001, respectively. The Company is also leasing vehicles under operating leases expiring in 2004. Rent expense for nine months ended September 30, 2000 was $92,731. Future minimum lease payments under non-cancelable operating leases as of September 30, 2000.

         Year ending December 31,

                  2000          30,732
                  2001          88,386
                  2002          57,208
                  2003          22,871
                  2004             553
                             ---------
                               199,750
                             ==========

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

9.       SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of September 30, 2000 as shown below:



                                    Grocery,
                  Beauty            Health &
                  Products          Beauty               B2B          B2C            Total


Revenue
1999           $ 2,188,219         7,186,473           523,568      721,296     10,619,556
2000             2,097,532                 -        11,612,607      987,726     14,697,865

Net earnings
1999            $    70,569          516,202            29,932     (582,130)        34,573
2000               (968,965)               -           104,863   (2,812,674)   (3,676,776)

Identifiable assets
1999             $1,012,267        6,413,655           453,849    2,199,986     10,079,757
2000              3,538,348                -         1,485,981    1,993,786      7,018,115

Interest expense
1999             $   53,851           97,375                 -            -        151,226
2000                 32,922                -            10,299       26,448         69,669

Depreciation and Amortization
1999             $       -            17,607                 -            -         17,607
2000                379,116                -               750       99,462        479,328


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

         Synergy Brands's Internet strategy includes the internal development and operation of subsidiaries as well as taking positions in other Internet companies that have demonstrated synergies with its own core businesses. The strategy also fosters opportunities for synergistic business relationships among the Internet companies within its portfolio. Additionally, management will focus the Company's resources on creating a diversified network of Internet businesses that would be potentially attractive IPO or M&A candidates.

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

1.       BEAUTYBUYS.COM

         Synergy Brands and Sinclair Broadcast Group, Inc. (NASDAQ: SBGI) jointly own BeautyBuys.com. The B2C e-commerce site - accessible via www.BeautyBuys.com - is a virtual beauty department store consisting of over 7,000 unique brands, including salon hair and skin care items, designer fragrances and cosmetics and consumer health and beauty care products.

         Sinclair Broadcast Group (NASDAQ: SBGI), the largest independent TV network in the United States, acquired a 50% voting interest in BeautyBuys.com for up to $69.4 million in advertising, cash and in-kind services. Advertising credits are valued at the best rates a cash customer received for the aired spots in their time slots.

         * Sinclair covers 62 stations in 40 markets reaching 80 million viewers in the United States and Canada.

         * Sinclair is the largest affiliate network for the FOX, WB and UPN television networks in the United States.

         * BeautyBuys.com handles approximately 125,000 monthly unique visitors, with an average of 15 minutes stay per unique visitors. It is estimated that over 60% of the traffic comes from TV advertising.

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

         In just one year of operation, BeautyBuys.com has been recognized as one of the top Web sites of its kind by such publications as FamilyCircle, Mademoiselle, Women's Wear Daily, Drug Store News and Business 2.0 magazine. The Web site is continuously being improved to provide photos of products, full product description and color shading of makeup. Within BeautyBuys we also operate a turn key fulfillment center that handles all of the order flow for BeautyBuys business. This center also acts as a fulfillment arm for third party e-commence vendors.

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

         DealByNet is being developed to become an end-to-end solution ASP that makes the grocery and health and beauty aids business as efficient as the other ECN markets created in the brokerage business such as Instinet and Island that utilize state-of-the-art SQL technology to provide the necessary data for its vendors and customers to streamline the market place via an efficient electronic network.

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

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

               Total sales were $6 million for the third quarter ended September 30, 2000, representing a 54% increase over the $4 million reported one year earlier. Revenues for the nine-month period ended September 30, 2000 increased 38%, totaling $14.7 million compared to $10.6 million reported in 1999. Pro forma net loss for the third quarter was $137,547, or $0.01 per share, representing a 72% improvement over Pro forma net loss of $507,618 or $0.05, during the third quarter of 1999. For the nine-month period ended September 30, 2000, Pro forma net loss was $808,438, or $0.05 per share, compared with a Pro forma profit of $34,573 for the first nine months of 1999. We attribute this growth to our dealbynet B2B operation. Pro forma figures exclude one time and non-cash charges.

         Additionally, third quarter Internet sales climbed by 494% to 5.4 million compared with $906,731 in 1999. Likewise, for the nine months ended September 30, 2000, Internet sales rose to $12.6 million, exceeding the $1.2 million reported for the first nine months of 1999 by a record 912%.

         Overall, the Company reported a 762,618 loss or $.05 per share for the third quarter as compared to $507,618 loss or $.05 per share for the same period in 1999.

         The Company's operating divisions performed extremely well in the third quarter by showing record results. Synergy currently operates through four operating subsidiaries including dealbynet.com, the company's B2B supply chain management business; PHS Group, the Company's chain drugstore distribution business; BeautyBuys.com, the Company's B2C fragrance and beauty Internet site, and NetCigar.com, representing the Company's luxury products and premium cigar business.

         Sales increase more than 20-fold for the Company's Dealbynet.com, Inc. subsidiary in the nine months ended September 30, 2000 to $11.6 million compared to the prior period. Operating profit represented 40% of the Company's total operating margin and management expects dealbynet to grow at a rate of more than 100% per year for the next three years.

         PHS Group, Synergy Brands' fulfillment operation, has remained the backbone of the Company's procurement power. PHS has maintained its economies of scale to allow for efficient buying so that Beautybuys.com can maintain above average operating margins. In addition, PHS also contributed over 40% of the Company's operating margins as the B2C platforms have expanded.

         Synergy's Netcigar.com Web site reported more than five-fold growth for the nine months ended September 30, 2000. Synergy plans a $3 million advertising campaign for both of its B2C subsidiaries during the upcoming holidays.

                                3 Months         3 Months       9 Months        9 Months
                                   Ended            Ended          Ended           Ended
                               9/30/2000        9/30/1999      9/30/2000       9/30/1999
                             --------------  ------------     -------------  ------------
Internet Sales               $ 5,387,490     $    906,731     $12,600,333    $  1,244,864
Non-internet sales           $   691,427     $  3,052,780     $ 2,097,532    $  9,374,692
Total Sales                  $ 6,078,917     $  3,959,511     $14,697,865    $ 10,619,556
Per share                    $      (.05)    $       (.05)    $      (.25)   $          -
Net Profit (loss)            $  (762,618)(a) $   (507,618)    $(3,676,776)(b)$     34,573
Weighted Average Shares      $15,417,031     $  9,692,062     $14,889,600    $  8,746,437


         (a) Includes $625,071 of non cash charges and one time charges in connection with the development of the Company's sites and marketing and advertising for the branding of the e-commerce properties for the three months ended September 30, 2000.

         (b) Includes $2,868,000 of non cash and on time changes with the development of the Company's sites and marketing for the branding of the e-commerce properties for the nine months ended September 30, 2000.

Revenues by Operating Subsidiaries:

                      9 Months       9 Months    3 Months      3 Months
                         Ended         Ended        Ended         Ended
                       9/30/00       9/30/99      9/30/00       9/30/99
                  ------------   -----------  -----------   -----------
dealbynet         $ 11,612,607   $   523,568  $ 5,055,097   $   523,568
PHS Group         $  2,097,532   $ 2,188,219  $   691,427   $   820,641
BeautyBuys.com    $    612,722   $   643,702  $   176,269   $   309,121
Netcigar          $    375,004   $    77,594  $   156,124   $    74,042

Total             $ 14,697,865   $ 3,433,083  $ 6,078,917   $ 1,727,372

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $1.2 million at September 30, 2000, a 7% increase from the second quarter of 2000.

     The Company's Business to Business operation, DealByNet is expected to be profitable in fiscal 2000. The Company's main operating subsidiaries,
BeautyBuys.com Inc. and SYBR.com are expected to incur losses in 2000. The Company believes that it has sufficient working capital and resources to grow and expand the businesses of its operating subsidiaries. However, there can be no assurances that additional capital would not be required in the event the Company's business grows beyond its operating budgets. PHS Group (DealByNet.com) secured a line of credit from GE commercial services to finance up to 90% of its accounts receivable at a rate of prime plus 2. As of Septmeber 30th, its balance totaled $428,000. The Company believes that its line of credit should be able to finance the needs of its Business to Business operations.

     Synergy Brands, Inc. has executed a media deal with Premiere Radio Networks, Inc. in which radio advertising is being exchanged for 500,000 shares in Synergy Brands as part of $1 million radio advertising campaign. The Company will utilize the radio time to broadcast commercials for Netcigar.com, featuring the company's spokesman Bo Dietl. This deal further requires a $500,000 cash commitment to be spent over a 15 month period.

     Synergy Brands' Netcigar.com B2C subsidiary is one of the leading e-commerces sites for premium cigars and luxury products. The commercials will air nationally on some of the most listened to talk radio broadcasts in the country, including Rush Limbaugh, Jim Rome, and the recently launched Fox Sports Radio Network. Netcigar.com's advertisements will be aired during numerous seasonal campaigns, beginning with the upcoming holiday period and continuing throughout 2001.

     The Premiere deal represents yet another step in our plan to develop strategic partnerships with the largest and best media companies.

     Premiere Radio Networks, Inc., a subsidiary of Clear Channel Communications (NYSE: CCU), syndicates more than 60 radio programs, to more than 7,800 radio affiliations and reaches over 180 million listeners weekly. Premiere is the number one radio network in the country and features the following personalities: Rush Limbaiugh, Dr. Laura Schlessinger, Jim Rome, Rick Dees, Casey Kasem, Dr. Dean Edell, Bob (Kevoian) and Tom (Griswold), Phil Hendrie, Leeza Gibbons, Michael Reagan, Mike Siegel, Dave Koz, Blair Garner, Lionel and others. Premiere is based in Sherman Oaks, Calif., with eleven offices nationwide.

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

                                             Selected Financial Date
                                             -----------------------
                                    September 30, 2000      December 31, 1999
                                    ------------------      -----------------
          Working Capital                    1,223,522              1,153,748
          Long Term Debt                       465,000                465,000
          Shareholders Equity                2,984,664              3,191,162

SEASONALITY

     The Company expects lower sales volume for Dealbynet in the fourth quarter due to the reduced number of selling days resulting from the concentration of holidays in the quarter.

     Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Easter, Mother's Day, Father's Day, and Valentine's Day.

     Cigar and Luxury products sales also increase during holiday periods and summer months, but also sales spurts occur during periods of special sporting events.

INFLATION

     The Company believes that inflation, under certain circumstances, could be beneficial to the Company's Dealbynet business. When inflationary pressures drive product cost up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures.

     However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company''s credit costs, thereby reducing its profits.

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

6.       COMPETITION.

              The Company is subject to intense competition in its promotional grocery, and premium handmade cigars businesses. While these industries may be highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service and product quality and origin.

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

8.       POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

              Synergy currently qualifies for trading on the Nasdaq Small Cap system. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with the alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's stock is presently and for much of the last quarter has traded under a $1.00 bid and the Company has received notice from NASDAQ of delisting if the trading level is not brought back over $1.00 bid. The Company's common stock has previously consistently remained at NASDAQ trading levels above $1.00 bid over the past year and such historical stability combined with the Company increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its subseptibilty to market deficiencies is in a much lessened state then in years past and that the Company will see its trading level for its common stock increase to acceptable NASDAQ standards, but of this there can be no assurance.

9.       RISKS OF BUSINESS DEVELOPMENT.

              The  Company  has  ventured  into new lines of product and product distribution (Cigars) in 1997, salon and HBA products in 1998 and internet sales in 1999 and such product and product distribution lines are expected to continue to constitute a material part of the Company's revenue stream. With the addition of these new product and product distribution lines the Company is hopeful of reaching and hopefully exceeding prior historic levels of product sales. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a appreciable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the continued availability of funds from either of these sources.

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

(a) No matters were submitted to vote of shareholders for the third quarter ended September 30, 2000.

Item 6- Exhibits and Reports on Form 8-K

(a)      Exhibits - none

(b)      There were no reports filed on 8-k for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Synergy Brands, Inc.
                                   /s/ Mair Faibish
                                   --------------------
                                   /s/ Mair Faibish
Date: 11/06/00

      /s/ Mair Faibish
--------------------------
By:   /s/ Mair Faibish
Chief Executive Officer

                                   Synergy Brands, Inc.
                                   /s/ Mitchell Gerstein
                                   --------------------
                                   /s/ Mitchell Gerstein
Date: 11/06/00

      /s/ Mitchell Gerstein
---------------------------
By:   /s/ Mitchell Gerstein
Treasurer