Form 10KSB
period 2000-12-31
SYNERGY BRANDS INC
filed 2001-04-02
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000.
                         Commission file number 0-19409

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 31, 2001, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for March 21, 2001) approximately $9,700,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 31, 2001 was 19,239,045.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held June 2000 are incorporated by reference in Part III (for other documents incorporated by reference refer to Exhibit Index at page 48)

                                     PART I

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

     SYBR's Internet strategy includes the internal development and operation of subsidiaries as well as the taking of strategic positions in other Internet companies that have demonstrated synergies with SYBR's core businesses. The
Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. SYBR and its consolidated subsidiaries have developed Internet properties that facilitate internet product sales and procurement as well as strategically partnering with off line and on- line media companies to build revenues. SYBR's business strategies are focused on developing business opportunities in three related sectors Business to Consumer (B2C) Business to Business (B2B) and Enterprise Integration (EI). At March 31, 2001 SYBR's Internet subsidiaries included BeautyBuys.com (100% voting interest through the Company's wholly owned subsidiary SYBR.com Inc.) Netcigar.com (wholly owned by SYBR.com Inc.), SYBR.com Inc. as well as PHS Group (a subsidiary of BeautyBuys.com Inc.). Supply Chain Supply Chain Technologies Inc. (wholly owned by SYBR.com) and Dealbynet.com Inc. (wholly owned by Supply Chain Technologies Inc.) BeautyBuys.com is a leading online Business to Consumer beauty department store consisting of thousands of unique nationally branded beauty products. In addition the Company has developed through BeautyBuys.com Inc. Dealbynet.com as an internet domain further developed independently as SYBR's supply chain integration model for its Business to Business platform being developed in the Health and Beauty (HBC) as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Business to Business Internet operations. The facility allows for automated order processing, inventory management and customer service. PHS Group Inc. is a subsidiary of BeautyBuys.com Inc. Supply Chain Technologies was recently formed to utilize, further develop and market a parallel internet platform to that developed by SYBR's subsidiary Dealbynet designed to accommodate distribution and inventory management logistics for other industries.

     SYBR over the last fiscal year has also established strategic alliances with media and technology partners in a way that minimizes cash outlay by offering equity in SYBR for media and technology credits. With such transactions not only does SYBR conserve its cash assets but also it gains the interest of important media partners.

     In November of 1999 SYBR sold a 50% voting interest in BeautyBuys.com to Sinclair Broadcast Group (NASDAQ: SBGI), the largest U.S. independent Television broadcaster (see Form 8K filed 12/7/99). Sinclair owns 62 television stations in 40 U.S. markets reaching approximately 25% of the U.S. population. As part of the purchase Sinclair also acquired a 16.5% equity stake in SYBR, thereby making Sinclair the largest shareholder of SYBR. Subsequently in December 2000 SYBR made a strategic sale of a portion of its television advertising credits from Sinclair to ICON International, one of the largest media barter enterprises in the United States, for a combination of cash and other trade credits. As part of the sale Sinclair reconveyed to SYBR Sinclair's stock interest in BeautyBuys.com making such again a wholly owned subsidiary of SYBR.

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

     The present focus of the Company is on product sales through internet channels on a B2C and B2B basis and on the utilization of proprietary technology to accomplish this objective.

     THE COMPANY'S CORPORATE OFFICE IS LOCATED AT 40 UNDERHILL BLVD., SYOSSET, NEW YORK 11791, AND ITS TELEPHONE NUMBER IS (516) 682-1980. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYNERGYBRANDS.COM.

B.       INTERNET SALES

         1. DEALBYNET.COM.

     Dealbynet.Com Inc. is a subsidiary of Supply Chain Technologies (wholly owned subsidiary of Synergy Brands Inc. through SYBR.com Inc.) and was formed and functions as the Company's B2B platform for sale of HBC products as well as other grocery products marketed and sold through the Company's efforts.
Dealbynet has developed a sophisticated state of the art B2B platform designed to streamline supply chain management and reduce procurement and distribution expenses in the grocery and HBC industry. Their internet site (www.dealbynet.com) is designed for the procurement professional to access data and manipulate its value across multiple logistical platforms.

     There are current internet based product exchanges developed to accomodate mainly the grocery industry's needs to have prompt access to both availability of product and pricing. The two main participants in this area of wholesale product distribution assistance, Uniform Code Council (UCCnet) and Transora, as well as others, have recently announced an alliance, each being backed by major grocery product manufacturers. The internet product exchanges and information therefrom will be capable of integrating through the Dealbynet system which is compatible and integrates with such product exchange so as to access the information supplied therefrom and is to be utilized as an adjunct thereto and is designed to customize acquisition to product availability and pricing to the individual subscriber to the dealbynet platform. Accordingly the dealbynet system is designed to offer the following advantages to its subscribers, regardless of size and market share:

         1. Provides capacity for manufactures, wholesalers, distributors and retailers to real-time data via XML and EDI enterprise integration.

         2.  Facilitates  and  streamlines   sales,   procurement,   logistical,
         financial and merchandising activities.

         3. Automatically presents customized offerings and pricing depending upon user profile.

         4. Enables users to process, track and manage orders.

     DealByNet has developed customer profiling database relationships for streamlining web order management in the grocery industry. Beta testing for the P&G pilot web order system, which was initiated in 1998, encouraged the company to develop DealByNet.com. The company has also taken the necessary steps to build enterprise integration (EI) connectivity tools that allow key data files to seamlessly flow through DealByNet. An alliance partner will be required for EI and other connectivity applications.

     The DealByNet exchange enables customers to search and find items online by replenishment cost, and intends to provide solutions for supply chain efficiencies that are expected to reduce purchasing errors, as well as transportation and storage costs, while increasing flexibility and access to real-time data via XML/EDI middleware. DealByNet is one of the first communities that focus on the Costco, Sam's and BJ's Wholesale Club streamline logistics models to drive fast-moving, nationally branded grocery products to its customer's docks via the internet. DealByNet focuses on selling the top moving national brands in the Grocery industry by creating direct store delivery programs, thus avoiding costly warehousing and distribution costs. DealByNet does not replace the full-line wholesaler, but supplements their efficiencies by carefully selecting and profiling the cost of delivery of each selected product and creating a more effective supply chain for these items.

     To support this initiative, DealByNet initiated a trade campaign to inform suppliers, manufacturers, wholesalers, shippers and distributors on how to change costly distribution habits through a streamline logistics model. (SLM) Dealbynet represents approximately 80% of the company's revenues and Fiscal 2000 and is expected to be the fastest growing business of the company for fiscal 2001.

         2. BEAUTYBUYS.COM.

     In the first quarter of 1999 the Company established through its subsidiary BeautyBuys.Com Inc. an e-commerce website (www.BeautyBuys.com) to offer direct to the consumer via internet sales on a non-exclusive basis a popular selection of nationally branded beauty care products, including salon hair and skin care items, designer fragrances and cosmetics, and consumer health and beauty care products, most being previously sold by the Company as part of its traditional distribution business. BeautyBuys.com Inc. has further expanded its internet operations into B2B sales of most products offered through its retail internet sales as well as adapting much of the Company's historical wholesale product trade outside the health and beauty care industry to the B2B platform. Advertising on radio, television and on-line channels was an integral part of the overall traffic-building plan for BeautyBuys.com. To further this area of expanded awareness of the BeautyBuys.com presence in the marketplace the Company has established for BeautyBuys.com a strategic alliance with a material advertising source in Sinclair Broadcasting Inc., and plans to partner with others.

     In November of 1999, Sinclair Broadcast Group, Inc. (NASDAQ Symbol, SBGI) acquired a 50% voting interest in BeautyBuys.com, Inc., in exchange for a significant amount of advertising on television within the Sinclair network of 62 television stations, in 40 markets and in-kind services. Sinclair provided production, creative services, media planning and exclusive placement in their online communities through their assistance and advertising time by contract devoted to BeautyBuys.com. The partnership with Sinclair Broadcast Group, Inc. and the exchange of media for equity, the Company believes was a milestone that accelerated the growth and development of BeautyBuys.com, Inc. In addition to the considerable media resources that are now available to BeautyBuys.com, Inc, there is a wealth of advertising and media management expertise that Sinclair is providing to the partnership. Sinclair owns and/or programs 62 television stations in the United States that reach almost 25% of the television viewing population in 40 markets that focus on the American middle market. Sinclair stations are affiliated with the 4 major networks (ABC, NBC, CBS, FOX) as well as Warner Bros. and UPN. The Sinclair partnership affords the Company many unique opportunities, in television advertising (including infomercial production and broadcasting), editorial and public relations coverage, and product development. The financial strength and support of Sinclair is also proving to be a major benefit to BeautyBuys.com, Inc., and is excepted to be leveraged by BeautyBuys to attract other media partners. Sinclair is the largest FOX & WB affiliates network in the US. (see 8-K filed December 7, 1999) SYBR in December 2000 did in fact arrange for strategic sale of a portion of the media credits from Sinclair Broadcasting, such being sold to ICON International, one of the largest media barter enterprises in the United States, the sale being made for a combination of cash and trade credits, the trade credits further allowing for SYBR to acquire product from manufacturers also bartering product through ICON without any further cash outlay. As part of the media credits sale Sinclair reconveyed their interest in BeautyBuys.com to SYBR making BeautyBuys.com again a wholly owned subsidiary of SYBR.

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

     These services and systems use a combination of BeautyBuys' own proprietary technologies and commercially available licensed technologies. Products acquired for resale by BeautyBuys.com Inc. are shipped in bulk to the Company's warehouse facility. BeautyBuys maintains inventory on 50% of its products and has arrangements to purchase the balance of its needs on a "Just-in-time" basis. All orders are assembled in a single facility for shipment to the customer via UPS or confirmed priority mail.

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

     BeautyBuys believes that the breadth and depth of its product selection, together with the flexibility of its online store and its range of helpful and useful product information and other shopping services, enables BeautyBuys.com to provide a strong merchandising strategy. BeautyBuys continues to develop its web site through value added technologies, strategic partnerships and marketing programs. To date it has developed interest from in excess of 25,000 business affiliates and over 100,000 on-line customers. The web site currently receives in excess of 150,000 unique visitors per month with the average time visiting on site in excess of 13 minutes. BeautyBuys uses sophisticated micro-marketing techniques to increase its sales and enhance the customer shopping experience.

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

         BeautyBuys has programs that allow it to provide samples of products designed as personal gifts. BeautyBuys also plans to use sampling to work with manufacturers to introduce new products.

     BeautyBuys competes with several online merchants including Perfumania.com, Gloss.com, Beauty.com, Planet Rx, Drugstore.com, ibeauty.com and others. In addition, BeautyBuys competes with the traditional $100 billion retail market including department stores, chain stores and mass merchandisers. BeautyBuys' competitors can be divided into several groups: chain drugstores, such as Walgreen's, CVS and Eckerd; mass market retailers such as Wal-Mart, Kmart and Target; supermarkets, such as Safeway, Albertson's and Kroger; warehouse clubs; and mail order and major department stores, such as Nordstrom, Macy's and Bloomingdales. Each of these competitors offers one or more of the health, beauty, wellness and personal care product categories as offered BeautyBuys on and through its website.

     At this time there is no online vendor known to BeautyBuys that dominates the beauty and health care market. BeautyBuys believes that with its quality selection, competitive pricing, advertising, customer profiling and technology, it can become dominant in this industry. The Company plans to focus on direct consumer marketing and horizontal growth to expand its online beauty business. To that end BeautyBuys has acquired an additional site that selectively sells beauty products labeled including frangrancesalon.com.

         Management believes that the following are principal competitive factors in the market place wherein it operates, all of which are acknowledged to exist and are focused upon in BeautyBuys' operations: Brand recognition, Selection, Convenience, Price, Website performance and accessibility, Customer service, Quality of information services, Reliability and speed of order shipment.

         3. NETCIGAR.COM

     In July 1999, the Company launched through its subsidiary NetCigar.com Inc. a web site (www.netcigar.com) for sale of premium cigar products. Through NetCigar.com Inc. the Company offers information and sales on a variety of cigars and cigar related products and content, including cigar news and events, editorials, and an array of cigars and cigar products of both proprietary labels and other popular brands. The Company also markets humidors, and sells golf oriented gifts and apparatus. The Company has a long term warehousing arrangement in Miami, Florida for storage of mainly its proprietary cigars. There are no retail stores to upkeep. NetCigar.com Inc. is not locked into any traditional pricing mode for sale of its products so marketing quality products at significant discounts is possible and is a large part of its business. NetCigar's web site adds convenience to customer and potential customer shopping by being open and available 24 hours a day, seven days a week for access from anywhere that a consumer has internet access. A significant portion of NetCigar's web site design is proprietary and NetCigar has had the site designed and has developed the site to accommodate specific marketing and record keeping requirements to enhance customer service. NetCigar in October 2000 entered an arrangement through SYBR for media coverage through Premiere Radio Networks Inc. (Premiere"), a subsidiary of Clear Channel Communications (NYSE:CCU). Premiere syndicates more than 60 radio programs to more than 7800 radio affiliations and reaches over 180 million listeners weekly. More particularly Premiere exchanged $1 million of Radio media credits for stock in SYBR and cash.

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

     NetCigar competes with many and varied sources for cigar products in a $1 billion market both large and highly fragmented. No single traditional retailer competes against the Company in all of its product lines and there are an array of recently developed e-commerce cigar sites. The largest competitor, JR Cigars has only recently developed an e-commerce web site for its product sales as an adjunct to their traditional brick and mortar retail stores and catalogue sales. It is estimated that JR Cigars has approximately at 14% present market share. No other competitor is known to have more than 5% market share.

     Traditional pre-internet cigar sales has evolved through the following four categories of retailing, which together remain the main source of cigar marketing:

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

         4. SUPPLY CHAIN TECHNOLOGIES INC.

         This recently formed subsidiary was created to coordinate development of the B2B internet platform designed for and by Dealbynet.com (as discussed under Dealbynet.com section supra) and expand it to present the supply chain technology to industries independent of the sale of grocery and health and beauty care products, marketing of which is handled by certain of the other SYBR subsidiaries as previously discussed. The Company realized through its experience in product marketing, procurement and supply, that the cost of getting product from the manufacturing facility to the retail outlet can represent a significant percentage of merchandise cost. Further the Company realized that inefficiencies in the distribution system provides a significant opportunity to introduce substantial savings in the distribution and inventory management of manufactured products in a wide range of industries.

     In order to capitalize on these cost saving opportunities and utilize the state of the art platform developed for the Company's Dealbynet subsidiary, a parallel platform was designed to accommodate distribution and inventory management logistics for other industries. As an Applications Service Provider
(ASP), Supply Chain Technologies can offer companies outside the grocery industry flexible customization of the platform. This provides Synergy Brands, Inc., with the opportunity to generate substantial profits from the technology expertise it has developed. In addition to licensing revenue, Synergy can benefit from on going maintenance and up grade revenue from companies that utilize the Supply Chain Technologies platform.

         5. FUTURE INTERNET SITES.

         The Company plans to develop and/or partner with new e-commerce sites that complement its strategy of branding through media partnerships.

C.   NON-INTERNET SALES.

     The Company services on a direct store basis through its subsidiary BeautyBuys.com Inc and affiliated parties several drug store and supermarket chains in the Northeast United States and numerous other retail outlets for the sale of hair and skin care products available to the Company through contacts made in the industry. Similar products are also made available to be sold direct to the consumer via internet sales (see "B. Internet Sales" supra). In this product area Company affiliated sources stock the designated store shelves on the design of the planogram developed by Company affiliates which service is offered at no additional charge which aspect of sales helps maintain the client as long as awareness is maintained of and remedies for deficiencies are made in product shelf storage as it occurs. This aspect of the Company's business presently accounts for only a minority of its operations and products sales and is operated also through the Company's subsidiary BeautyBuys.com Inc. through its subsidiary PHS Group Inc.

D.   COMPETITION

         The Company is small in both physical and financial attributes in comparison to many of its competitors in the marketing of grocery, health and beauty care products and cigars, and other business areas in which it participates. Such differences however do not act as a material hindrance to operations in e-commerce because where the traditional over the counter retailer model of business was location oriented, internet sales are not burdened with such fixed overhead. Access to product remains important but the Company is confident of the continued availability of product from it fulfillment sources with whom the Company has successfully acquainted itself or developed in house. For further discussion of particular competitive concerns in the e-commerce area of the Company's business refer to the particular discussion of the internet sales areas of business operations of the Company through its subsidiaries as heretofore-described (see Internet Sales, supra) The Company's knowledge and experience in and devotion to its business, receptiveness to general customers, and service, should also continue to benefit its operations and continue to allow it to compete with its more financially endowed competitors.

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

                                 BeautyBuys.com
                                  NetCigar.com
                                SynergyBrands.Com
                                  DealbyNet.com
                              Frangrancesalon.com
                         SupplyChainTechnologies.com

F.   SEASONALITY

     The Company generally experiences lower sales volume in the first quarter and a stronger fourth quarter in its B2B operation.

     Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar products sales also increase during holiday periods and summer months, but also sales spurts occur during periods of special sporting events.

G.   SHIPPING AND HANDLING

     Products sold on a B2B basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by common carriers. All B2C orders are consolidated in company owned fulfillment facilities then packed and shipped to the customer within 7 days mainly by UPS. Approximately 50% of product inventory is in warehouse stock and 50% is purchased by the Company on an as needed "just in time" basis. The Company does not own its trucks and is dependent on common carriers in the trucking industry. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages, which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

     The Company purchases Name Brand Grocery Products and HBA products for its dealbynet.com business to be sold B2B in truckload quantities to take advantage of better pricing from the supplier and lower freight costs. The Company does not foresee difficulty in arranging additional trucking if it increases its business volume. The Company has arranged for warehousing when and where necessary, on a contract basis and has thereby eliminated the existence of and need for centralized warehousing.

H.   TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various copyrights, trademarks, tradenames, and domain names in its internet business. The Company has obtained a wholesale pharmaceutical license through the New York State Department of Education, but to date has not utilized it. The Company has worldwide rights to the "Suarez Gran Reserva", "Breton Legend", "Anduleros", "Don Otilio","Alminante" "Nativo" and various other trade names in marketing of premium handmade cigars. The cigar tradenames are owned by Gran Reserve Corp. as licensee, an unaffiliated entity. Others are owned directly by the Company or where applicable and appropriate by BeautyBuys.com Inc.

I.   EMPLOYEES

     The Company and its subsidiaries in the aggregate as of the date of this report employ and contract 26 full time/part time persons all of whom work in executive, administrative, marketing, data processing, accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored. The Company does lease and staff its warehouses in New Jersey and Florida from where it facilitates storage, sorting, packing and shipping of products sold in its BeautyBuys.com web site. Otherwise warehousing is contracted on an as needed arrangement staffed through the warehousing entity contracted with except for supervisory personnel hired by the Company.

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

     Additional efforts by the FDA to increase regulation over tobacco and tobacco-related products have been forestalled by a recent decision in the Fourth Circuit of the U.S. Court of Appeals. In August 1998, that court ruled that the FDA lacks jurisdiction to regulate tobacco products and struck down all the provisions of the FDA's 1996 regulations. Brown & Williams v FDA, 153 F.3d 155 (4th Cir. 1998). The Fourth Circuit denied a U.S. Department of Justice petition for rehearing by the Panel or en banc.

     On January 19, 1999, the Solicitor General filed a petition for a writ of certiorari requesting the U.S. Supreme Court review the August 1998 decision of the Fourth Circuit. On March 21, 2000 the U.S. Supreme Court ruled that the FDA lacks the power to regulate tobacco products. The U. S. Department of Health and Human Services ( the "HHS") Inspector General issued a report in February 1999, urging the Federal Trade Commission to require cigars to carry warning labels similar to those contained on cigarette packages. This report marks the first time that cigars have specifically been identified for increased regulatory oversight by a federal health agency.

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

         Federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986. Although there is no federal law currently requiring that cigars or pipe tobacco carry such warnings, California has enacted legislation commonly referred to as "Proposition 65" requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Although similar legislation has been introduced in other states, the Company is not aware of any action taken. There can be no assurance that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation. Consideration at both the federal and state level also has been given to consequences of tobacco on others that are not presently smoking (so-called "second-hand" smoke). There can be no assurance that regulations relating to second-hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

     The U.S. Environmental Protection Agency (The"EPA") published a report in January 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. Issuance of the report, which is based primarily on studies of passive cigarette smokers, lead to further legislation designed to protect non-smokers. Also, a study recently published in the Journal of Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. The study and these reports could affect pending and future tobacco regulation and litigation.

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

         Litigation against the cigarette industry has historically been brought by individual cigarette smokers. The United States Supreme Court has ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumer about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud, or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry appear to have been generally unsuccessful. However, in February 1999, a jury in California awarded plaintiffs a total of $51,500,000 in compensatory and puntive damages.

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

     In May 1996, the Fifth Circuit Court of Appeals in Castano v American Tobacco, et al. reversed a Louisianan district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have recently been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first class is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to second-hand smoke. The tobacco industry recently negotiated settlements totaling more than $240 billion with the states seeking reimbursement for expenditures by state-funded medical programs for treatment of tobacco related illnesses.

         The federal government has to sued the tobacco industry seeking reimbursement for billions of dollars spent by government held programs to treat smoking-related illnesses. This litigation could have a material adverse affect on the profitability of tobacco and tobacco related products.

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

         Excise Tax. Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is 18.06% of the manufacturer's selling price, capped at $42.50 per thousand cigars.

         Based on scheduled increases to the federal excise tax on cigarettes, which result in proportionate tax increases to the federal excise tax on all other tobacco products, the tax on large cigars is scheduled to be raised to 20.71% and capped at $48.75 per thousand large cigars on January 1, 2002.

         The government has proposed additional increases in the federal excise tax on cigarettes which, if enacted as proposed, would proportionately increase the tax on large cigars by over an additional 60% over the already scheduled increases. In addition, proposed is an acceleration of the effective date of the scheduled January 1, 2002 increase to become effective at a much earlier time. The Company believes that the enactment of significantly increased excise taxes could have a material adverse effect on the business of the Company. The Company is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

         Tobacco products also are subject to certain state and local taxes. As evidenced by the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, children's health and development concerns at the state level exert pressure to increase tobacco taxes. Proposition 10, which became effective on January 1, 1999, raised the tax on cigars in California from 26.17% of the manufacturer's selling price to 61.53%.

         The number of states that impose  excise  taxes on cigars is  currently
44. Of the states without tobacco taxes, a proposal to add such taxes is pending in West Virgina. State cigar excise taxes are not subject to caps similar to the federal excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

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

ITEM 2:  DESCRIPTION OF PROPERTY

     The Company's corporate offices and administrative headquarters are located in Syosset, New York.

     The  Company  maintains  satellite  offices in  Pennsylvania,  New  Jersey,
Florida.

     Warehousing   facilities   for   BeautyBuys  are  located  in  New  Jersey.
Warehousing facilities for Netcigar are located in Florida. The Company maintains regular warehousing arrangement on a contract basis for Dealbynet throughout the northern quadrant of the United States.

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

     No other legal proceedings were terminated during the fiscal quarter ended December 31, 2000 (other than routine litigation incidental to the business of the Company).

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000 no matters were submitted for shareholder approval.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock trades on NASDAQ Small Cap under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYN". The NASDAQ Stock Market, which began operation in 1971, is the world' . first electronic securities market and the fastest growing stock market in the U.S. NASDAQ utilizes today's information technologies -computer and telecommunications- to unite its participants in a screen-based, flowerless market. It enables market participants to compete with each other for investor orders in each NASDAQ security and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to NASDAQ. These include industry leaders in computers, pharmaceutical, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on NASDAQ than on all other U.S. stock markets combined. The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

COMMON STOCK

Quarter Ended               High              Low
- -------------             -------           -------
March 31, 1999               6.47             2.19
June 30, 1999                4.13             1.79
September 30, 1999           2.10              .89
December 31, 1999            4.63             1.28
March 31, 2000               4.13             2.41
June 30, 2000                3.13              .81
September 30, 2000           1.41              .75
December 31, 2000            1.03              .56
March 31, 2001               1.09              .50

     On March 31, 2000, the Company had approximately 6500 shareholders of record, with much of the stock being held in street name. The Company is currently listed on NASDAQ Small Cap.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future.

         There is a standing order by NASDAQ to delist the Company's common stock from the NASDAQ exchange issued October 2000 for failure of the Company's stock to maintain the required $1 bid price as quoted on NASDAQ, which order has been stayed and the right of the Company to attempt to bring the market price for its common stock back into compliance extended until April 20, 2001. Also see "Forward Looking Statements and Contrary Statements No. 7 Possible Loss of NASDAQ Small Cap Listing" infra for further details.

     The Company has proposed and received the minimum shareholder approval necessary for a reverse split of the Company's stock in denominations of from 1 for 2 up to 1 for 5 shares subject to Board of Directors final authority to determine, as the Company's plan to satisfy NASDAQ requirements regarding the market price for the Company's stock to enable continued NASDAQ Small Cap listing. Provided market conditions do not improve sufficient to bring the market price of the Company's stock again above $1 bid without use of such reverse split it is the intent of the Company to go forward with such reverse split in denominations yet to be determined.

     Refer to the Company's Consolidated Statements of Changes in Stockholders Equity in the Company's audited financial statements included in this report for information on transfers of equity securities during fiscal year 2000.

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

     SYBR's Internet strategy includes the internal development and operation of subsidiaries as well as the taking of strategic positions in other Internet companies that have demonstrated synergies with SYBR's core businesses. The
Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. SYBR and its consolidated subsidiaries have developed Internet properties that facilitate internet product sales and procurement as well as strategically partnering with off line and on- line media companies to build revenues. SYBR's business strategies are focused on developing business opportunities in three related sectors Business to Consumer (B2C) Business to Business (B2B) and Enterprise Integration (EI). At March 31, 2001 SYBR's Internet subsidiaries included BeautyBuys.com (100% voting interest through the Company's wholly owned subsidiary SYBR.com Inc.) Netcigar.com (wholly owned by SYBR.com Inc.), SYBR.com Inc. as well as PHS Group (a subsidiary of BeautyBuys.com Inc.). Supply Chain Supply Chain Technologies Inc. (wholly owned by SYBR.com) and Dealbynet.com Inc. (wholly owned by Supply Chain Technologies Inc.) BeautyBuys.com is a leading online Business to Consumer beauty department store consisting of thousands of unique nationally branded beauty products. In addition the Company has developed through BeautyBuys.com Inc. Dealbynet.com as an internet domain further developed independently as SYBR's supply chain integration model for its Business to Business platform being developed in the Health and Beauty (HBC) as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Business to Business Internet operations. The facility allows for automated order processing, inventory management and customer service. PHS Group Inc. is a subsidiary of BeautyBuys.com Inc. Supply Chain Technologies was recently formed to utilize, further develop and market a parallel internet platform to that developed by SYBR's subsidiary Dealbynet designed to accommodate distribution and inventory management logistics for other industries.

     SYBR over the last fiscal year has also established strategic alliances with media and technology partners in a way that minimizes cash outlay for by offering equity in SYBR for media and technology credits. With such transactions not only does SYBR conserve its cash assets but also it gains the interest of important media partners.

     In November of 1999 SYBR sold a 50% voting interest in BeautyBuys.com to Sinclair Broadcast Group (NASDAQ: SBGI), the largest U.S. independent Television broadcaster (See Form 8K filed 12/7/99). Sinclair owns 62 television stations in 40 U.S. markets reaching approximately 25% of the U.S. population. As part of the purchase Sinclair also acquired a 16.5% equity stake in SYBR, thereby making Sinclair the largest shareholder of SYBR. Subsequently in December 2000 SYBR made a strategic sale of a portion of its television advertising credits from Sinclair to ICON International, one of the largest media barter enterprises in the United States, for a combination of cash and other trade credits. As part of the sale Sinclair reconveyed to SYBR Sinclair's stock interest in BeautyBuys.com making such again a wholly owned subsidiary of SYBR.

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

     The present focus of the Company is on product sales through internet channels on a B2C and B2b basis and on the utilization of proprietary technology to accomplish this objective.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

     Sales for fiscal year 2000 rose 57% to $20.7 million. The Company's B2B operation, Dealbynet, represented approximately 80% of the total sales with the balance attributable to Proset, BeautyBuys.com and NetCigar.com. Since 1998 the Company has experienced a compounded sales growth greater than 50%. The Company's cash flow from operations totaled $996,000, or $.06 per share, for the 4th quarter 2000 as compared to a loss from operations of $109,565, or ($.01) per share, for the same period in 1999.

     Operating margins were lower by $300,000 from the prior year. In fiscal 1999 the company's gross margin was increased by about $800,000 due to the acquisition of the salon hair care business in connection with the Sinclair transaction in November 1999. Adjusting for this transaction, operating margins in fiscal 2000 would have increased by about $500,000 as compared to 1999. In addition the sale of media by BeautyBuys to ICON was classified as a capital transaction. The net cash proceeds from the sale of media totaled about $2.2 million.

     Operating expenses increased to $8.6 million from $7.8 million. However excluding non-cash charges (including minority interests and discontinued operations), depreciation & amortization, and the ICON transaction, net cash used from operations totaled $960,909 for fiscal 2000 as compared to $3.3 million in 1999. The company's operations benefited from its strategic relationship with its largest shareholder, Sinclair and its new relationship with ICON as well as the increase of its B2B revenue base. The company reduced its operating cash flow requirements from $3.3 million to $960,909 in Fiscal 2000 while almost doubling its revenues for the same period. In fiscal 2000 $3.4 million of the total of $8.6 million were operating cash expenses. The company's gross profit of $1.3 million together with its $2.2 million cash gain from the sale of media to ICON allowed the company to increase its business and cover its operating requirements internally. Net loss increased to $7.8 million as a result of the $8.6 million of operating expenses. However, 58% of the loss were non-cash charges. Depreciation and amortization amounted to 8% of the net loss and the ICON transaction covered 26% of the net loss, thus resulting in a Pro Forma loss of less the $1 million for Fiscal 2000. B2C sales increased by 102% to $1.5 million in Fiscal 2000 as compared to 1999. B2B sales increased by 587% to $16.5 million in 2001 as compared to $2.4 Million from the prior year. The Company continued its initial model of Leveraging its non-Internet operations into its B2C operations by maintaining Internal fulfillment centers for BeautyBuys.com and NetCigar.com. The Company's strategy of using the Internet as a low cost marketing network has Enabled its warehousing operations to capture additional gross profit while Servicing its core salon hair care distribution business. The same is expected to be applied to the Company's B2B operations except that multiple logistical points will be developed as well as streamlined Distribution that would utilize the internet as a tool.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company's net tangible assets have increased from $2.9 million ($.16 per share) to $7.8 million ($.44 per share). As a result of exchanging media assets acquired from The Sinclair Broadcast Group in an Equity transaction, the COmpany received a cash infusion of $2.2 million as well as product purchase credits from ICON International totaling $4.3 million. The Company attributes these favorable results to its strategic relationships with ICON International and Sinclair Broadcast Group as well as the development of dealbynet.com.

     Working capital increased by 100% to $1.5 million in fiscal 2000 primarily as a result of its sale of media to ICON as well as its increase in revenues for the fiscal year. At the same time the Company's liquidity doubled to $2.2 million for the same period. The Company's internal resources and line of credit with GE together with developing relationships with its primary vendors, should allow the Company to achieve its 2001 results without raising external funds from the capital markets.

     The Company's operating forecasts should not require any major capital transactions, including offerings and/or private placement transactions for the remainder of fiscal 2001. With the net tangible assets having grown to almost $8 million, the Company increased its cash flow from operations in the 4th quarter of 2000 to a record level and expects continued cash flow from operations in 2001. Sales are being financed by GE Capital through a conventional line of credit and the Company maintains a traditional business model that has enabled the Company to grow during the recent dot com consolidation and correction. Furthermore, all of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged DealByNet to use its platform to reduce product distribution costs through logistics. These potential cost reductions could be very substantial and could result in the acceleration of the usage of the DealByNet grocery exchange by the 500 billion-dollar Grocery and Health and Beauty care industry.

         The Company plans to continue to partner with media and technology companies on a media for equity basis. The Company believes that this strategy allows its operating subsidiaries to brand and expand their respective franchise without causing adverse ramifications on the Company's working capital. In addition the Company plans to leverage its media assets to acquire interests in related companies that would complement its expansion strategy

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 did not impact the Company's revenue recognition policies. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000, and requires all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and if so, the type of hedge transaction. Management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial statements because it does not currently hold any derivative instruments.

         In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a web site should be capitalized or expensed. The Company adopted this consensus in the third quarter of 2000. The Company's web sites were ready for application in 2001, and the Company will begin to amortize using the straight-line method over the estimated useful lives of the web sites, not to exceed 3 years.

         In  May 2000,  the  EITF  reached  a  consensus  on  EITF  Issue 00-14,
"Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for sales incentives (such as discounts, coupons and rebates) that a company offers to its customers for use in a single transaction. The Company's current accounting policies are in accordance with EITF Issue 00-14, which does not have a material impact on the Company's financial statements.

         In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance on whether a company should recognize revenue in the amount of the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether it should recognize revenue based on the net amount retained because, in substance, it has earned a commission from the vendor-manufacturer of the goods or services on the sale. The Company's current accounting policies are in accordance with EITF Issue 99-19, which does not impact the Company's financial statements.

         In  July 2000,  the  EITF  reached  a  consensus  on EITF  Issue 00-10,
"Accounting for Shipping and Handling Fees and Costs." This indicates that amounts billed to a customer in a sales transaction related to shipping and handling, if any, represents revenue to the vendor and should be classified as revenue. As the Company currently classifies shipping fees charged to a customer in net sales, this consensus did not have an impact on the Company's financial statements.

         In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and not included in cost of sales, a company should disclose all such costs and the respective line items on the income statement in which they are included.

SEASONALITY

     The Company generally experiences lower sales volume in the first quarter and a stronger fourth quarter in its BsB operation.

     Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar product sales also increase during holiday periods and summer months, but also sales spurts occur during periods of special sporting events.

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

         In addition to the other information in this Form 10-KSB, the following risk factors should be carefully considered in evaluating the Company business because these factors may have a significant impact on its business, operating results and financial condition. As a result of the risk factors discussed below and elsewhere in this Form 10-KSB and the risks discussed in the Company's other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

         1. THE COMPANY HAS INCURRED SUBSTANTIAL OPERATING LOSSES.

         While it is the Company's goal to achieve operating cash flow profits during 2001, the Company has experienced losses and negative cash flow in the past and, even if the Company achieves profitability, it may be unable to sustain or increase the Company's profitability in the future The Company has been able to sustain its losses through barter transactions in the media and technology industries. These transactions have afforded the Company the utilization of technology and media assets that were needed to develop the Company's Internet properties. The Company's operating model relies on these types of transactions for its expansion. Failure to attract barter transactions and alliances may cause the company to incur operating losses beyond its available resources. However, the Company plans to limit its expansion if these resources are not availabe, rather then incur a risk of expansion without meaningful alliances.

         2. INTERNET

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

         8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

         Synergy's qualification for trading on the Nasdaq Small Cap system has recently been questioned, the focus being on the market quotes for the Company's stock, the current bid price being below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, as at present, and is not brought above such level for a sustained period of time the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the

Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 bid and such historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its subceptibilty to market deficiencies is in a much lessened state then in years past. However, presently the Company's stock bid price is below $1 and NASDAQ has ordered that the Company's stock be delisted, unless the Company institutes NASDAQ approved plan designed to have the Company's stock price increase above the $1 bid price level by April 20, 2001 or otherwise by such date the Company's stock price shall have risen above such level and have been sustained at such level or above for a minimum of 10 days. It is uncertain at the date of this report if the Company shall be able to meet such conditions, although the Company is confident that they can.

         9. RISKS OF BUSINESS DEVELOPMENT.

         The Company has ventured into new lines of product and product distribution (Cigars) (1997) (salon HBA products - (1999) and internet sales-see B (Internet Sales)- (1998) and such product and product distribution lines are expected to continue to constitute a material part of the Company's revenue stream. With the addition of these new product and product distribution lines the Company is hopeful of reaching and hopefully exceeding prior historic levels of product sales and sales have increased. Because of the newness of these lines of products to the Company, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of a appreciable operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits. There can be no assurance as to the continued availability of funds from either of these sources.

         10. RAPIDLY CHANGING MARKET MAY IMPACT OPERATIONS.

         The market for the Company's products is rapidly changing with evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its continued ability to enhance its existing products and to introduce new products and features to meet changing customer requirements and emerging industry standards and to continue to have access to such products from their sources on a pricing schedule conducive to the Company operating at a profit. The Company will have to develop and implement an appropriate marketing strategy for each of its products. There can be no assurance that the Company will successfully complete the development of future products or that the Company's current or future products will achieve market acceptance levels and be made available for sale by the Company conducive to the Company's fiscal needs. Any delay or failure of these products to achieve market acceptance or limits on their availability for sale by the Company would adversely affect the Company's business. In addition, there can be no assurance that the products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

         Management believes actions presently being taken to meet and enhance upon the Company's operating and financial requirements should provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations and no adjustments have been made to offset the outcome of this uncertainty.

         11. DEPENDENCE UPON ATTRACTING AND HOLDING.

         The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. Although the Company's key employees have stock options, its key employees, except for Mair Faibish, the Company's Chief Executive Officer, do not have long term employment contracts assuring of their continued participation in the operations of the Company and may voluntarily terminate their employment with the Company at any time. Competition for such employees is intense and the process of locating technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of key personnel could have a material adverse effect upon the Company's operating efforts and on its research and development efforts. The Company does not have key person life insurance covering its management personnel or other key employees.

         12.EXTENSIVE   AND  INCREASING   REGULATION  OF  TOBACCO  PRODUCTS  AND
            LITIGATION MAY IMPACT CIGAR INDUSTRY.

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

         15. POTENTIAL LIABILITY FOR CONTENT ON THE COMPANY'S WEB SITE.

         Because the Company posts product information and other content on its Web site, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that the Company posts. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, the Company could be exposed to liability with respect to the unauthroized duplication of content or unauthroized use of other parties' proprietary technology or infiltration into the Company's system by unauthorized personnel. Although the Company maintains general liability insurance, its insurance may not cover potential claims of this type or may not be adequate to indemnify for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm the Company's business.

         16. THE COMPANY'S NET SALES WOULD BE HARMED IF IT EXPERIENCES SIGNIFICANT CREDIT CARD FRAUD.

         A failure to adequately control fraudulent credit card transactions would harm the Company's net sales and results of operations because it does not carry insurance against such risk. Under current credit card practices, the Company is liable for fraudulent credit card transactions because it does not obtain a cardholder's signature.

         17. THE COMPANY DEPENDS ON CONTINUED USE OF THE ITNTERNET AND GROWTH OF THE ONLINE PRODUCT PURCHASE MARKET.

         The Company's future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the internet as an effective medium of business and communication by the Company's target customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce.

         In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. The Company's success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

         18.IF THE COMPANY  DOES NOT RESPOND TO RAPID  TECHNOLOGY  CHANGES,  ITS
            SERVICES COULD BECOME OBSOLETE AND ITS BUSINESS WOULD BE SERIOUSLY HARMED.

         As the Internet and online commerce industry evolve, the Company must license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The Company may not be able to successfully implement new technologies or adapt its proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable to do so, it could adversely impact its ability to build on its varied businesses and attract and retain customers.

         19. GOVERNMENTAL REGULATION OF THE INTERNET AND DATA TRANSMISSION OVER THE INTERNET COULD AFFECT THE COMPANY'S BUSINESS.

         Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. In particular, many government agencies and consumers are focused on the privacy and security of personal records. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Internet transactions such as practiced by the Company. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to Internet businesses could adversely affect the Company's ability to attract and serve customers.

                                      -35

         20. POTENTIAL FUTURE SALES OF COMPANY STOCK.

         The majority of the shares of common stock of the Company outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933. In general under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without, any quantity limitation. The holders of the shares of the outstanding common stock of the Company deemed "restricted securities" have already satisfied at least their one year holding period or will do so with the next fiscal year, and such stock is either presently or within the next fiscal year will become eligible for sale in the public market (subject to volume limitations of Rule 144 when applicable). The Company is unable to predict the effect that sales of its common stock under Rule 144, or otherwise, may have on the then prevailing market price of the common stock. However, the Company believes that the sales of such stock under Rule 144 may have a depressive effect upon the market.

         21. THE COMPANY MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

         The success of the Company's business model depends in large part on its continued ability to increase its number of customers. The market for its businesses may grow more slowly than anticipated or become saturated with competitors, many of which may offer lower prices or broader distribution. Some potential customers may not want to join the Company's networks because they are concerned about the possibility of their products being listed together with their competitors' products. If the Company cannot continue to bring new customers to its sites or maintain its existing customer base, the Company may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain its business.

         22. BECAUSE THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

         The U.S. market for e-commerce services is extremely competitive. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market, in addition to competition from internally developed solutions by individual organizations.

         The principal competitive factors are the quality and breadth of services provided, potential for successful transaction activity and price. E-commerce markets are characterized by rapidly changing technologies and frequent new product and service introductions. The Company may fail to introduce new online auction or other market pricing formats and features on a timely basis or at all. If its fails to introduce new service offerings or to improve its existing service offerings in response to industry developments, or if its prices are not competitive, the Company could lose customers, which could lead to a loss of revenues.

         Because there are relatively low barriers to entry in the e-commerce market, competition from other established and emerging companies may develop in the future. Many of the Company's competitors may also have well-established relationships with the Company's existing and prospective customers. Increased competition is likely to result in fee reductions, reduced margins, longer sales cycles for the Company's services and a decrease or loss of its market share, any of which could harm its business, operating results or financial condition.

         Many of the Company's competitors have, and new potential competitors may have, more experience developing Internet-based software applications and integrated purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than the Company has. In addition, competitors may be able to develop products and services that are superior to those of the Company or that achieve greater customer acceptance. There can be no assurance that the e-commerce solutions offered by the Company's competitors now or in the future will not be perceived as superior to those of the Company by either businesses or consumers.

         23. THE COMPANY'S BUSINESS MAY SUFFER IF IT IS NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

         The Company's ability to compete effectively against other companies in its industry will depend, in part, on its ability to protect its proprietary technology and systems designs relating to its technologies. The Company does not know whether it has been or will be completely successful in doing so. Further, its competitors may independently develop or patent technologies that are substantially equivalent or superior to those of the Company.

         24. THE COMPANY MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF ITS PROPRIETARY KNOWLEDGE.

         The Company relies, in part, on contractual provisions to protect its trade secrets and proprietary knowledge. These agreements may be breached, and the Company may not have adequate remedies for any breach. Its trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Its inability to maintain the proprietary nature of its technology could harm its business, results of operations and financial condition by adversely affecting its ability to compete.

         25. OTHERS MAY ASSERT THAT THE COMPANY'S TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

         The Company believes that its technology does not infringe the proprietary rights of others. However, the e-commerce industry is characterized by the existence of a large number of patents and frequent claims and litigation based on allegations of patent infringement and violation of other intellectual property rights. As the e-commerce market and the functionality of products in the industry continues to grow and overlap, the Company believes that the possibility of an intellectual property claim against it will increase. For example, the Company may inadvertently infringe a patent of which it is unaware, or there may be patent applications now pending of which it is unaware which it may be infringing when they are issued in the future, or the Company's service or systems may incorporate third party technologies that infringe the intellectual property rights of others. The Company has been and expects to continue to be subject to alleged infringement claims. The defense of any claims of infringement made against the Company by third parties, whether or not meritorious, could involve significant legal costs and require The Company's management to divert time from its business operations. Either of these consequences of an infringement claim could have a material adverse effect on the Company's operating results. If the Company is unsuccessful in defending any claims of infringement, it may be forced to obtain licenses or to pay royalties to continue to use its technology. The Company may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If the Company fails to obtain necessary licenses or other rights, or if these licenses are costly, its operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.

         26. THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR ITS SERVICE OFFERING.

         Through distributors, the Company licenses a variety of commercially available Internet technologies, which are used in its services and systems to perform key functions. As a result, the Company is to a certain extent dependent upon continuing to maintain these technologies. There can be no assurance that the Company would be able to replace the functionality provided by the much of its purchased Internet technologies on commercially reasonable terms or at all. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition and results of operations.

         27. THE COMPANY'S SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF ITS CUSTOMERS.

         Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of the Company's services and its ability to attract and retain customers. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its service, or that it will be able to expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner. The Company currently maintains systems in the U.S. Any failure to expand or upgrade its systems could have a material adverse effect on its results of operations and financial condition by reducing or interrupting revenue flow and by limiting its ability to attract new customers. Any such failure could also have a material adverse effect on the business of its customers, which could damage the Company reputation and expose it to a risk of loss or litigation and potential liability.

         28. A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO THE COMPANY'S CUSTOMERS.

         Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, its systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose the Company to litigation and potential liability. In the past, the Company has discovered errors in software used in the Company after its incorporation into Company sites. The Company cannot assure that undetected errors or performance problems in its existing or future services will not be discovered or that known errors considered minor by it will not be considered serious by its customers. The Company has experienced periodic minor system interruptions, which may continue to occur from time to time.

         29. THE FUNCTIONING OF THE COMPANY'S SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH IT RELIES COULD BE DISRUPTED BY FACTORS OUTSIDE THE COMPANY'S CONTROL.

         The Company's success depends on the efficient and uninterrupted operation of its computer and communications hardware systems. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Despite any precautions the Company takes or plans to take, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in its services. In addition, if any hosting service fails to provide the data communications capacity the Company requires, as a result of human error, natural disaster or other operational disruption, interruptions in the Company's services could result. Any damage to or failure of its systems could result in reductions in, or terminations of, its services, which could have a material adverse effect on its business, results of operations and financial condition.

         30. THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, WHICH COULD RESULT IN DILUTION TO ITS STOCKHOLDERS, OR OPERATIONAL
             OR INTEGRATION DIFFICULTIES WHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

         If appropriate opportunities present themselves, the Company may acquire businesses, technologies, services or products that it believes will be useful in the growth of its business. The Company does not currently have any commitments or agreements with respect to any acquisition. They may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, the process of integration may produce unforeseen operating difficulties and expenditures and may require significant attention from the Company's management that would otherwise be available for the ongoing development of its business. Moreover, the Company has not made any recent material acquisitions, has little experience in integrating an acquisition into our business and may never achieve any of the benefits that it might anticipate from a future acquisition. If the Company makes future acquisitions, it may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might harm its financial results and cause its stock price to decline. Any financing that it might need for future acquisitions may only be available to it on terms that restrict its business or that impose on it costs that reduce its revenue.

         31. THE COMPANY'S SUCCESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AND ONLINE COMMERCE.

         The Company's future revenues and profits depend upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by merchants and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is a new and emerging market. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Growth in the Company's customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods. For the Company to be successful, these market participants must accept and use novel ways of conducting business and exchanging information.

         E-commerce may not prove to be a viable medium for purchasing for the following reasons, any of which could seriously harm the Company's business:

         - the necessary infrastructure for Internet communications may not develop adequately;

         - the Company's potential customers, buyers and suppliers may have security and confidentiality concerns;

         - complementary products, such as high-speed modems and high-speed communication lines, may not be developed;

         - alternative-purchasing solutions may be implemented;

         - buyers may dislike the reduction in the human contact inherent in traditional purchasing methods;

         - use of the Internet and other online services may not continue to increase or may increase more slowly than expected;

         - the development or adoption of new technology standards and protocols may be delayed or may not occur; and

         - new and burdensome governmental regulations may be imposed.

         32. THE COMPANY'S SUCCESS DEPENDS ON THE CONTINUED RELIABILITY OF THE INTERNET.

         The Internet continues to experience significant growth in the number of users, frequency of use and bandwidth requirements. There can be no assurance that the infrastructure of the Internet and other online services will be able to support the demands placed upon them. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could adversely affect the level of Internet usage and also the level of traffic and the processing of transactions. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services or other Internet service providers to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and the Company's service in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure of the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company will have to adapt its business model to the new environment, which would materially adversely affect its results of operations and financial condition.

         33. GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE THE COMPANY'S GROWTH OR ADD TO ITS OPERATING COSTS.

         Like many Internet-based businesses, the Company operates in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which the Company does business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limit the risk of copyright infringement liability for service providers such as the Company with respect to infringing activities engaged in by users of the service, such as end-users of the Company's customers' auction sites. The Company has adopted and is further refining its policies and practices to qualify for one or more of these safe harbors, but there can be no assurance that its efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain.

         In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area, and recently settled an action with one online service regarding the manner in which personal information is collected from users and provided to third parties. The Company does not sell personal user information from its customers' auction sites. The Company does use aggregated data for analysis regarding the Company network, and does use personal user information in the performance of its services for its customers. Since the Company does not control what its customers do with the personal user information they collect, there can be no assurance that its customers' sites will be considered compliant.

         As online commerce evolves, the Company expects that federal, state or foreign agencies will adopt regulations covering issues such as pricing, content, user privacy, and quality of products and services. Any future regulation may have a negative impact on its business by restricting its methods of operation or imposing additional costs. Although many of these regulations may not apply to its business directly, the Company anticipates that laws regulating the solicitation, collection or processing of personal information could indirectly affect its business.

         Title V of the Telecommunications Act of 1996, known as the Communications Decency Act of 1996, prohibits the knowing transmission of any comment, request, suggestion, proposal, image or other communication that is obscene or pornographic to any recipient under the age of 18. The prohibition's scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act of 1996 have been held to be unconstitutional, the Company cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in online commerce to liability, which could limit the growth of online commerce generally.
Legislation like the Communications Decency Act could reduce the growth in Internet usage and decrease its acceptance as a communications and commerce medium.

         The worldwide availability of Internet web sites often results in sales of goods to buyers outside the jurisdiction in which the Company or its customers are located, and foreign jurisdictions may claim that the Company or its customers are required to comply with their laws. As an Internet company, it is unclear which jurisdictions may find that the Company is conducting business therein. Its failure to qualify to do business in a jurisdiction that requires it to do so could subject the Company to fines or penalties and could result in its inability to enforce contracts in that jurisdiction.

         34. NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

         In the U.S., the Company does not collect sales or other similar taxes on goods sold by customers and users through the Company network or service taxes on fees paid by end-users of its customers' auction sites. The Internet Tax Freedom Act of 1998, which expires on October 21, 2001, prohibits the imposition of taxes on electronic commerce by United States federal and state taxing authorities. However, after the expiration of the Internet Tax Freedom Act, one or more states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect its opportunity to derive financial benefit from such activities. In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. A successful assertion by one or more states or any foreign country that the Company or its customers should collect sales or other taxes on the exchange of merchandise or, in the U.S., the exchange site usage fees or that the Company or its customers should collect Internet-based taxes could impair our revenue and its ability to acquire and retain customers.

         35. THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

         A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. A compromise or breach of the technology used to protect the Company's customers' and their end-users' transaction data could result from, among other things, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments. Any such compromise could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in its operations. The Company may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. The Company currently has practices and procedures in place to protect the confidentiality of its customers' and their end-users' information. However, its security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that its obligated to keep confidential. The Company may not be successful in adopting more effective systems for maintaining confidential information, and its exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information it possesses. To the extent that the Company activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage its reputation and expose it to a risk of loss or litigation and possible liability. The Company's insurance policies may not be adequate to reimburse it for losses caused by security breaches.

         36. THE COMPANY'S STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

         The stock market, and in particular the market for Internet-related stocks, has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for the Company's common stock to decline, perhaps substantially, including:

         - failure to meet our development plans;

         - the demand for our common stock;

         - downward revision in securities analyst's estimates or changes in general market conditions;

         -   technological   innovations   by   competitors   or  in   competing
             technologies; and

         - investor perception of the Company's industry or its prospects.

ITEM 7.  FINANCING STATEMENTS

     The following financial statements of the Company are contained in Item 8 of this Report on the pages indicated:

                                                            Page
                                                            ----

Independent Auditors Reports                                  F1

Balance Sheet -
December 31, 2000                                             F2

Statements of Operations -
Years ended December 31, 2000 and 1999                        F3

Statements of Changes in Stockholders'
Equity - Years ended December 31, 2000 and 1999            F4-F5

Statements of Cash Flows - Years
ended December 31, 2000 and 1999                           F6-F7

Notes to Financial Statements as of
December 31, 2000                                         F8-F19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                    PART III

     The information required by items 9-12 are omitted pursuant to general instruction G(3) to form 10K. The Company has included this information in its proxy statement to be mailed and filed with the Commission on or before April 30, 2001. The annual meeting is scheduled to be in June 2001. Such Proxy Statement expected to be filed with the Commission by April 30, 2001 is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

1.       (a) Exhibits:

         See Index to Exhibits

2.       Reports on Form 8-K

          There were no reports on Form 8-K filed during the fourth quarter of 2000.

3.       Financial Statement Schedules
             none

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Synergy Brands Inc.



                               by /s/ Mair Faibish
                               --------------------------------
                                      Mair Faibish
                                      Chariman of the Board

Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               by /s/ Mair Faibish
                               ----------------------------------
                                      Mair Faibish
                                      Chairman of the Board

Signed:  March 30, 2001


                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein, Director
                                      Cheif Financial Officer
Signed:  March 30, 2001

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Synergy Brands, Inc.

We have audited the accompanying consolidated balance sheet of Synergy Brands, Inc. and Subsidiaries (collectively, the Company) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Synergy Brands, Inc. and Subsidiaries for the year ended December 31, 1999, were audited by Belew Averitt LLP, whose practice was combined with our Firm and whose report dated April 12, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Brands, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
February 28, 2001
                                   BDO SEIDMAN LLC

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 2000


                                                                ASSETS
CURRENT ASSETS
   Cashand cash equivalents                                                                        $      2,234,113
   Accounts receivable, less allowance for doubtful accounts of $69,965                                     920,878
   Inventory                                                                                              1,187,783
   Trade credits receivable                                                                                 986,364
   Prepaid assets                                                                                           502,930
                                                                                                    ---------------
       Total current assets                                                                               5,832,068

COLLATERAL SECURITY AND DEPOSITS                                                                            365,606

TRADE CREDITS RECEIVABLE                                                                                  2,452,936

Property and equipment, net                                                                                 621,055

WEB SITE DEVELOPMENT COSTS                                                                                  897,313

TRADE NAMES AND CUSTOMER LIST,
 net of accumulated amortization of $583,752                                                              2,110,537
                                                                                                    ---------------
                                                                                                   $     12,279,515
                                                                                                    ===============
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line-of-credit                                                                                  $        663,999
   Note payable to Stockholder                                                                              555,763
   Accounts payable                                                                                       2,483,528
   Accrued expenses                                                                                         672,927
                                                                                                    ---------------
       Total current liabilities                                                                          4,376,217

Commitments and contingencies (Note 9)

PREFERRED STOCK OF SUBSIDIARY                                                                               184,625

Stockholders' equity
   Class A preferred stock - $.001 par value; 100,000 shares authorized and outstanding                         100
   Class B preferred stock - $.001 par value; 10,000,000 shares authorized,
    and no shares outstanding                                                                                     -
   Common stock - $.001 par value; 49,900,000 shares authorized                                              17,627
    17,627,421 shares outstanding
   Additional paid-in capital                                                                            35,700,908
   Deficit                                                                                              (26,309,398)
   Stockholders' notes receivable                                                                          (115,629)
   Stockholder's advertising and in-kind services receivable                                             (1,407,435)
                                                                                                    ---------------
                                                                                                          7,886,173

   Less treasury stock, at cost, 1,400 shares                                                              (167,500)
                                                                                                    ---------------
       Total stockholders' equity                                                                         7,718,673
                                                                                                    ---------------
                                                                                                   $     12,279,515
                                                                                                    ===============


          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2000 and 1999


                                                                         2000           1999
                                                                     -----------    -----------
SALES                                                                $20,665,018    $13,181,239

COST OF SALES                                                         19,390,166     11,631,343
                                                                     -----------    -----------
GROSS PROFIT                                                           1,274,852      1,549,896

OPERATING EXPENSES
   Advertising and promotional                                         2,547,891      3,428,849
   Development costs                                                     632,696      1,037,587
   Impairment of goodwill                                                      -      1,153,597
   General and administrative                                          4,754,276      2,075,880
   Depreciation and amortization                                         663,146         69,617
                                                                     -----------    -----------
                                                                       8,598,009      7,765,530
                                                                     -----------    -----------
OPERATING LOSS                                                        (7,323,157)   (6,215,634)

OTHER INCOME (EXPENSE)
   Interest income                                                        66,183         78,473
   Miscellaneous                                                         (55,676)       (4,505)
   Interest and financing expenses                                      (178,964)     (258,122)
   Dividends on preferred stock of subsidiary                            (24,500)      (24,500)
                                                                     -----------    -----------
                                                                        (192,957)     (208,654)
                                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST AND INCOME TAXES                                          (7,516,114)   (6,424,288)

MINORITY INTEREST IN lOSS                                                266,258         82,606
                                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                     (7,249,856)   (6,341,682)

INCOME TAX EXPENSE                                                        21,433              -
                                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS                                       (7,271,289)   (6,341,682)

DISCONTINUED OPERATIONS
   Loss on discontinued operations of PCW, net of applicable
    income tax benefit of $0                                            (495,534)             -
                                                                     -----------    -----------
NET LOSS                                                             $(7,766,823)  $(6,341,682)
                                                                     ===========    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE
   Loss from continuing operations                                  $       (.46)   $     (.67)
   Discontinued operations                                                  (.03)             -
                                                                     -----------    -----------
NET LOSS PER COMMON SHARE                                           $       (.49)   $     (.67)
                                                                     ===========    ===========


          See accompanying notes to consolidated financial statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                     Years ended December 31, 2000 and 1999


                                                                                                            Stockholder's
                                                                                                            Advertising   Total
                                  Class A                     Additional                      Stockholders' and In-kind   Stock
                             Preferred Stock   Common Stock   Paid-in                Treasury Notes         Services      holders'
                             Shares Amount   Shares   Amount  Capital   Deficit       Stock   Receivables   Receivables   Equity
                             ------ ------   ------   ------  -------  ------------  --------- -----------   ------------- --------
Balance at
December 31, 1998            100,000 $100  6,327,086 $6,327 $15,724,196 $(12,200,893)$(167,500)$   -         $  -      $ 3,362,230
Issuance of common stock         -     -     660,686    661    468,089        -                    -            -          468,750
Common stock issued in
connection with
compensation plan                -     -   2,877,353  2,878  3,698,986        -        -           -            -        3,701,864
Conversion of subordinated
debentures                       -     -     600,000    600    599,400        -        -           -            -          600,000
Common stock issued in
connection with
compensation plan
for notes receivable from
stockholders                     -     -     790,385    790    330,960        -        -        (331,750)       -              -
Common stock issued in
connection with stockholder
receivables                      -     -   2,200,000  2,200  4,397,800        -        -            -      (3,000,000)   1,400,000
Net loss                         -     -      -       -        -        (6,341,682)    -            -           -      (6,341,682)
                             ------ ------ --------- ------  -------  ------------  --------- -----------   ------------- --------
Balance at
December 31, 1999           100,000   100 13,455,510 13,456 25,219,431 (18,542,575)  (167,500)  (331,750)    (3,000,000)  3,191,162


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                     Years ended December 31, 2000 and 1999


                                                                                                               Stockholder's
                                                                                                               Advertising Total
                                Class A                           Additional                    Stockholders'  and In-kind Stock
                              Preferred Stock    Common Stock     Paid-in             Treasury  Notes          Services    holders'
                              Shares Amount    Shares    Amount   Capital    Deficit  Stock     Receivables    Receivables Equity
                             ----------------  -----------------  ---------- -------  --------- -----------   ------------ --------

Issuance of common stock         -   $   -     1,536,600 $1,536   $1,668,439 $ -      $    -     $   -       $   -      $  1,669,975
Common stock issued
in connection with
compensation plan-               -   1,769,386 1,769     2,659,133     -       -           -         -           -         2,660,902
Common stock issued in
connection with compensation
plan and cashless stock
exchange                         -        -    155,925   156      97,673       -           -         -           -            97,829
Common stock and warrants
issued in exchange for minority
interest of subsidiary and
advertising credits, net of
commissions                      -        -    500,000   500      5,953,942    -           -         -        (6,099,300)  (144,858)
Advertising credits sold,
net of commissions               -        -        -        -        -         -           -         -        6,099,300    6,099,300
Common stock issued in
connection with
compensation plan for
notes receivable from
stockholders                     -        -    210,000   210      102,290      -           -         (102,500)  -              -
Proceeds from stockholder
receivables                      -        -        -        -       -          -           -         318,621    -          318,621

Advertising credits utilized     -        -        -        -       -          -           -          -         1,592,565  1,592,565
Net loss                         -        -        -        -       -          (7,766,823) -          -          -       (7,766,823)
                            ------- --------  ----------- ------- ----------- ----------- --------- --------- ----------- ----------
Balance at
December 31, 2000           100,000 $100       17,627,421$ 17,627 $35,700,908$(26,309,398)$(167,500)$(115,629)$(1,407,435)$7,718,673
                            ======= ========  =========== ======= =========== =========== ========= ========= =========== ==========


          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999



                                                                                    2000              1999
                                                                             -------------      --------------
Cash flows from operating activities
Net loss                                                                     $  (7,766,823)     $  (6,341,682)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                      663,146              69,617
Amortization of loan fees                                                                -              54,116
Utilization of advertising credits                                               1,592,565                   -
Impairment of assets                                                                     -           1,153,597
Dividends on preferred stock of subsidiary                                          24,500              24,500
Operating expenses paid with common stock                                        2,353,431           2,062,008
Minority interest in loss                                                         (266,258)            (82,606)
Changes in operating assets and liabilities, net of business acquisition:
Net (increase) decrease in:
Accounts receivable                                                              (132,801)         (1,862,958)
Inventory                                                                         680,789             109,797
Trade credits receivable                                                        2,660,000                   -
Prepaid and other assets                                                          (43,425)             47,145
Net increase (decrease) in
accounts payable and accrued expenses                                            (726,033)          1,431,520
                                                                            -------------      --------------
Net cash used in operating activities                                            (960,909)         (3,334,946)

Cash flows from investing activities
Purchase of property and equipment                                                (52,580)            (47,427)
Payment of collateral security deposit                                                  -            (400,900)
Refund of collateral security deposit                                               38,069                   -
Purchase of web site                                                              (405,157)                  -
Proceeds of note receivable from shareholders                                      318,621                   -
                                                                             -------------      --------------
Net cash used in investing activities                                             (101,047)           (448,327)

Cash flows from financing activities
Proceeds from debt issuance                                                      3,517,288             865,000
Payment of debt                                                                 (2,912,526)           (525,000)
Proceeds from issuance of common stock                                           1,535,275           3,508,606
Proceeds from issuance of common stock of subsidiary                                     -             765,000
                                                                             -------------      --------------
Net cash provided by financing activities                                        2,140,037           4,613,606
                                                                             -------------      --------------
Net increase in cash                                                             1,078,081             830,333

CASH AND CASH EQUIVALENTS, beginning of year                                     1,156,032             325,699
                                                                             -------------      --------------
CASH AND CASH EQUIVALENTS, end of year                                     $     2,234,113    $      1,156,032
                                                                             =============      ==============


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                     Years ended December 31, 2000 and 1999


                                                                        2000        1999
                                                                    ---------   -----------
Supplemental disclosure of cash flow information
   Interest paid                                                    $ 190,000   $  190,500
                                                                    =========   ===========
   Income taxes paid                                                $  22,000   $    8,000
                                                                    =========   ===========

Supplemental disclosure of non-cash operating,
 investing and financing activities
   Conversion of subordinated debentures                            $       -   $  600,000
   Common stock issued for notes receivable                           102,500      331,750
   Note payable offset against accounts receivable                          -    1,000,000
   Stock issued for advertising and in-kind services receivable             -    3,000,000
   Purchase of Proset and Gran Reserve assets applied against
    collateral security deposit and accounts receivable                     -    5,421,814
   Common stock issued for prepaid assets and web site
    development                                                       540,000            -
   Common stock issued in exchange for minority interest
    of subsidiary, web site development, and advertising
    credits, net of commissions                                     5,954,442            -
   Advertising credits exchanged for trade credits                  3,439,300            -



          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Synergy Brands, Inc. (Synergy) and its subsidiaries develop and operate Internet platform operations and Internet-based businesses designed to sell a variety of products, including health and beauty aids and premium handmade cigars, directly to consumers (business to consumer) and to businesses (business to business). Synergy was incorporated on September 26, 1988 in the state of Delaware. A summary of the related organizations and operations is provided below.

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

         In November 1999, NEF acquired all of the outstanding common stock (100 shares at $.001 par value) of Gran Reserve Corp. (GR), a distributor of handmade cigars, (formerly GR Cigars, Inc.) from Tenda Foods Inc. (Tenda), a wholly-owned subsidiary of Asia Legend Trading Co. (ALT), a Chinese trading company, for $1,066,840 in a business combination accounted for as a purchase. NEF then transferred all of the outstanding common stock of GR to NetCigar. If GR had been acquired at January 1, 1999, on a pro-forma basis the Company's consolidated 1999 revenue would have increased by $76,590 and the consolidated results of operations would have increased by $15,841.

         Also in November 1999, NEF sold 100% of the outstanding stock of PHS Group, Inc. to BB for $750,000. Further, Sinclair Broadcast Group (SBG) acquired 2,200,000 shares of Synergy common stock in accordance with a stock purchase agreement and 900,000 shares of outstanding Class B common stock (constituting 50% of the voting power of all issued and outstanding common stock) of BB for $765,000, all of which is more fully described in Note 7.

         In addition, in November 1999, NEF acquired certain infrastructure assets related to the distribution agreement described in Note 9 for $3,201,397, including leasehold improvements and equipment amounting to $350,000, accounts receivable totaling $520,000 and use of the Proset trade name for $2,331,397. Such assets were transferred to BB in connection with the stock purchase agreement more fully described in
         Note 7.

         In April 2000, Sybr formed a wholly-owned subsidiary, DealByNet.com, Inc. to engage in Internet-based business to business (B2B) activities in the grocery industry, designed to create an integrated supply chain from manufacturers of a variety of products to business customers.

         In December 2000, Synergy, BB and SBG entered into a modification agreement pursuant to which SBG transferred to Synergy 900,000 shares of BB's Class B common stock in exchange for Synergy issuing 500,000 shares of common stock to SBG and options to acquire 500,000 additional shares of Synergy common stock, all of which is more fully described in
         Note 7.

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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 2000 totaled approximately $2,000,000.

         The concentration of credit risk with respect to accounts receivables is mitigated by the credit worthiness of the Company's major customers. The Company maintains an allowance for losses based upon the expected collectibility of all such receivables. Fair value approximates carrying value for all financial instruments.

         CONCENTRATION OF BUSINESS RISK

         In 2000, the Company purchased over 71% of its products from one supplier. If the Company were unable to maintain this relationship it might have a material impact on future operations.

         INVENTORY

         Inventory is stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) cost method of valuing its inventory.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the asset's estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

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

         TRADE NAMES AND CUSTOMER LIST

         Trade names consist of the "Proset" and "Gran Reserve" trade names and customer list acquired in November 1999, which are being amortized over their expected useful lives not to exceed 5 years.

         LONG-LIVED ASSETS

         Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

         REVENUE RECOGNITION

         The Company recognizes revenue at the time merchandise is shipped to the customer. The Company issues credits to the customer for any returned items at the time the returned products are received. Net sales includes gross revenue from product sales and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Cost of sales consists primarily of costs of products sold to customers, including outbound and inbound shipping costs.

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

         EARNINGS (LOSS) PER SHARE

         The Company calculates earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires dual presentation of basic and diluted earnings (loss) per share (EPS) on the face of the statement of income for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average of common shares and dilutive common share equivalents outstanding during each period. Outstanding stock options and warrants issued by the Company were not included in diluted weighted-average shares as their effect was antidilutive for all periods.

         STOCK-BASED COMPENSATION PLANS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employees or non-employees must pay to acquire the stock. For the Cashless Stock Option Plan the company uses variable plan accounting.

         NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 did not impact the Company's revenue recognition policies. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000, and requires all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and if so, the type of hedge transaction. Management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial statements because it does not currently hold any derivative instruments.

         In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a web site should be capitalized or expensed. The Company adopted this consensus in the third quarter of 2000. The Company's web sites were ready for application in 2001, and the Company will begin to amortize using the straight-line method over the estimated useful lives of the web sites, not to exceed 3 years.

         In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for sales incentives (such as discounts, coupons and rebates) that a company offers to its customers for use in a single transaction. The Company's current accounting policies are in accordance with EITF Issue 00-14, which does not have a material impact on the Company's financial statements.

         In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance on whether a company should recognize revenue in the amount of the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether it should recognize revenue based on the net amount retained because, in substance, it has earned a commission from the vendor-manufacturer of the goods or services on the sale. The Company's current accounting policies are in accordance with EITF Issue 99-19, which does not impact the Company's financial statements.

         In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This indicates that amounts billed to a customer in a sales transaction related to shipping and handling, if any, represents revenue to the vendor and should be classified as revenue. As the Company currently classifies shipping fees charged to a customer in net sales, this consensus did not have an impact on the Company's financial statements.

         In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and not included in cost of sales, a company should disclose all such costs and the respective line items on the income statement in which they are included. The Company included shipping and handling costs of approximately $297,000 and $82,000 in 2000 and 1999, respectively, in general and administrative expenses.

         MANAGEMENT ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may vary from management's estimates.

         RECLASSIFICATIONS

         Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


2.       COLLATERAL SECURITY

         At December 31, 2000, the Company had approximately a $359,000 security deposit with a major supplier, which serves as collateral for credit purchases made by the Company from the supplier.


3.       PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 2000 consisted of the following:

         Office equipment                                 $ 99,647
         Machinery and equipment                            48,825
         Furniture and fixtures                            231,265
         Leasehold improvements                            416,996
                                                          --------
                                                           796,733

         Less accumulated depreciation and amortization    175,678
                                                          --------
                                                          $621,055
                                                          ========

4.       INVENTORY

         Inventory as of December 31, 2000 consisted of the following:

         Beauty products                $  598,124
         Tobacco finished goods            589,659
                                        ----------
                                        $1,187,783
                                        ==========

5.       LINE-OF-CREDIT AND NOTE PAYABLE

         Line-of-credit with interest at prime (9.5% at December 31, 2000) plus 2%; due on demand: cancelable upon 60-day notice of any party; available balance up to 90% of qualified receivables ($284,420 additional balance was available at
         December 31, 2000); collateralized by accounts receivable  $663,999
                                                                    ========

         Unsecured note payable to stockholder, with interest at 7.5%;
         maturing on December 31, 2001                              $555,763
                                                                    ========

6.       MINORITY INTEREST

         PCW was incorporated in October 1997 with 7,750 shares of authorized $.001 par value common stock. At December 31, 1998, PCW had 1,000 shares of common stock outstanding, which were issued at par value. The Company owns 66% of the common stock and an outside investor owns the minority interest. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of PCW are included in the Company's consolidated financial statements and the outside investor's interest is reflected in the preferred stock of subsidiary.

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $79,625 of preferred stock dividends payable at December 31, 2000. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the preferred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

         BB was formed in June 1999 and in November 1999 was authorized to issue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At December 31, 2000 and 1999, BB had 9,000,000 shares of Class A common stock and 900,000 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock was formerly owned by the minority interest (see Note 7). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB was reflected in the minority interest liability until December 2000 when the minority interest was exchanged for Synergy stock (see
         Note 7).


7.       STOCKHOLDERS' EQUITY

         The Company has 100,000 authorized and outstanding shares of preferred stock A with a par value of $.001; 13 to one voting rights; cumulative dividends at $2.20 per annum per share before common stock; liquidation of $10.50 per share and before common stock and redemption at option of company at $10.50 per share.

         At December 31, 2000, Synergy had issued outstanding warrants to SBG to purchase 500,000 shares of common stock at $0.70 per share. The warrants become exercisable when the shares are registered and expire in December 2010. At December 31, 2000, Synergy had issued outstanding restricted cashless warrants to purchase 450,000 shares of common stock ranging from $1 and $2 per share.

         In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 6,408,999 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Synergy had oversubscribed the Plan by 30,174 shares at December 31, 2000. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers.

         In November 1999, BB acquired all of the outstanding $.001 par value common stock of PHS from NEF for an 8% convertible subordinated note payable of $750,000. Simultaneously with the transaction, PHS's convertible subordinated debentures were converted to 600,000 shares of Synergy common stock.

         In November 1999, Synergy entered into a stock purchase agreement with SBG whereby SBG purchased 2,200,000 share of Synergy's restricted $.001 par value common stock for $4,400,000. The purchase price consisted of $1,400,000 cash, a credit for a minimum of $2,000,000 of radio advertising and a credit for a minimum of $1,000,000 of certain in-kind services, as defined.

         In November 1999, BB entered into a stock purchase agreement with SBG, whereby SBG purchased 900,000 shares of $.001 par value Class B common stock in BB for $765,000 cash. The Class B common shares constitute 50% of the voting power of the common stock issued and outstanding. At December 31, 1999, Sybr owned 9,000,000 shares of Class A common stock and SBG owned 900,000 shares of Class B common stock of BB.

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

         In December 2000, Synergy, BB and SBG entered into a modification agreement to which SBG transferred to Synergy 900,000 shares of BB's Class B common stock, $7,000,000 of transferable advertising credits, web site developments costs previously provided in exchange for Synergy issuing 500,000 shares of common stock to SBG and options to acquire 500,000 additional shares of Synergy common stock. Simultaneously, Synergy sold the $7,000,000 advertising credits to a third party for $2,660,000 in cash and $4,340,000 in trade credits. Managements intention is to use the trade credits over a 4-year period, discounted at Synergy's estimated 2001 lending rate of 10%. Synergy paid a broker $375,000 in cash and the remaining balance in accrued expenses of $591,150 with stock valued at $591,150 on January 2, 2001.

         In November 1999, ALT, Tenda, GR and NEF entered into an agreement whereby NEF purchased the infrastructure assets and the common stock of GR and the U.S. distribution network established by NEF for ALT, as defined, for $4,268,237. Simultaneously with the purchase, the distribution agreement between ALT, Tenda and NEF, described in Note 9, was terminated.

         On January 2, 2001, Synergy issued 500,000 restricted shares of common stock for future services and warrants to purchase 200,000 restricted shares of common stock at $2.50 per share.

         The following is a summary of such stock option transactions for the years ended December 31, 2000 and 1999 in accordance with the Plan and other restricted stock option agreements:


                                                                                      Weighted
                                                                                       average
                                                                         Number of    exercise
                                                                           shares      price
                                                                       -----------   ---------
         Outstanding at December 31, 1998 (2,210,030 exercisable):      3,985,500    $    .60
           Granted                                                      3,604,600    $   1.62
           Exercised                                                   (2,996,500)   $    .70
           Expired                                                        (28,000)   $   1.50
                                                                       -----------   ---------
         Outstanding at December 31, 1999:                              4,565,600    $   1.36
           Granted                                                        675,000    $   2.90
           Exercised                                                     (744,980)   $    .78
           Forfeited                                                      (20,000)   $   2.00
                                                                       -----------
         Outstanding at December 31, 2000                               4,475,620    $   1.70
                                                                       ===========
         Option price                                                $ .40 - 3.50
                                                                       ===========
         Available for grant:
           December 31, 1999                                                    -
                                                                       ===========
           December 31, 2000                                                    -
                                                                       ===========


         The Company applies APB 25 in accounting for its stock options. Compensation costs related to options and charged to operations were $212,650 and $256,130 in 2000 and 1999, respectively. Had compensation costs for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS 123, the Company's net loss and per share would have been increased to the pro forma amounts indicated below:

                                                    2000             1999
                                                ------------   -------------
         Net loss:
           As reported                         $ (7,766,823)   $ (6,341,682)
                                                ============   =============
           Pro forma                           $ (7,916,423)   $ (7,641,148)
                                                ============   =============
         Net loss per common share:
           As reported                         $       (.49)   $       (.67)
                                                ============   =============
           Pro forma                           $       (.50)   $       (.81)
                                                ============   =============

         The weighted-average fair value at date of grant for options granted during 2000 and 1999 was $1.012 and $.358 per option, respectively. The weighted-average contractual life of options outstanding at December 31, 2000 was approximately 3.5 years. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                 2000                1999
                                             ------------        ------------
         Dividend yield                                0%                  0%
         Expected volatility                          25%                  5%
         Risk-free rate of return            6.17 - 6.72%        6.17 - 6.74%
         Expected life                       1 to 5 years        1 to 5 years

         The Company has also reserved 100,000 shares for a stock option plan (Option Plan) for non-employee, independent directors, which entitles each non-employee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 70,000 shares available for grant at December 31, 2000 at an option price of $.25 per share.

8.       INCOME TAXES

         At December 31, 2000, the Company had a net operating loss carryforward of approximately $22,500,000, which, if not utilized, will begin expiring in 2011.

         The components of the deferred tax asset at December 31, 2000 were approximately as follows:

         Net operating loss carryover         $ 7,650,000
         Deferred compensation                    105,000
         Allowance for doubtful accounts           24,000
         Inventory                                 21,000
         Capital losses                            13,000
         Valuation allowance                  (7,813,000)
                                              -----------
                                              $         -
                                              ===========

         There was no income tax expense for the year ended December 31, 1999. Taxes for the year ended December 31, 2000 consisted of the following:

                                                 2000       1999
                                              --------   -------
         Income tax expense - Federal:
           Current                            $     -    $     -
           State and local                     21,433          -
                                              ========   =======
         Total                                 21,433    $     -
                                              ========   =======

         A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 2000 and 1999 are as follows:

                                                                   2000   1999
                                                                  -----  -----
         Federal income tax expense at statutory rate             (34%)  (34%)

         Increase (decrease) resulting from:
           Increase in valuation allowance                         34%    34%
           State and local income taxes, net of federal benefit    .3%      -
                                                                  -----  -----
                                                                   .3%      -
                                                                  =====  =====

9.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office and warehouse space in Wexford, Pennsylvania, Syosset, New York, and Miami, Florida under operating leases expiring in July 2002, April 2001, and January 2001, respectively. The Company is also leasing vehicles under operating leases expiring in 2005. Future minimum lease payments under non-cancelable operating leases as of December 31, 2000 were as follows:

         Year ending
         December 31,
         ------------
              2001                   $197,000
              2002                    101,000
              2003                     54,000
              2004                     14,000
              2005                      5,000
                                     --------
                                     $371,000
                                     ========

         Lease expense for the years ended December 31, 2000 and 1999 was approximately $213,000 and $88,900, respectively.

         SERVICE AGREEMENT

         BB's inventory is maintained in a public warehouse. BB is required to make rental payments based on 4% of BB's sales of inventory stored in the warehouse. The agreement expires in October 2018 and may be cancelled under certain circumstances, as defined, by either party with a 90-day written notice.

         DISTRIBUTION AGREEMENTS

         In 1996, the Company entered into a 10-year agreement with a Chinese trading company (ALT) to distribute frozen seafood in the United States under a licensing arrangement. The Company acted as an agent for ALT. Additionally, the Company sold promotional grocery products to a subsidiary of ALT, for which ALT provided funding. In November 1999, the agreement was terminated and the Company acquired certain infrastructure and intangible assets from ALT for $4,268,237 (see Note
         7).

         NEF maintains a 25-year exclusive worldwide distribution agreement expiring in December 2022, with a Dominican Republic corporation (DR) for the sale and distribution of premium handmade cigars manufactured in the Dominican Republic. There is an option to extend the term of the distribution agreement up to an additional 25 years.

         LITIGATION

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability if any, with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

         GUARANTEE

         The Company guarantees a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply cigar wrappers.

         DELISTING NOTICE FROM NASDAQ

         The Company received a delisting notice from NASDAQ. The Company is continuing efforts to meet NASDAQ's requirements of which there can be no assurance.

10.      MAJOR CUSTOMERS

         The Company had one customer, the U.S. agent of ALT, which accounted for 54% of total 1999 sales. The Company had no accounts receivable from this customer at December 31, 2000.


11.      DISCONTINUED OPERATIONS

         In 2000, the Company abandoned the operations of PCW. Accordingly, PCW is accounted for as a discontinued operation in the accompanying 2000 consolidated financial statements and had no revenues in 2000 and operations in 1999 were not material to the financial statements The assets and liabilities of PCW included in the accompanying consolidated balance sheet as of December 31, 2000 consisted of approximately the following:

         Fixed assets, net of accumulated depreciation at $57,300  $  52,900
         Preferred stock of subsidiary                              (184,625)
                                                                   ----------
                                                                   $(131,725)
                                                                   ==========

         The preferred stock of subsidiary liability may only be funded by available funds within PCW.

12.      SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 2000, as shown below:



                                                   Grocery,
                                     Salon         Health &
                                   Products         Beauty              B2B              B2C              Total
                                --------------  ---------------  ----------------  --------------  ----------------
         Revenue         1999   $  2,823,572    $    7,199,922   $     2,444,216   $      713,529   $    13,181,239
                         2000   $  2,719,525    $            -   $    16,495,662   $    1,449,831   $    20,665,018

         Net             1999   $ (1,245,252)   $      442,224   $       179,632   $   (5,718,286)  $    (6,341,682)
         earnings        2000   $ (1,445,049)   $            -   $       (10,624)  $   (6,311,150)  $    (7,766,823)

         Identifiable
         assets          1999   $3,948,392      $    40,537      $   761,368       $   2,814,722    $   7,565,019
                         2000   $  3,041,326    $            -   $     2,089,808   $    7,148,381   $    12,279,515

         Interest
         expense         1999   $     59,966    $      188,556   $             -   $        9,600   $       258,122
                         2000   $     48,337    $            -   $        17,363   $      113,264   $       178,964

         Depreciation and
         Amortization
                         1999   $     43,791    $       23,476   $            83   $        2,267   $        69,617
                         2000   $    525,784    $            -   $         1,605   $      135,757   $       663,146


13.      FOURTH QUARTER ADJUSTMENTS

         The Company made fourth quarter  adjustments to record  advertising and
         promotional   expenses  of  approximately   $500,000  and  discontinued
         operations adjustments of approximately $495,600.


14.      EARNINGS PER SHARE

         The following data shows the amounts used in computing basic and dilutive earnings per share:



                                                                            2000       1999
                                                                        ------------   ------------
         Net loss applicable to common stock                            $(7,766,823)   $(6,341,682)
                                                                        ============   ============
         Weighted-average number of shares in basic and dilutive EPS     15,943,859      9,434,993
                                                                        ============   ============


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Synergy Brands, Inc.


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Synergy Brands, Inc. and Subsidiaries (collectively, the Company) for the year then ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Synergy Brands, Inc. and Subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
April 12, 2000

                                   BELEW, AVERITT, LLP

                                 EXHIBIT INDEX


Exhibit No.      Description                                                        Page
- -----------      -----------                                                        ----
3.1              Certificate of Incorporation and amendments thereto (1)             --

3.2              By-Laws (2)                                                         --

4                Warrants and debentures  defining  rights of security  holders      --
                 (3)

10.3             Synergy Brands Inc. 1994 Services and Consulting  Compensation  EX-3.1
                 Plan, as amended (4)

10.4             Stock Purchase Agreement dated November 23, 1999 by and between     --
                 the Company and Sinclair Broadcast Group Inc. (5)

10.5             Stock  Purchase  Agreement  dated  November  23,  1999  between     --
                 BeautyBuys.com Inc., and Sinclair Broadcast Group Inc. (5)

21               Listing of Company Subsidiaries                                  EX-21

99               Listing of Company Intellectual Properties                       EX-99


(1) Only a copy of the amendment to the Certificate of Incorporation filed July 2000 is included in the Exhibits. The amendments to Certificate of Incorporation filed 7/29/96 and filed 6/24/98 and Certificate of Designation regarding Preferred Stock filed 6/24/98, are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original Certificate of Incorporation and other amendments thereto are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

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

(4) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-92243) filed with the Commission on 12/17/99.

(5) incorporated by reference to exhibits filed to the form 8-k of the company filed with the commission (file no. 0-19409) on 12/7/99.