Form 10QSB
period 2001-03-31
SYNERGY BRANDS INC
filed 2001-05-14
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x]     Quarterly  Report  Pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 for the period ended MARCH 31, 2001

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

                                         [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 1, 2001 there were 3,847,809 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                                 MARCH 31, 2001

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                                   Page

         Condensed Consolidated Balance sheet  as of March 31, 2001
         (Unaudited)                                                             2-3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2001 and 2000 (Unaudited)                          4

         Condensed Consolidated Statements of Cash Flows for the three  months
         ended March 31, 2001 and 2000 (Unaudited)                             5 - 6

         Notes to Condensed Consolidated  Financial Statements                7 - 14

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        15 -18

         Forward Looking Information and Cautionary Statements               19 - 29

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                                30


                              SYNERGY BRANDS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001


                                                                                March 31, 2001
                                                                               ---------------
                                                                               (Unaudited)
                                   ASSETS
Current Assets:
Cash and cash equivalents                                                          $ 1,907,375
Accounts Receivable, less allowance for doubtful accounts of  $69,965.               1,041,481
Inventory                                                                            1,106,655
Trade credits receivable                                                               982,300
Prepaid assets                                                                         734,545
                                                                               ---------------

          Total Current Assets                                                       5,772,356

Collateral and Security Deposit                                                        365,606

Trade Credits Receivable                                                             2,453,000

Property and Equipment  - Net                                                          602,703

Web Site Development Costs                                                             822,302

Trade Names and Customer List, net of accumulated amortization of
$718,464.                                                                            1,975,825
                                                                               ---------------

Total Assets                                                                      $ 11,991,792
                                                                               ===============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001


                                                                               March 31, 2001
                                                                               --------------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line-of-Credit                                                                    $  596,832
Note Payable to Stockholder                                                          555,763
Accounts Payable and Accrued Expenses                                              2,634,645
                                                                                  ----------
Total Current Liabilities                                                          3,787,240

Commitments and Contingencies

Preferred Stock Of Subsidiary                                                        184,625

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding                                                                              100
Class B preferred stock - $.001 par value; 10,000,000 shares authorized, and
no shares outstanding                                                                      -
Common stock - $.001 par value; 9,980,000 Shares
authorized 3,835,484 were outstanding at 3/31/01                                       3,835
Additional paid-in capital                                                        36,585,850
Deficit                                                                          (26,879,294)
Stockholders' notes receivable                                                      (115,629)
Stockholder's advertising and in-kind services receivable                         (1,407,435)

                                                                               --------------
                                                                                    8,187,427
Less treasury stock at cost, 280 shares                                              (167,500)
                                                                               ---------------
Total stockholders' equity                                                          8,019,927
                                                                               ---------------
Total Liabilities and Stockholders Equity                                        $ 11,991,792
                                                                               ==============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2001AND 2000
                                   (UNAUDITED)


                                                                           2001                      2000
                                                                        ----------------           --------------
Net Sales                                                                    $ 5,513,411            $ 3,583,808

Cost of Sales                                                                  5,016,314              3,341,028
                                                                        ----------------           --------------
Gross Profit                                                                     497,097                242,780

Selling, General and Administrative Expense                                      813,643              1,749,835
Depreciation and Amortization                                                    234,625                134,537
                                                                        ----------------           --------------
Operating Income (Loss):                                                        (551,171)            (1,641,592)
                                                                        ----------------           --------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                   (684)                 36,078
   Interest and Divided Income                                                    33,130                  4,051
   Interest and Financing Expense                                                (34,084)               (17,408)
                                                                        ----------------           --------------
              Total Other Income (Expense)                                       (1,638)                 22,721

                                                                        ----------------           --------------

Income (Loss) Before Income Tax and Minority Interest                          (552,809)             (1,618,871)

Minority interest & dividends on preferred stock of subsidiary                       -                   75,441
Income Taxes                                                                    (17,086)                      -
                                                                        ----------------           --------------
Net Income (Loss)                                                            (569,895)               (1,543,430)

                                                                        ================           ==============

Income (Loss) Applicable to Common Stock                                    $ (569,895)            $ (1,543,430)
                                                                        ================           ==============

Basic Earnings (Loss) Per Common Share                                          $ (.15)                  $ (.56)

                                                                        ----------------           --------------
Net Income (Loss) Per Common Share                                              $ (.15)                  $ (.56)
                                                                        ================           ==============
Weighted Average Number of Shares Outstanding                                 3,828,595               2,774,672


      See Accompanying Notes To Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                          2001                      2000
                                                                  ----------------            ---------------

Cash Flows From Operating Activities:
Net Income (Loss)                                                     (569,895)               $ (1,543,430)
Adjustments to Reconcile Net loss to net cash
used in operation activities:
   Depreciation and Amortization                                       234,626                     134,538
   Non-Cash Expenses                                                         -                   1,181,233
   Changes in Operating Assets and Liabilities:
   Minority Interest &Dividends on preferred stock subsidiary                -                     (75,441)
   Accounts Receivable                                                (120,604)                    227,432
   Trade Credits Receivable                                              4,000                           -
    Inventory                                                           81,128                    ( 99,668)
   Other Current Assets                                                 48,385                    (444,327)
   Accounts Payable & Accrued Expenses                                  69,340                    (293,524)
                                                                  ----------------            ---------------

      Net Cash used in operating activities                           (253,020)                   (913,187)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                     (6,551)                   ( 36,203)
                                                                  ----------------            ---------------
       Net Cash used in
          Investing activities                                          (6,551)                   ( 36,203)

Cash Flows From Financing Activities:
Payment on debt                                                     (2,894,701)                   (150,000)
Proceeds from debt                                                   2,827,534                           -
Proceeds from Issuance of Common Stock                                       -                     269,545
                                                                  ----------------            ---------------

Net Cash provided by Financing Activities                              (67,167)                    119,545
                                                                  ----------------            ---------------
Net Increase (Decrease) in Cash                                       (326,738)                   (829,845)
Cash - Beginning of Period                                           2,234,113                   1,156,032
                                                                  ----------------            ---------------
Cash - End of  Period                                               $1,907,375                  $  326,187
                                                                  ================            ===============


      See Accompanying Notes To Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                             2001       2000
                                                          _________   ________
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                             $ 28,713    $ 17,408
Income Taxes Paid                                           17,086           -

Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Stock issued in exchange for notes receivable                    -     152,500

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan               -     106,250

Prepaid Expenses and Commission Payable
Paid with Stock issued                                     871,150           -

      See Accompanying Notes to Condensed Consolidated Financial Statements

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Synergy Brands, Inc. (Synergy) and its subsidiaries have developed and operate Internet platform operations and Internet-based businesses designed to sell a variety of products, including health and beauty aids and premium handmade cigars, directly to consumers (business to consumer) and to business (business to business). Synergy was incorporated on September 26, 1988 in the state of Delaware. A summary of the related organizations and operations is provided below.

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

         Also in November 1999, NEF sold 100% of the outstanding stock of PHS Group, Inc. to BB for $750,000. Further, Sinclair Broadcast Group (SBG) acquired 440,000 shares of Synergy common stock in accordance with a stock purchase agreement and 900,000 shares of outstanding Class B common stock of BB for $765,000, all of which is more fully described in Note 7.

         In April 2000, Sybr formed a wholly-owned subsidiary, DealByNet.com, Inc., to engage in Internet-based business to business (B2B) activities in the grocery industry, designed to create an integrated supply chain from manufactures of a variety of products to business customers.

         In December 2000, Synergy, BB and SBG entered into a modification agreement pursuant to which SBG transferred to Synergy 900,000 shares of BB's Class B common stock in exchange for Synergy issuing 100,000 shares of common stock to SBG and options to acquire 100,000 additional shares of Synergy common stock, all of which is more fully described in
         Note 7.

         In February 2001 Sybr.com formed, wholly-owned subsidiary, Supply Chain Technologies Inc. This recently formed subsidiary was created to coordinate development of the B2B internet platform designed for and by Dealbynet.com and expand it to present the supply chain technology to industries independent of the sale of grocery and health and beauty care products, marketing of which is handled by certain of the other SYBR subsidiaries.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Synergy, its wholly-owned subsidiaries, its majority-owned subsidiary (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

         The Company considers time deposits with maturities of three months or less when purchased to be components of cash.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at March 31, 2001 totaled approximately $1,700,000.

         The concentration of credit risk with respect to accounts receivables is mitigated by the credit worthiness of the Company's major customers. The Company maintains an allowance for losses based upon the expected collectibility of all such receivables. Fair value approximates carrying value for all financial instruments.

         CONCENTRATIONS OF BUSINESS RISK

         In 2001, the Company purchased over 71% of its products from one supplier. If the Company were unable to maintain its relationship, it might have a material impact on future operations.

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

         REVENUE RECOGNITION

         The Company recognizes revenue at the time merchandise is shipped to the customer. The Company issues credits to the customer for any returned items at the time the returned products are received. Net sales included gross revenue from product sales and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Cost of sales consists primarily of cost of products sold to customers.

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

         STOCK SPLIT

         On April 19, 2001, the Board of Directors authorized a 5-for-1 reverse split of its common stock to shareholders of record on April 20, 2001. Par value and per share amounts in the accompanying financial statements have been retroactively adjusted for the split.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 did not impact the Company's revenue recognition polices. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000, and requires all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and if so, the type of hedge transaction. Management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial statements because it does not currently hold any derivative instruments.

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

         In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for sales incentives (such as discounts, coupons and rebates) that a company offers to its customers for use in a single transaction. The Company's current accounting polices are in accordance with EITF Issue 00-14, which does not have a material impact on the Company's financial statements.

         In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance on whether a company should recognize revenue in the amount billed to the customer because it has earned revenue from the sale of the goods or services or whether it should recognize revenue based on the net amount retained because, in substance, it has earned a commission from the vendor-manufacture of the goods or services on the sale. The Company's current accounting policies are in accordance with EITF Issue 99-19, which does not impact the Company's financial statements.

         In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Cost." This indicates that amounts billed to a customer in a sales transaction related to shipping and handling, if any, represents revenue to the vendor and should be classified as revenue. As the Company currently classifies shipping fees charged to a customer in net sales, this consensus did not have an impact on the Company's financial statements.

         In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and not included in cost of sales, a company should disclose all such costs and the respective line items on the income statement in which they are included. The Company included shipping and handling costs of approximately $102,000 for the three months ended March 31, 2001 in general and administrative expenses.

         MANAGEMENT ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may vary from managements estimates.

         RECLASSIFICATION

         Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2.       COLLATERAL SECURITY

         At March 31, 2001, the Company had a $359,000 security deposit with a major supplier, which serves as collateral for credit purchases made by the Company from the supplier.

3.       PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 2001 consisted of the following:

         Office equipment                                    $       105,102
         Machinery and equipment                                      48,825
         Furniture and fixtures                                      231,265
         Leasehold improvements                                      418,092

         Less accumulated depreciation and amortization            (200,581)
                                                             ---------------
                                                             $       602,703

4.       INVENTORY

         Inventory as of March 31, 2001 consisted of the following:

         Beauty Products                                     $       566,507
         Tobacco finished goods                                      540,148
                                                             ---------------
                                                             $     1,106,655


5.       LINE-OF-CREDIT AND NOTE PAYABLE


         Line-of-credit with interest at prime
         plus 2%; due on demand: cancelable upon 60-day notice of any party; available balance up to 90% of qualified receivables
         ($372,241additional balance was available at March 31, 2001)
         collateralized by accounts receivable.                                   $ 596,832
                                                                                ===========
         Unsecured note payable to stockholder, with interest at 7.5%; maturing   $ 555,763
         on December 31, 2001.                                                 ============


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

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $61,250 of preferred stock dividends payable at March 31, 2001. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the referred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

         BB was formed in June 1999 and in November 1999 was authorized to isuue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At March 31, 2001, BB had 9,000,000 shares of Class A common stock and 900,000 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock (see Note 7). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB is reflected in minority interest liability until December 2000 when the minority interest was exchanged for Synergy stock (see Note 7).

7.       STOCKHOLDERS' EQUITY

         The Company has 100,000 authorized and outstanding shares of preferred stock A with a par value of $.001; 13 to one voting rights; cumulative dividends at $2.20 per annum per share before common stock; liquidation of $10.50 per share and before common stock and redemption at option of company at $10.50 per share.

         At March 31, 2001, Synergy had issued outstanding warrants to SBG to purchase 100,000 shares of common stock at $3.50 per share. The warrants become exercisable when the shares are registered and expire in December 2010. At March 31, 2001, Synergy had issued outstanding restricted cashless warrants to purchase 90,000 shares of common stock ranging from $5 and $10 per share.

         In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under the Plan, as amended, 1,680,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 1,281,800 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers.

         In November 1999, BB acquired all of the outstanding $.001 par value common stock of PHS from NEF for an 8% convertible subordinated note payable of $750,000. Simultaneously with the transaction, PHS's convertible subordinated debentures were converted to 120,000 shares of Synergy common stock.

         In November 1999, Synergy entered into a stock purchase agreement with SBG, whereby SBG purchased 440,000 share of Synergy's restricted $.001 par value common stock for $4,400,000. The purchase price consisted of $1,400,000 cash, a credit for a minimum of $2,000,000 of radio advertising and a credit for a minimum of $1,000,000 of certain in-kind services, as defined.

         In November 1999, BB entered into a stock purchase agreement with SBG, whereby SBG purchased 900,000 shares of $.001 par value Class B common stock in BB for $765,000 cash.

         Simultaneously with the purchase of the Class B shares, BB and SBG entered into a Class A Common Stock Option Agreement providing of a grant by BB to SBG of the right to purchase 8,100,000 shares of its
         Class A common stock.  In  consideration  for the grant,  SBG agreed to provide $50,000,000 of radio and/or television advertising and promotional support, as defined, to be used from November 1999 through December 31, 2004. In December 2000, Synergy, BB and SBG entered into a modification agreement to which SBG transferred to Synergy 900,000 shares of BB's Class B common stock, $7,000,000 of transferable advertising credits, web site developments costs previously provided in exchange for Synergy issuing 100,000 shares of common stock to SBG and options to acquire 100,000 additional shares of Synergy common stock. Simultaneously, Synergy sold the $7,000,000 advertising credits to a third party for $2,660,000 in cash and $4,340,000 in trade credits. Managements intention is to use the trade credits over a 4-year period, discounted at Synergy's estimated 2001 lending rate of 10%. Synergy paid a broker $375,000 in cash and the remaining balance with stock valued at $591,150 on January 2, 2001.

         On January 2, 2001, Synergy issued 100,000 restricted shares of common stock for future services and warrants to purchase 40,000 restricted shares of common stock at $12.50 per share.

         The following is a summary of such stock option transactions for the three months ended March 31, 2001 in accordance with the Plan and other restricted stock option agreements:

                                                                     Weighted
                                                                      Average
                                                 Number of           exercise
                                                 Shares                 price
                                                ----------          ---------
         Outstanding at December 31, 2000          895,124               8.50
         Canceled or Terminated                   (312,889)             14.84
         Outstanding at March 31, 2001             582,235               7.98

         Option price                           2.00-17.50

         Available for grant:                            -
         December 31, 2000

         March 31, 2001                                  -

         There were no compensation costs related to options for the months ended March 31, 2001.

8.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office and warehouse space in Wexford, Pennsylvania, Syosset, New York, and Miami, Florida under operating leases expiring in July 2002, April 2001, and January 2002, respectively. The Company is also leasing vehicles under operating leases expiring in 2005. Future minimum lease payments under non-cancelable operating leases as of March 31, 2001.

         Year ending December 31,

                  2001        $   139,000
                  2002            101,000
                  2003             54,000
                  2004             14,000
                  2005              5,000
                          ---------------
                              $   313,000
                          ===============

         SERVICE AGREEMENT

         BB's inventory is maintained in a public warehouse in South Kearny, New Jersey. The Company is required to make rental payments based on 4% of the Company's sales of inventory stored in the warehouse. The agreement expires in October 2018 and may be cancelled by either party with a 90 day written notice under certain circumstances, as defined.

         DISTRIBUTION AGREEMENTS

         In December 1997, NEF entered into a 25-year exclusive worldwide distribution agreement with a Dominican Republic corporation for the sale and distribution of premium handmade cigars manufactured in the Dominican Republic. There is an option to extend the term of the distribution agreement up to an additional 25 years.

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

9.       SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of March 31, 2001 as shown below:

                  Salon
                  Products          B2B              B2C             Total

Revenue
2000             $ 595,227      $ 2,650,267      $  338,314      $ 3,583,808
2001               509,566        4,581,327         422,518        5,513,411

Net earnings
2000             $ (361,930)      $   39,871     $(1,221,371)    $(1,543,430)
2001               (133,801)        (196,890)       (239,204)       (569,895)

Identifiable assets
2000             $ 3,352,354       $  614,677     $ 3,092,621     $ 7,059,652
2001               2,919,031        2,315,528       6,757,233      11,991,792

Interest expense and Financing Cost
2000              $    8,592                -     $     8,816        $ 17,408
2001                   9,848           24,236               -          34,084

Depreciation Amortization
2000              $  126,372        $     250     $     7,915       $ 134,537
2001                 131,517           68,373          34,735         234,625

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

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

        Results Of Operations For The First Quarter Ended March 31, 2001

     Sales for first quarter in 2001 rose 54% to $5.5 million as compared to 3.6 million in 2000. The Company's B2B operation, Dealbynet, represented approximately 83% of the total sales with the balance attributable to PHS Group, BeautyBuys.com and NetCigar.com.

     The Company improved its net cash used in operating activities by 73%. Net loss from operating activities declined to $253,020 or ($0.7) per share for the first quarter 2001 as compared to a net loss from operating activities of $913,187 or ($.33) per share, for the same period in 2000. Gross profit increased by 105% to $497,000. Operating margins increased from 6.7% to 9.0%. A significant part of the increase was achieved as a result of the streamlined logistics that are a part of the Company's DBN platform.

     Operating expenses decreased to $813,000 from $1.7 million. However excluding non-cash charges, depreciation & amortization, and the ICON transaction, net cash used from operations totaled $253,020 for the first quarter compared to $913,187 in 2000. The company's operations benefited from its strategic relationship with its largest shareholder, Sinclair and its new relationship with ICON as well as the increase of its B2B revenue base. The company reduced its operating cash flow requirements from $913,000 to $253,020 at March 31, 2001 while increasing its revenue by 54%. The company's gross profit of $497,000 together with its $2.2 million cash gain from the sale of media to ICON allowed the company to increase its business and cover its operating requirements internally. Net loss decreased to $570,000 as compared to a loss of 1,543,000 for the same prior period. However, $316,875 of the loss were non-cash charges. B2B sales increased by 72% to $4.2 million at March 31, 2001 as compared to 2.6 million for the same period in 2000. The Company continued its initial model of Leveraging its non-Internet operations into its B2C operations by maintaining Internal fulfillment centers for BeautyBuys.com and NetCigar.com. The Company's strategy of using the Internet as a low cost marketing network has enabled its warehousing operations to capture additional gross profit while servicing its core salon hair care distribution business. The same is expected to be applied to the Company's B2B operations except that multiple logistical points will be developed as well as streamlined Distribution that would utilize the internet as a tool.

                                          Q1   2001     Q1   2000      change

Total Sales                              $ 5,513,411   $  3,583,808    53.84%
Gross Profit                             $   497,097   $    242,780   104.75%
                                               9.02%          6.77%
Net Cash used in operating activities    $  (253,020)  $   (913,187)   72.29%
Per share                                $     (0.07)  $      (0.33)   79.92%
Net Profit (loss)                        $  (569,895)  $ (1,543,430)   63.08%
Per share                                $     (0.15)  $      (0.56)   73.24%
Working Capital                          $ 1,985,116   $    789,340   151.49%
Net Tangible Assets                      $ 8,019,927   $  3,204,760   150.25%
Per share                                $      2.09   $       1.16    87.17%
Shares outstanding                         3,835,484      2,868,702    33.70%
Weighted shares outstanding                3,835,595      2,774,672    37.98%

                         LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, shareholder equity increased 150% from $3.2 million ($1.12 per share) to $8.0 million ($2.09 per share). Additionally as a result of its media bartering activities with ICON, shareholders' equity increased by an additional $300,000 (8 cents per share) since December 31, 2000. The company capitalized its transaction with ICON and will be amortizing the benefits as they are used by the company's operating businesses. Dealbynet is expected to utilize the bulk of the ICON credits and according to Company's December 20th forecasts about $1 million is anticipated to be utilized from the $4.3 million of available credits in Fiscal 2001.

     Working capital increased 151% to $2.0 million at March 31, 2001 primarily as a result of its sale of media to ICON as well as its increase in revenues for the period. The Company's internal resources and line of credit with GE together with developing relationships with its primary vendors, should allow the Company to achieve its 2001 results without raising external funds from the capital markets.

     The Company's operating forecasts should not require any capital transactions, including offerings and/or private placement transactions for the remainder of fiscal 2001. Sales are being financed by GE Capital through a conventional line of credit and the Company maintains a traditional business model that has enabled the Company to grow during the recent dot com consolidation and correction. Furthermore, all of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged DealByNet to use its platform to reduce product distribution costs through logistics. These potential cost reductions could be very substantial and could result in the acceleration of the usage of the DealByNet grocery exchange by the 500 billion-dollar Grocery and Health and Beauty care industry.

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

     In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and not included in cost of sales, a company should disclose all such costs and the respective line items on the income statement in which they are included. The company included shipping and handling cost of approximately $102,000 for the three months ended March 31, 2001 in general and administrative expenses.

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

              FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

     Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

     1. THE COMPANY HAS INCURRED SUBSTANTIAL OPERATING LOSSES.

     While it is the Company's goal to achieve operating cash flow profits during 2001, the Company has experienced losses and negative cash flow in the past and, even if the Company achieves profitability, it may be unable to sustain or increase the Company's profitability in the future. The Company has been able to minimize its losses through barter transactions in the media and technology industries. These transactions have afforded the Company the utilization of technology and media assets that were needed to develop the Company's Internet properties. The Company's operating model relies on these types of transactions for its expansion. Failure to attract barter transactions and alliances may cause the company to incur operating losses beyond its available resources. However, the Company plans to limit its expansion if these resources are not available, rather then incur a risk of expansion without meaningful alliances.

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

     8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the Nasdaq Small Cap system has recently been questioned, the focus being on the market quotes for the Company's stock, the bid price having been below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share as has recently been the case with the company's stock, and is not brought above such level for a sustained period of time the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 bid and such historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its subceptibilty to market deficiencies is in a much lessened state then in years past. However, presently the Company's stock bid price has risen above a dollar as a result of, among other factors, the company's recent one for five reverse split, and NASDAQ has confirmed the company's current compliance with NASDAQ listing qualifications.

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

     11. DEPENDENCE UPON ATTRACTING AND HOLDING.

     The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. Although the Company's key employees, have stock options, its key employees do not have long term employment contracts assuring of their continued participation in the operations of the Company and may voluntarily terminate their employment with the Company at any time. Competition for such employees is intense and the process of locating technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of key personnel could have a material adverse effect upon the Company's operating efforts and on its research and development efforts. The Company does not have key person life insurance covering its management personnel or other key employees.

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

     17. THE COMPANY DEPENDS ON CONTINUED USE OF THE INTERNET AND GROWTH OF THE ONLINE PRODUCT PURCHASE MARKET.

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

     18. IF THE COMPANY DOES NOT RESPOND TO RAPID TECHNOLOGY CHANGES, ITS SERVICES COULD BECOME OBSOLETE AND ITS BUSINESS WOULD BE SERIOUSLY HARMED.

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

     Because there are relatively low barriers to entry in the e-commerce market, competition from other established and emerging companies may develop in the future. Many of the Company's competitors may also have well-established relationships with the Company's existing and prospective customers. Increased competition is likely to result in fee reductions, reduced margins, longer sales cycles for the Company's services and a decrease or loss of its market share,any of which could harm its business, operating results or financial condition.

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

     34. NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     In the U.S., the Company does not collect sales or other similar taxes on goods sold by customers and users through the Company network or service taxes on fees paid by end-users of its customers' auction sites. The Internet Tax Freedom Act of 1998, which expires on October 21, 2001, prohibits the imposition of taxes on electronic commerce by United States federal and statetaxing authorities. However, after the expiration of the Internet Tax Freedom Act, one or more states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect its opportunity to derive financial benefit from such activities. In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. A successful assertion by one or more states or any foreign country that the Company or its customers should collect sales or other taxes on the exchange of merchandise or, in the U.S., the exchange site usage fees or that the Company or its customers should collect Internet-based taxes could impair our revenue and its ability to acquire and retain customers.

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

Item 4-Submission of matters to vote of security holders.

(a) One matter was submitted to vote of shareholders for the first quarter ended March 31, 2001.

              1. On or about March 12, 2001, stockholders holding of record a majority of the outstanding stock of Synergy Brands Inc., ("the Company") consented to a reverse split of the Company's stock and authorized the company Board of Directors to implement a one for five reverse split.

Item 6- Exhibits and Reports on Form 8-K

(1)      Exhibits - none

(2)      There was one report filed on 8-k for the relevant period.

              1) The report disclosed that the registrant's auditors who have audited the financial records of the registrant for at least the last two years, Belew Averitt LLP, have merged into BDO Seidman, LLP, and the registrant has engaged as of February 28, 2001 the surviving entity BDO Seidman, LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Synergy Brands Inc.


                                            by:   /s/ Mair Faibish
                                            ----------------------
                                                 /s/ Mair Faibish
                                                 Chairman of the Board

Date 05/08/01

                                            by:   /s/ Mitchell Gerstein
                                            ---------------------------
                                                 /s/  Mitchell Gerstein
                                                 Chief Financial Officer

Date 05/08/01