Form 10KSB/A
period 2000-12-31
SYNERGY BRANDS INC
filed 2001-08-14
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A


         Amendment to the Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

Quarter Ended               High              Low
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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company's net tangible assets have increased from $2.9 million ($.16 per share) to $4.3 million ($.24 per share). As a result of exchanging media assets acquired from The Sinclair Broadcast Group in an Equity transaction, the Company received a cash infusion of $2.2 million from ICON International. The Company attributes these favorable results to its strategic relationships with ICON International and Sinclair Broadcast Group as well as the development of dealbynet.com.

     The Company's liquidity doubled to $2.2 million in fiscal 2000. The Company's internal resources and line of credit with GE together with developing relationships with its primary vendors, should allow the Company to achieve its 2001 results without raising external funds from the capital markets.

     The Company's operating forecasts should not require any major capital transactions, including offerings and/or private placement transactions for the remainder of fiscal 2001. With the net tangible assets having grown to almost $4.3 million, the Company increased its cash flow from operations in the 4th quarter of 2000 to a record level and expects continued cash flow from operations in 2001. Sales are being financed by GE Capital through a conventional line of credit and the Company maintains a traditional business model that has enabled the Company to grow during the recent dot com consolidation and correction. Furthermore, all of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged DealByNet to use its platform to reduce product distribution costs through logistics. These potential cost reductions could be very substantial and could result in the acceleration of the usage of the DealByNet grocery exchange by the 500 billion-dollar Grocery and Health and Beauty care industry.

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

Dallas, Texas
February 28, 2001
                                   BDO SEIDMAN LLC

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 2000


                                                                ASSETS
CURRENT ASSETS
   Cashand cash equivalents                                                                        $      2,234,113
   Accounts receivable, less allowance for doubtful accounts of $69,965                                     920,878
   Inventory                                                                                              1,187,783
   Prepaid assets                                                                                           502,930
                                                                                                    ---------------
       Total current assets                                                                               4,845,704

COLLATERAL SECURITY AND DEPOSITS                                                                            365,606

Property and equipment, net                                                                                 621,055

WEB SITE DEVELOPMENT COSTS                                                                                  897,313

TRADE NAMES AND CUSTOMER LIST,
 net of accumulated amortization of $583,752                                                              2,110,537
                                                                                                    ---------------
                                                                                                   $      8,840,215
                                                                                                    ===============
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line-of-credit                                                                                  $        663,999
   Note payable to Stockholder                                                                              555,763
   Accounts payable                                                                                       2,483,528
   Accrued expenses                                                                                         672,927
                                                                                                    ---------------
       Total current liabilities                                                                          4,376,217

Commitments and contingencies (Note 9)

PREFERRED STOCK OF SUBSIDIARY                                                                               184,625

Stockholders' equity
   Class A preferred stock - $.001 par value; 100,000 shares authorized and outstanding                         100
   Class B preferred stock - $.001 par value; 10,000,000 shares authorized,
    and no shares outstanding                                                                                     -
   Common stock - $.001 par value; 49,900,000 shares authorized                                              17,627
    17,627,421 shares outstanding
   Additional paid-in capital                                                                            32,261,608
   Deficit                                                                                              (26,309,398)
   Stockholders' notes receivable                                                                          (115,629)
   Stockholder's advertising and in-kind services receivable                                             (1,407,435)
                                                                                                    ---------------
                                                                                                          4,446,873

   Less treasury stock, at cost, 1,400 shares                                                              (167,500)
                                                                                                    ---------------
       Total stockholders' equity                                                                         4,279,373
                                                                                                    ---------------
                                                                                                   $      8,840,215
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


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                     Years ended December 31, 2000 and 1999


                                                                                                               Stockholder's
                                                                                                               Advertising Total
                                Class A                           Additional                    Stockholders'  and In-kind Stock
                              Preferred Stock    Common Stock     Paid-in             Treasury  Notes          Services    holders'
                              Shares Amount    Shares    Amount   Capital    Deficit  Stock     Receivables    Receivables Equity
                             ----------------  -----------------  ---------- -------  --------- -----------   ------------ --------

Issuance of common stock         -   $   -     1,536,600 $1,536   $1,668,439 $ -      $    -     $   -       $   -      $  1,669,975
Common stock issued
in connection with
compensation plan                -       -     1,769,386  1,769    2,659,133   -           -         -           -         2,660,902
Common stock issued in
connection with compensation
plan and cashless stock
exchange                         -        -    155,925   156      97,673       -           -         -           -            97,829
Common stock and warrants
issued in exchange for minority
interest of subsidiary and
advertising credits, net of
commissions                      -        -    500,000   500      2,514,642    -           -         -        (2,660,000)  (144,858)
Advertising credits sold,
net of commissions               -        -        -        -        -         -           -         -        2,660,000    2,660,000
Common stock issued in
connection with
compensation plan for
notes receivable from
stockholders                     -        -    210,000   210      102,290      -           -         (102,500)  -              -
Proceeds from stockholder
receivables                      -        -        -        -       -          -           -         318,621    -          318,621

Advertising credits utilized     -        -        -        -       -          -           -          -         1,592,565  1,592,565
Net loss                         -        -        -        -       -          (7,766,823) -          -          -       (7,766,823)
                            ------- --------  ----------- ------- ----------- ----------- --------- --------- ----------- ----------
Balance at
December 31, 2000           100,000 $100       17,627,421$ 17,627 $32,261,608$(26,309,398)$(167,500)$(115,629)$(1,407,435)$4,279,373
                            ======= ========  =========== ======= =========== =========== ========= ========= =========== ==========


          See accompanying notes to consolidated financial statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999



                                                                                    2000              1999
                                                                             -------------      --------------
Cash flows from operating activities
Net loss                                                                     $  (7,766,823)     $  (6,341,682)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                      663,146              69,617
Amortization of loan fees                                                                -              54,116
Utilization of advertising credits                                               1,592,565                   -
Impairment of assets                                                                     -           1,153,597
Dividends on preferred stock of subsidiary                                          24,500              24,500
Operating expenses paid with common stock                                        2,353,431           2,062,008
Minority interest in loss                                                         (266,258)            (82,606)
Changes in operating assets and liabilities, net of business acquisition:
Net (increase) decrease in:
Accounts receivable                                                              (132,801)         (1,862,958)
Inventory                                                                         680,789             109,797
Trade credits receivable                                                        2,660,000                   -
Prepaid and other assets                                                          (43,425)             47,145
Net increase (decrease) in
accounts payable and accrued expenses                                            (726,033)          1,431,520
                                                                            -------------      --------------
Net cash used in operating activities                                            (960,909)         (3,334,946)

Cash flows from investing activities
Purchase of property and equipment                                                (52,580)            (47,427)
Payment of collateral security deposit                                                  -            (400,900)
Refund of collateral security deposit                                               38,069                   -
Purchase of web site                                                              (405,157)                  -
Proceeds of note receivable from shareholders                                      318,621                   -
                                                                             -------------      --------------
Net cash used in investing activities                                             (101,047)           (448,327)

Cash flows from financing activities
Proceeds from debt issuance                                                      3,517,288             865,000
Payment of debt                                                                 (2,912,526)           (525,000)
Proceeds from issuance of common stock                                           1,535,275           3,508,606
Proceeds from issuance of common stock of subsidiary                                     -             765,000
                                                                             -------------      --------------
Net cash provided by financing activities                                        2,140,037           4,613,606
                                                                             -------------      --------------
Net increase in cash                                                             1,078,081             830,333

CASH AND CASH EQUIVALENTS, beginning of year                                     1,156,032             325,699
                                                                             -------------      --------------
CASH AND CASH EQUIVALENTS, end of year                                     $     2,234,113    $      1,156,032
                                                                             =============      ==============


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                     Years ended December 31, 2000 and 1999


                                                                        2000        1999
                                                                    ---------   -----------
Supplemental disclosure of cash flow information
   Interest paid                                                    $ 190,000   $  190,500
                                                                    =========   ===========
   Income taxes paid                                                $  22,000   $    8,000
                                                                    =========   ===========

Supplemental disclosure of non-cash operating,
 investing and financing activities
   Conversion of subordinated debentures                            $       -   $  600,000
   Common stock issued for notes receivable                           102,500      331,750
   Note payable offset against accounts receivable                          -    1,000,000
   Stock issued for advertising and in-kind services receivable             -    3,000,000
   Purchase of Proset and Gran Reserve assets applied against
    collateral security deposit and accounts receivable                     -    5,421,814
   Common stock issued for prepaid assets and web site
    development                                                       540,000            -
   Common stock issued in exchange for minority interest
    of subsidiary, web site development, and advertising
    credits, net of commissions                                     2,515,142            -



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

         In December 2000, Synergy, BB and SBG entered into a modification agreement to which SBG transferred to Synergy 900,000 shares of BB's Class B common stock, $7,000,000 of transferable advertising credits, web site developements costs previously provided in exchange for Synergy issuing 500,000 shares of common stock to SBG and options to acquire 500,000 additional shares of Synergy common stock. Concurrently, Synergy sold the $7,000,000 advertising credits to a third party for $2,660,000 in cash and $4,340,000 in trade credits. Synergy paid a broker $375,000 in cash and the remaining balance in accrued expenses of $591,150 with stock valued at $591,150 on January 2, 2001. The Company accounted for the acquisition of the minority interest from SBG based on the value of the equity securities issued net of commissions and the cash received from the third party. As the value to be realized from the remaining $4,340,000 im barter trade credits is currently indeterminable, no value has been assigned to such credits. As these credits are used in the future, the goods or services received will be brought into the Company's books at no basis.

         Previously issued financial statements reflected the estimated net present value of the trade credits of $3,439,000 as an asset on the Company's books. Due to the indeterminable value associated with these barter credits, the Company has restated its December 31, 2000 balance sheet to remove the asset. This restatment had no net effect on the Company's previously reported net loss or net loss per share.

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



                                                   Grocery,
                                     Salon         Health &
                                   Products         Beauty              B2B              B2C              Total
                                --------------  ---------------  ----------------  --------------  ----------------
         Revenue         1999   $  2,823,572    $    7,199,922   $     2,444,216   $      713,529   $    13,181,239
                         2000   $  2,719,525    $            -   $    16,495,662   $    1,449,831   $    20,665,018

         Net             1999   $ (1,245,252)   $      442,224   $       179,632   $   (5,718,286)  $    (6,341,682)
         earnings        2000   $ (1,445,049)   $            -   $       (10,624)  $   (6,311,150)  $    (7,766,823)

         Identifiable
         assets          1999   $3,948,392      $    40,537      $   761,368       $   2,814,722    $     7,565,019
                         2000   $3,041,326      $         -      $ 2,089,808       $   3,709,081    $     8,840,215

         Interest
         expense         1999   $     59,966    $      188,556   $             -   $        9,600   $       258,122
                         2000   $     48,337    $            -   $        17,363   $      113,264   $       178,964

         Depreciation and
         Amortization
                         1999   $     43,791    $       23,476   $            83   $        2,267   $        69,617
                         2000   $    525,784    $            -   $         1,605   $      135,757   $       663,146


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