Form 10QSB/A
period 2001-03-31
SYNERGY BRANDS INC
filed 2001-08-14
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

                                                         SYNERGY BRANDS, INC.
                                                            FORM 10-Q SB/A
                                                            MARCH 31, 2001



                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                            Page

         Condensed Consolidated Balance sheet  as of March 31, 2001
         (Unaudited)                                                     2-3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2001 and 2000 (Unaudited)                  4

         Condensed Consolidated Statements of Cash Flows for the three  months
         ended March 31, 2001 and 2000 (Unaudited)                       5-6

         Notes to Condensed Consolidated  Financial Statements           7-14

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  15-18

         Forward Looking Information and Cautionary Statements          19-29

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                         30

                              SYNERGY BRANDS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001


                                                                             March 31, 2001
                                                                             --------------
                                                                                (Unaudited)
                                   ASSETS
Current Assets:
Cash and cash equivalents                                                       $ 1,907,375
Accounts Receivable, less allowance for doubtful accounts of  $69,965.            1,041,481
Inventory                                                                         1,106,655
Prepaid assets                                                                      734,545
                                                                            ---------------

          Total Current Assets                                                    4,790,056

Collateral and Security Deposit                                                     365,606

Property and Equipment  - Net                                                       602,703

Web Site Development Costs                                                          822,302

Trade Names and Customer List, net of accumulated amortization of
$718,464.                                                                         1,975,825
                                                                           ----------------

Total Assets                                                                    $ 8,556,492
                                                                           ================

      See Accompanying Notes to Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001


                                                                                     March 31, 2001
                                                                                   ----------------
                                                                               (         Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line-of-Credit                                                                             $ 596,832
Note Payable to Stockholder                                                                  555,763
Accounts Payable and Accrued Expenses                                                      2,634,645
                                                                                    ----------------
Total Current Liabilities                                                                  3.787.240

Commitments and Contingencies

Preferred Stock Of Subsidiary                                                                184,625

STOCKHOLDERS' EQUITY:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding                                                                                      100
Class B preferred stock - $.001 par value; 10,000,000 shares authorized, and
no shares outstanding                                                                              -
Common stock - $.001 par value; 9,980,000 Shares
authorized 3,835,484 were outstanding at 3/31/01                                               3,835
Additional paid-in capital                                                                33,146,550
Deficit                                                                                 (26,875,294)
Stockholders' notes receivable                                                             (115,629)
Stockholder's advertising and in-kind services receivable                                (1,407,435)
                                                                                         (1,407,435)
                                                                                    ----------------
                                                                                           4,752,127

Less treasury stock at cost, 280 shares                                                    (167,500)
                                                                                    ----------------

Total stockholders' equity                                                                 4,584,627
                                                                                    ----------------
Total Liabilities and Stockholders Equity                                                $ 8,556,492
                                                                                    ================


      See Accompanying Notes to Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2001AND 2000
                                   (UNAUDITED)


                                                                                2001                 2000
                                                                        ----------------    ----------------
Net Sales                                                                    $ 5,513,411      $ 3,583,808

Cost of Sales                                                                  5,012,314        3,341,028
                                                                        ----------------    ----------------
Gross Profit                                                                     501,097          242,780

Selling, General and Administrative Expense                                      813,643        1,749,835
Depreciation and Amortization                                                    234,625          134,537
                                                                        ----------------    ----------------
Operating Income (Loss):                                                       (547,171)      (1,641,592)
                                                                        ----------------    ----------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                   (684)           36,078
   Interest and Divided Income                                                    33,130            4,051
   Interest and Financing Expense                                               (34,084)         (17,408)
                                                                        ----------------    ----------------
              Total Other Income (Expense)                                       (1,638)           22,721

                                                                        ----------------    ----------------
Income (Loss) Before Income Tax and Minority Interest                          (548,809)      (1,618,871)

Minority interest & dividends on preferred stock of subsidiary                         -           75,441
Income Taxes                                                                    (17,086)                -
                                                                        ----------------    ----------------
Net Income (Loss)                                                              (565,895)      (1,543,430)

                                                                        ================    ================

Income (Loss) Applicable to Common Stock                                    $ (565,895)     $ (1,543,430)
                                                                        ================    ================

Basic Earnings (Loss) Per Common Share                                          $ (.15)           $ (.56)

                                                                        ----------------    ----------------
Net Income (Loss) Per Common Share                                              $ (.15)           $ (.56)
                                                                        ================    ================
Weighted Average Number of Shares Outstanding                                 3,828,595         2,774,672


      See Accompanying Notes To Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                     2001             2000
                                                                  -----------     -----------

Cash Flows From Operating Activities:
Net Income (Loss)                                                  (565,895)     $(1,543,430)
Adjustments to Reconcile Net loss to net cash
used in operation activities:
   Depreciation and Amortization                                    234,626          134,538
   Non-Cash Expenses                                                      -        1,181,233
   Changes in Operating Assets and Liabilities:
   Minority Interest &Dividends on preferred stock subsidiary             -          (75,441)
   Accounts Receivable                                             (120,604)         227,432
    Inventory                                                        81,128         ( 99,668)
   Other Current Assets                                              48,365         (444,327)
   Accounts Payable & Accrued Expenses                               69,340         (293,524)
                                                                  -----------     -----------

      Net Cash used in operating activities                        (253.020)        (913,187)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                  (6,551)        ( 36,203)
                                                                  -----------     -----------
       Net Cash used in
          Investing activities                                       (6,551)        ( 36,203)

Cash Flows From Financing Activities:
Payment on debt                                                  (2,894,701)        (150,000)
Proceeds from debt                                                2,827,534                -
Proceeds from Issuance of Common Stock                                    -          269,545
                                                                  -----------     -----------

Net Cash provided by Financing Activities                           (67,167)         119,545
                                                                  -----------     -----------
Net Increase (Decrease) in Cash                                    (326,738)        (829,845)
Cash - Beginning of Period                                        2,234,113        1,156,032
                                                                  -----------     -----------
Cash - End of  Period                                            $1,907,375        $ 326,187
                                                                 ============     ============


      See Accompanying Notes To Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                             2001         2000
                                                         ----------   ---------
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                             $ 28,713     $17,408

Income Taxes Paid                                           17,086           -

Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Stock issued in exchange for notes receivable                    -     152,500

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan               -     106,250

Prepaid Expenses and Commission Payable
Paid with Stock issued                                     871.150           -


      See Accompanying Notes to Condensed Consolidated Financial Statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001

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

3.       PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 2001 consisted of the following:

         Office equipment                                         $  105,102
         Machinery and equipment                                      48,825
         Furniture and fixtures                                      231,265
         Leasehold improvements                                      418,092

         Less accumulated depreciation and amortization            (200,581)
                                                                  ----------
                                                                  $  602,703

4.       INVENTORY

         Inventory as of March 31, 2001 consisted of the following:

         Beauty Products                                          $  566,507
         Tobacco finished goods                                      540,148
                                                                  $1,106,655


5.       LINE-OF-CREDIT AND NOTE PAYABLE

         Line-of-credit with interest at prime
         plus 2%; due on demand: cancelable upon 60-day notice of any party; available balance up to 90% of qualified receivables ($372,241additional balance was available at March 31, 2001)
         collateralized by accounts receivable.                     $ 596,832
                                                                  ===========
         Unsecured note payable to stockholder, with interest at 7.5%; maturing
         on December 31, 2001.                                      $ 555,763
                                                                  ===========
6.       MINORITY INTERESTS

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

         Simultaneously with the purchase of the Class B shares, BB and SBG entered into a Class A Common Stock Option Agreement providing of a grant by BB to SBG of the right to purchase 8,100,000 shares of its
         Class A common stock.  In  consideration  for the grant,  SBG agreed to provide $50,000,000 of radio and/or television advertising and promotional support, as defined, to be used from November 1999 through December 31, 2004. In December 2000, Synergy, BB and SBG entered into a modification agreement to which SBG transferred to Synergy 900,000 shares of BB's Class B common stock, $7,000,000 of transferable advertising credits, web site developments costs previously provided in exchange for Synergy issuing 100,000 shares of common stock to SBG and options to acquire 100,000 additional shares of Synergy common stock. Concurrently, Synergy sold the $7,000,000 advertising credits to a third party for $2,660,000 in cash and $4,340,000 in trade credits. Synergy paid a broker $375,000 in cash and the remaining balance in accrued expenses of $591,150 with stock valued at $591,150 on January 2, 2001. The Company accounted for the acquisition of the minority interest from SBG based on the value of the equity securities issued net of commissions and the cash received from the third party. As the value to be realized from the remaining $4,340,000 in barter trade credits is currently indeterminable, no value has been assigned to such credits. As these credits are used in the future, the goods or services received will be brought onto the Company's books at no basis.

         Previously issued financial statements reflected the estimated net present value of the trade credits of $3,439,000 as an asset on the Company's books. Due to the indeterminable value associated with these barter credits, the Company has restated its March 31, 2001 balance sheet to remove the asset. This restatement had no significant net affect on the Company's previously reported net loss or net loss per share.

         On January 2, 2001, Synergy issued 100,000 restricted shares of common stock for future services and warrants to purchase 40,000 restricted shares of common stock at $12.50 per share.

         The following is a summary of such stock option transactions for the three months ended March 31, 2001 in accordance with the Plan and other restricted stock option agreements:

                                                                      Weighted
                                                                       Average
                                                         Number of    exercise
                                                            Shares       price
                                                        -----------   --------
         Outstanding at December 31, 2000                  895,124        8.50
          Canceled or Terminated                          (312,889)      14.84
         Outstanding at March 31, 2001                     582,235        7.98

          Option price                                  2.00-17.50

         Available for grant:                                    -
         December 31, 2000

         March 31, 2001                                          -

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

         YEAR ENDING DECEMBER 31,

                  2001           $   139,000
                  2002               101,000
                  2003                54,000
                  2004                14,000
                  2005                 5,000
                            ----------------
                                 $   313,000
                            ================

         SERVICE AGREEMENT

         B's inventory is maintained in a public warehouse in South Kearny, New Jersey. The Company is required to make rental payments based on 4% of the Company's sales of inventory stored in the warehouse. The agreement expires in October 2018 and may be cancelled by either party with a 90 day written notice under certain circumstances, as defined.

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



                  Salon
                  Products          B2B              B2C           Total
                 ----------    -----------     ------------    ------------

Revenue
2000             $  595,227   $ 2,650,267     $   338,314      $  3,583,808
2001                509,566     4,581,327         422,518         5,513,411

Net earnings
2000             $ (361,930)   $    39,871    $(1,221,371)     $(1,543,430)
2001               (133,801)      (196,890)      (235,204)        (565,895)

Identifiable assets
2000             $3,352,354    $   614,677    $ 3,092,621      $  7,059,652
2001              2,919,031      2,315,528      3,321,933         8,556,492

Interest expense and Financing Cost
2000              $   8,592               -    $    8,816       $    17,408
2001                  9,848          24,236             -            34,084

Depreciation Amortization
2000              $ 126,372      $      250     $    7,915       $  134,537
2001                131,517          68,373         34,735          234,625

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

     The Company improved its net cash used in operating activities by 73%. Net loss from operating activities declined to 253,020 or ($0.7) per share for the first quarter 2001 as compared to a net loss from operating activities of 913,187 or ($.33) per share, for the same period in 2000. Gross profit increase by 107% to $501,000. Operating margins increased from 6.7% to 9.1%. A significant part of the increase was achieved as a result of the streamlined logistics that are a part of the Company's DBN platform.

     Operating expenses decreased to $813,000 from $1.7 million. However excluding non-cash charges, depreciation & amortization, and the ICON transaction, net cash used from operations totaled $253,020 for the first quarter compared to $913,187 in 2000. The company's operations benefited from its strategic relationship with its largest shareholder, Sinclair and its new relationship with ICON as well as the increase of its B2B revenue base. The company reduced its operating cash flow requirements from $913,000 to $253,020 at March 31, 2001 while increasing its revenue by 54%. The company's gross profit of $501,000 together with its $2.2 million cash gain from the sale of media to ICON allowed the company to increase its business and cover its operating requirements internally. Net loss decreased to $566,000 as compared to a loss of $1,543,000 for the same prior period. However, $316,875 of the loss were non-cash charges. B2B sales increased by 72% to $4.2 million at March 31, 2001 as compared to 2.6 million for the same period in 2000. The Company continued its initial model of Leveraging its non-Internet operations into its B2C operations by maintaining Internal fulfillment centers for BeautyBuys.com and NetCigar.com. The Company's strategy of using the Internet as a low cost marketing network has enabled its warehousing operations to capture additional gross profit while servicing its core salon hair care distribution business. The same is expected to be applied to the Company's B2B operations except that multiple logistical points will be developed as well as streamlined Distribution that would utilize the internet as a tool.


                                            Q1   2001      Q1   2000    change

Total Sales                               $ 5,513,411    $ 3,583,808    53.84%
Gross Profit                              $   501,097    $   242,780   106.39%
                                                 9.09%          6.77%
Net Cash used in operating activities     $  (253,020)   $  (913,187)   72.29%
Per share                                 $     (0.07)   $     (0.33)   79.92%
Net Profit (loss)                         $  (565,895)   $(1,543,430)   63.40%
Per share                                 $     (0.15)   $     (0.56)   73.24%
Working Capital                           $ 1,002,816    $   789,340    27.04%
Net Tangible Assets                       $ 4,584,627    $ 3,204,760    43.05%
Per share                                 $      1.20    $      1.16     3.44%
Shares outstanding                          3,835,484      2,868,702    33.70%
Weighted shares outstanding                 3,828,595      2,774,672    37.98%

                         LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, shareholder equity increased 43% from $3.2 million ($1.16 per share) to $4.6 million ($1.20 per share).

     Working capital increased by $200,000 at March 31, 2001 primarily as a result of its increase in revenues for the period. The Company's internal resources and line of credit with GE together with developing relationships with its primary vendors, should allow the Company to achieve its 2001 results without raising external funds from the capital markets.

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

         8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

         Synergy's qualification for trading on the Nasdaq Small Cap system has recently been questioned, the focus being on the market quotes for the Company's stock, the bid price having been below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share as have recently been the case with the company's stock, and is not brought above such level for a sustained period of time the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 bid and such historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its subceptibilty to market deficiencies is in a much lessened state then in years past. However, presently the Company's stock bid price has risen above a dollar as a result of, among other factors, the company's recent one for five reverse split, and NASDAQ has confirmed the company's current compliance with NASDAQ listing qualifications.

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

         1. On or about March 12, 2001, stockholders holding of record a majority of the outstanding stock of Synergy Brands Inc., ("the Company") consented to a reverse split of the Company's stock and authorized the company's Board of Directors to implement a one for five reverse split.

Item 6- Exhibits and Reports on Form 8-K

(1)      Exhibits - none

(b)      There was one report filed on 8-k for the relevant period.

         1) The report disclosed that the registrant's auditors who have audited the financial records of the registrant for at least the last two years, Belew Averitt LLP, have merged into BDO Siedman, LLP, and the registrant has engaged as of February 28, 2001 the surviving entity BDO Seidman, LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Synergy Brands, Inc.

                                                   /S/ Mair Faibish
                                                  ---------------------
 Date: 05/08/01

--------------------------
By:  Mair Faibish
Chairman of the Board

                                                   /S/  Mitchell Gerstein
                                                  -----------------------

Date:  05/08/01

---------------------------
By:  Mitchell Gerstein
Chief Financial Officer