Form 10QSB
period 2001-06-30
SYNERGY BRANDS INC
filed 2001-08-14
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended JUNE 30, 2001


                         Commission File Number: 0-19409


                              SYNERGY BRANDS, INC.
             (Exact name of registrant as it appears in its charter)


                               Delaware 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               identification no.)

                    1175 Walt Whitman Road, Melville NY 11747
               (Address of principal executive offices) (zip code)


                                  631-424-5500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 2001 there were 4,052,809 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                                  JUNE 30, 2001

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                   Page

         Condensed Consolidated Balance sheet  as of June 30, 2001
         (Unaudited)                                                             2-3

         Condensed Consolidated Statements of Operations for the six
         months ended June 30, 2001 and 2000 (Unaudited)                           4

         Condensed Consolidated Statements of Operations for the three
         months ended June 30, 2001 and 2000 (Unaudited)                           5

         Condensed Consolidated Statements of Cash Flows for the six  months
         ended June 30, 2001 and 2000 (Unaudited)                              6 - 7

         Notes to Condensed Consolidated  Financial Statements                8 - 15

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        16 -20

         Forward Looking Information and Cautionary Statements               21 - 31

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                                32


                              SYNERGY BRANDS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001



                                                                          June 30, 2001
                                                                        ---------------
                                                                            (Unaudited)
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $ 1,429,187
Collateral and Cash Security Deposit                                            573,315
Accounts Receivable, less allowance for doubtful accounts of  $69,965.        1,149,175
Inventory                                                                       993,478
Prepaid assets                                                                  654,058
                                                                        ---------------

          Total Current Assets                                                4,799,213

Property and Equipment  - Net                                                   606,379

Web Site Development Costs                                                      772,724

Trade Names and Customer List, net of accumulated amortization of             1,841,113
$ 853,176.
                                                                        ---------------
Total Assets                                                                 $8,019,429


      See Accompanying Notes to Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001



                                                                            June 30, 2001
                                                                             ------------
                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line-of-Credit                                                                  $ 641,099
Note Payable to Stockholder                                                       555,763
Accounts Payable and Accrued Expenses                                           2,590,837
                                                                             ------------

Total Current Liabilities                                                       3,787,699

Commitments and Contingencies

Preferred Stock Of Subsidiary                                                     184,625

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding                                                                          100
Class B preferred stock - $.001 par value; 10,000,000 shares authorized, and
no shares outstanding                                                                  -
Common stock - $.001 par value; 9,980,000 Shares
authorized  3,840,484 were outstanding at 6/30/01                                  3,840
Additional paid-in capital                                                    33,157,044
Deficit                                                                      (27,423,315)
Stockholders' notes receivable                                                  115,629)
Stockholder's advertising and in-kind services receivable                    (1,407,435)
                                                                             ------------
                                                                               4,214,605

Less treasury stock at cost, 280 shares                                         (167,500)
                                                                             ------------
Total stockholders' equity                                                      4,047,105

Total Liabilities and Stockholders Equity                                      $8,019,429
                                                                             ============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                                 2001                      2000
                                                                        ----------------             ---------------
Net Sales                                                                   $  6,041,028             $5,035,140

Cost of Sales                                                                  5,485,408              4,711,551
                                                                        ----------------             ---------------
Gross Profit                                                                     555,620                323,589

Selling General and Administrative Expense                                     1,074,492              1,531,265
Depreciation and Amortization                                                    234,156                187,539
                                                                        ----------------             ---------------
Operating Income (Loss):                                                        (753,028)            (1,395,215)
                                                                        ----------------             ---------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                (281,586)                (1,128)
   Interest and Dividend Income                                                   30,325                      4
   Interest and Financing Expenses                                              (23,500)                (22,444)
                                                                        ----------------             ---------------
              Total Other Income (Expense)                                     (274,761)                (23,568)
                                                                        ----------------             ---------------

Income (Loss) Before Income Tax, Minority Interest and
Extraordinary Item                                                            (1,027,789)             (1,418,783)

Minority interest & dividends on preferred stock of subsidiary                         -                   48,055
Income Taxes                                                                     (7,020)                        -
                                                                        ----------------             ---------------
Net Income (Loss) Before Extraordinary Item                                   (1,034,809)              (1,370,728)

Extraordinary gain                                                             486,788                          -
                                                                        ----------------             ---------------

Net Income (Loss)                                                           $ (548,021)              $ (1,370,728)
                                                                        ================             ===============
Income (Loss) Applicable to Common Stock                                    $ (548,021)               $ (1,370,728)
                                                                        ================             ===============
Basic and Diluted loss Per Common Share:
       Loss from operating before Extraordinary Item                         $  (.27)                      $ (.47)
       Extraordinary Item                                                    $   .13                            -

                                                                        ----------------             ---------------
Net Income (Loss) Per Common Share                                            $ (.14)                     $ (.47)
                                                                        ================             ===============
Weighted Average Number of Shares Outstanding                                3,837,540                   2,922,980


      See Accompanying Notes To Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001AND 2000
                                   (UNAUDITED)


                                                                       2001              2000
                                                                  -------------     ------------
Net Sales                                                          $ 11,554,439      $ 8,618,948

Cost of Sales                                                        10,484,485        8,052,579
                                                                  -------------     ------------
Gross Profit                                                          1,069,954          566,369

Selling, General and Administrative Expense                           1,901,371        3,281,100
Depreciation and Amortization                                           468,781          322,076
                                                                  -------------     ------------
Operating Income (Loss):                                            (1,300,198)      (3,036,807)
                                                                  -------------     ------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                      (282,272)           34,950
   Interest and Dividend Income                                         63,456             4,055
   Interest and Financing Expense                                     (57,583)          (39,852)

              Total Other Income (Expense)                            (276,399)            (847)
                                                                  -------------     ------------

Income (Loss) Before Income Tax and Minority Interest and
Extraordinary Item                                                  (1,576,597)      (3,037,654)

Minority interest & dividends on preferred stock of subsidiary               -           123,496
Income Taxes                                                           (24,108)                -
                                                                  -------------     ------------
Net Income (Loss) Before Extraordinary Item                         (1,600,705)      (2,914,158)

Extraordinary Gain                                                     486,788                 -
                                                                  -------------     ------------

Net Income (Loss)                                                  $(1,113,917)    $ (2,914,158)
                                                                  =============    =============
Income (Loss) Applicable to Common Stock                          $(1,113,917)     $ (2,914,158)
                                                                  =============    =============
Basic and Diluted loss Per Common Share:
       Loss from operating before Extraordinary Item                   $ (.42)          $ (1.01)
       Extraordinary Item                                              $  .13                  -
                                                                  -------------     ------------
Net Income (Loss) Per Common Share                                     $ (.29)          $ (1.01)
                                                                  -------------     ------------
Weighted Average Number of Shares Outstanding                       3,833,081          2,897,359


      See Accompanying Notes To Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                2001               2000
                                                                           -------------     ------------

Cash Flows From Operating Activities:
Net Income (Loss)                                                         $ (1,113,917)     $ (2,914,158)
Adjustments to Reconcile Net loss to net cash
used in operation activities:
   Depreciation and Amortization                                                468,782          322,076
   Non-Cash Expenses                                                                  -        1,605,048
   Changes in Operating Assets and Liabilities:
   Minority Interest &Dividends on preferred stock subsidiary                         -        (123,496)
   Accounts Receivable                                                        (228,297)         (45,098)
   Inventory                                                                  194,305          ( 18,997)
   Other Current Assets                                                        139,372         (283,012)
   Accounts Payable & Accrued Expenses                                          25,230         (321,615)
                                                                           -------------     ------------

      Net Cash used in operating activities                                   (514,225)       (1,779,252)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                            (60,092)         ( 42,135)
Purchase of Security Deposit                                                  (207,710)           (1,136)
                                                                           -------------     ------------
       Net Cash used in                                                        (267,802)         (43,271)
          Investing activities

Cash Flows From Financing Activities:
Payment on debt                                                             (5,564,962)         (730,696)
Proceeds from debt                                                           5,542,063            972,654
Proceeds from Issuance of Common Stock                                               -            861,545
                                                                           -------------     ------------

Net Cash provided by Financing Activities                                     (22,899)          1,103,503
                                                                           -------------     ------------
Net Increase (Decrease) in Cash                                                (804,926)        (719,020)
Cash - Beginning of Period                                                    2,234,113         1,156,032
                                                                           -------------     ------------
Cash - End of  Period                                                      $  1,429,187         $ 437,012
                                                                           =============     ============



      See Accompanying Notes To Condensed Consolidated Financial Statements

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                         2001       2000
                                                                      ---------  ---------
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                          $52,213    $34,492

Income Taxes Paid                                                       24,106      9,781

Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:                                         -

Stock issued in exchange for notes receivable                                      189,629

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                            -    419,968

Prepaid Expenses, Commission Payable and Accounts Payable
Paid with Stock issued                                                  881,649    253,616


      See Accompanying Notes to Condensed Consolidated Financial Statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001

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

         In November 1999, NEF acquired all of the outstanding common stock (100 shares at $.001 par value) of Gran Reserve Corp. (GR), a distributor of handmade cigars. NEF then transferred all of the outstanding common stock of GR to NetCigar.

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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at June 30, 2001 totaled approximately $ 1,200,000. .

         The concentration of credit risk with respect to accounts receivables is mitigated by the credit worthiness of the Company's major customers. The Company maintains an allowance for losses based upon the expected collectibility of all such receivables. Fair value approximates carrying value for all financial instruments.

         CONCENTRATIONS OF BUSINESS RISK

         In 2001 and 2000, the Company purchased over 71% of its products from one supplier. If the Company were unable to maintain its relationship, it might have a material impact on future operations.

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

         In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a web site should be capitalized or expensed. The Company adopted this consensus in the third quarter of 2000. The Company's web sites were ready for application in 2001, and the Company began to amortize using the straight-line method over the estimated useful lives of the web sites, not to exceed 3 years.

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

         In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and not included in cost of sales, a company should disclose all such costs and the respective line items on the income statement in which they are included. The Company included shipping and handling costs of approximately $ 217,000 for the six months ended June 30, 2001 in general and administrative expenses.

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

2.       COLLATERAL SECURITY

         At June 30, 2001, the Company had a $ 559,000 security deposit with a major supplier, which serves as collateral for credit purchases made by the Company from the supplier. The Company has the right to offset the deposit against any outstanding unpaid invoices due to the supplier.

3.       PROPERTY AND EQUIPMENT

         Property and equipment as of June 30, 2001 consisted of the following:

         Office equipment                                    $ 110,001
         Machinery and equipment                                48,825
         Furniture and fixtures                                231,265
         Leasehold improvements                                441,772

         Less accumulated depreciation and amortization      (225,484)
                                                             ---------
                                                             $ 606,379

4.       INVENTORY

         Inventory as of June 30, 2001 consisted of the following:

         Beauty Products                                     $496,037
         Tobacco finished goods                              $497,441
                                                             $993,478

5.       LINE-OF-CREDIT AND NOTE PAYABLE

         Line-of-credit with interest at prime
         plus 2%; due on demand: cancelable upon 60-day notice of any party; available balance up to 90% of qualified receivables
         ($223,248 additional balance was available at June 30, 2001)
         collateralized by accounts receivable.                        $ 641,099
                                                                     ===========
         Unsecured note payable to stockholder, with interest at 7.5%; maturing
         on December 31, 2001.                                         $ 555,763
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

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $61,250 of preferred stock dividends payable at June 30, 2001. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the referred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

         BB was formed in June 1999 and in November 1999 was authorized to issue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At June 30, 2001, BB had 9,000,000 shares of Class A common stock and 900,000 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock (see Note 7). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB is reflected in minority interest liability until December 2000 when the minority interest was exchanged for Synergy stock (see Note 7).

7.       STOCKHOLDERS' EQUITY

         The Company has 100,000 authorized and outstanding shares of preferred stock A with a par value of $.001; 13 to one voting rights; cumulative dividends at $2.20 per annum per share before common stock; liquidation of $10.50 per share and before common stock and redemption at option of company at $10.50 per share.

         At June 30, 2001, Synergy had issued outstanding warrants to SBG to purchase 100,000 shares of common stock at $3.50 per share. The warrants become exercisable when the shares are registered and expire in December 2010. At June 30, 2001, Synergy had issued outstanding restricted cashless warrants to purchase 90,000 shares of common stock ranging from $5 and $10 per share.

         In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under the Plan, as amended, 1,680,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 1,596,800 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers.

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

         Simultaneously with the purchase of the Class B shares, BB and SBG entered into a Class A Common Stock Option Agreement providing of a grant by BB to SBG of the right to purchase 8,100,000 shares of its
         Class A common stock.  In  consideration  for the grant,  SBG agreed to provide $50,000,000 of radio and/or television advertising and promotional support, as defined, to be used from November 1999 through December 31, 2004. In December 2000, Synergy, BB and SBG entered into a modification agreement to which SBG transferred to Synergy 900,000 shares of BB's Class B common stock, $7,000,000 of transferable advertising credits, web site developments costs previously provided in exchange for Synergy issuing 100,000 shares of common stock to SBG and options to acquire 100,000 additional shares of Synergy common stock. Simultaneously, Synergy sold advertising credits to a third party for $2,660,000 in cash and in trade credits. Synergy paid a broker $375,000 in cash and the remaining balance with stock valued at $591,150 on January 2, 2001.

         On January 2, 2001, Synergy issued 100,000 restricted shares of common stock for future services and warrants to purchase 40,000 restricted shares of common stock at $12.50 per share.

         The following is a summary of such stock option transactions for the six months ended June 30, 2001 in accordance with the Plan and other restricted stock option agreements:

                                                                        Weighted
                                                                         Average
                                                     Number of          exercise
                                                        Shares             price
                                                     ---------         ---------
          Outstanding at December 31, 2000            895,124             8.50
          Canceled or Terminated                     (315,889)           14.60
          Outstanding at June 30, 2001                579,235             7.96

          Option price                             2.00-17.50

          Available for grant:                              -
          December 31, 2000

          June 30, 2001                                     -

         There were no compensation costs related to options for the months ended June 30, 2001.

8.       COMMITMENTS AND CONTINGENCIES

         Lease commitments

         The Company leases office and warehouse space in Wexford, Pennsylvania, Syosset New York, Melville New York, and Miami, Florida under operating leases expiring in July 2002, May 2003, and June 2008, and January 2002 respectively. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under non-cancelable operating leases as of June 30, 2001:

         Year ending December 31,
         ------------------------
                  2001                               $ 131,909
                  2002                                 188,609
                  2003                                 140,330
                  2004                                 101,887
                  2005                                  96,980
                  Thereafter                           250,266
                                                    ----------
                                                     $ 909,981
                                                    ==========
         SERVICE AGREEMENT

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

         GUARANTEE

         In March 1998, The Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. In July 2001, the Company issued 200,000 shares of stock to satisfy the guarantee and receive brand names as part of the agreement. The liability has been accrued at June 30, 2001 and the related expense of $ 253,800 has been included in miscellaneous expenses.

9.       SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of June 30, 2001 as shown below:

                  Salon
                    Products          B2B            B2C             Total
                  -----------       -----------  -----------   -----------
Revenue
2000              $ 1,406,105       $ 6,559,911  $   652,932  $  8,618,948
2001              $ 1,144,739       $ 9,280,980  $ 1,128,720  $ 11,554,439

Net earnings
2000              $  (651,898)      $   86,518    $(2,348,778) $(2,914,158)
2001              $  (279,589)      $ (401,265)   $  (433,063) $(1,113,917)

Identifiable assets
2000              $ 3,840,752       $  818,910    $ 2,674,607  $ 7,334,269
2001              $ 2,775,292       $1,966,468    $ 3,277,669  $ 8,019,429

Interest expense and Financing Cost
2000              $    14,473       $  5,067      $    20,312  $    39,852
2001              $    18,839       $ 37,699      $     1,045  $    57,583

Depreciation Amortization
2000              $   252,744       $    500      $    68,832  $   322,076
2001              $   263,034       $136,279      $    69,468  $   468,781

10.      EXTRAORDINARY ITEM

         The Company recorded a $486,788 extra-ordinary gain as a result of non-performance by a vendor.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands Inc. (NASDAQ: SYBR) and its consolidated subsidiaries, ("SYBR" or "the Company") have developed, operate and continue to seek opportunities to establish, Businesses directed at sale of variety of products as well as Partnering and seeking to partner or invest with advanced technologies to enhance the Company's properties and participate in new ventures synergistic with the other operations of the Company, including establishment of strategic contacts and alliances with other companies that would help the Company merchandise nationally branded products in its business categories.

     SYBR's Internet strategy includes the internal development and operation of subsidiaries as well as the taking of strategic positions in other Internet companies that have demonstrated synergies with SYBR's core businesses. The
Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. SYBR and its consolidated subsidiaries have developed Internet properties that facilitate internet product sales and procurement as well as strategically partnering with off line and on- line media companies to build revenues. SYBR's business strategies are focused on developing business opportunities in three related sectors Business to Consumer (B2C) Business to Business (B2B) and Enterprise Integration (EI). At June 30, 2001 SYBR's Internet subsidiaries included BeautyBuys.com (100% voting interest through the Company's wholly owned subsidiary SYBR.com Inc.) Netcigar.com (wholly owned by SYBR.com Inc.), SYBR.com Inc. as well as PHS Group (a subsidiary of BeautyBuys.com Inc.). Supply Chain Supply Chain Technologies Inc. (wholly owned by SYBR.com) and Dealbynet.com Inc. (wholly owned by Supply Chain Technologies Inc.) BeautyBuys.com is a leading online Business to Consumer beauty department store consisting of thousands of unique nationally branded beauty products. In addition the Company has developed through BeautyBuys.com Inc. Dealbynet.com as an internet domain further developed independently as SYBR's supply chain integration model for its Business to Business platform being developed in the Health and Beauty (HBC) as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Business to Business Internet operations. The facility allows for automated order processing, inventory management and customer service. PHS Group Inc. is a subsidiary of BeautyBuys.com Inc. Supply Chain Technologies was recently formed to utilize, further develop and market a parallel internet platform to that developed by SYBR's subsidiary Dealbynet designed to accommodate distribution and inventory management logistics for other industries.

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

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

     Second quarter net sales have increased 20% to $6.0 million versus $5.0 million for the same prior period . The Company's B2B (dealbynet) operation, represented over 78% of the total sales. In particular the Company's B2C (BeautyBuys and netcigar) operations increased by 125% to $706,202 in revenues in the second quarter. For the six months revenues increased 34% to $11.5 million with the Company's B2B operations representing 80% of sales. The Company attributes its revenue growth to increased customer penetration in its B2B and B2C operations.

     Net Profit before non-cash charges * increased to $85,962, $0.02 per share as compared to a net loss before non-cash charges of $632,728 (-$0.22 per share) for the same prior period. Net loss before non-cash charges for the six months ended June 30, 2001 totaled $167,058 (-$0.04 per share) as compared to a net loss before non-cash charges of $976,158 (-$0.34 per share) for the same prior period. Most of the non cash charges involve depreciation and amortization charges in connection with the Company's website development and the amortization of the Sinclair advertising transaction consummated in November 1999 and further amended in December of 2000. The Company attributes this improvement in operating performance to increased revenues, better operating margins and a reduction in operating expenses.

     The Company realized revenues of $11,554,439 for the six months ended June 30, 2001 a 34% jump from the prior year. Dealbynet represented $9.3 million of the total sales a 42% jump from the prior period. B2C revenues increased 73% to $1.1 million for the period. The only operation that showed a reduction was the traditional hair care distribution business operated by BeautyBuys; its sales were reduced by 19% to $1.1 million. The Company attributes its strong growth in its B2B and B2C operations to strong customer acquisition, a streamlined product acquisition system and additional sales staff. The Company's B2C operation has benefited from e-mail promotions and a streamlined staff. The reduction in the hair-care business is attributable to an increase in BeautyBuys Internet business, which relies on the same products that the hair care business relies upon. The Company is planning to increase its hair care inventory levels to accommodate the growth of BeautyBuys while still planning to grow its traditional distribution business. Gross profit has increased to $1.1 million as compared to $566,000 an increase of 89% for the six months ended June 30, 2001. More importantly gross profit has increased to 9.3% as compared to 6.5% for the same period. This improvement is attributable to significant margin improvement, especially in the Company's B2C operations. Operating expenses dropped 42% to $1.9 million for the six months. The Company believes that the completion of its web site developments and a significant reduction in advertising and marketing expense have resulted in the drop in operating expenses. The Company plans on increasing its operating expenses commensurate with increased revenues and operating profits.

     The Company realized revenues of $6,041,028 for the three months ended June 30, 2001 a 20% jump from the prior year. Dealbynet represented $4.7 million of the total sales a 20% jump from the prior period. B2C revenues increased 124% to $706,202 for the period. The only operation that showed a reduction was the traditional hair care distribution business operated by BeautyBuys; its sales were reduced by 22% to $635,000. The Company attributes its strong growth in its B2B and B2C operations to strong customer acquisition, a streamlined product acquisition system and additional sales staff. The Company's B2C operation has benefited from e-mail promotions and a streamlined staff. The reduction in the hair-care business is attributable to an increase in BeautyBuys Internet business, which relies on the same products that the hair care business relies upon. The Company is planning to increase its hair care inventory levels to accommodate the growth of BeautyBuys while still planning to grow its traditional distribution business. Gross profit has increased to $555,000 as compared to $323,000 an increase of 72% for the three months ended June 30, 2001. More importantly gross profit has increased to 9.2% as compared to 6.4% for the same prior period. This improvement is attributable to significant margin improvement, especially in the Company's B2C operations. Operating expenses dropped 30% to $1.1 million for the three months. The Company believes that the completion of its web site developments and a significant reduction in advertising and marketing expense have resulted in the drop in operating expenses. The Company plans on increasing its operating expenses commensurate with increased revenues and operating profits.


                                            3 months     3 months             6 months    6 months
                                            6/30/01      6/30/00     change   6/30/01     6/30/00      change
                                            ----------  ---------   -------   ---------  ----------   -------
Statement of operations data

Revenues

PHS group (dealbynet)                       4,699,653   3,909,644    20.21%    9,280,980   6,559,911   41.48%
Proset                                        635,173     810,878   -21.67%    1,144,739   1,406,105  -18.59%
B2C sites (beautybuys and netcigar)           706,202     314,618   124.46%    1,128,720     652,932   72.87%
Total                                       6,041,028   5,035,140    19.98%   11,554,439   8,618,948   34.06%

Net Profit (loss) before non-cash charges  $   85,962    (632,728)  836.06%     (167,058)   (976,158)  82.89%

Per share                                        0.02       (0.22) 1066.36%        (0.04)      (0.34)  87.06%

Non-cash and one time charges *               633,983     738,000   -14.09%      946,859   1,938,000   51.14%

Net Profit (loss)                          $ (548,021) (1,370,728)   60.02%   (1,113,917) (2,914,158)  61.78%

Per share                                       (0.14)      (0.47)   69.55%        (0.29)      (1.01)  71.11%

weighted shares outstanding                 3,837,540   2,922,980    31.29%    3,833,081   2,897,359   32.30%


* non-cash charges include equity transctions, depreciation and amortization

                                      -18

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company made a balance sheet adjustment in the second quarter in connection with the trade credits that it received from its Sinclair transaction in December of 2000. Upon the sale of its Sinclair unused advertising inventory the Company received $2.7 million in cash and $4.3 million in trade credits from Icon International (ICON), one of the largest media bartering companies in the U.S. The Company capitalized $3.4 million of these credits, which increased its stockholders' equity to $8 million as of March 31, 2001. Following conversations with NASDAQ, the Company with the concurrence of its auditors has determined to remove the trade credits as a capitalized item. This will result in the Company reporting additional gross profit as the trade credits are used in the future. The affect of this accounting change will be that the Company reduces its product costs from ICON and thereby is likely to increase its gross profit. As a result of this change, Stockholders equity was reduced to $4 million in the second quarter of 2001. The March 31, 2001 10QSB and December 31, 2000 10KSB were also restated to reflect this change. The Company will still have the full utilization of the $4.3 million of ICON trade credits, but has decided not to capitalize their value in case they are not utilized or have a limited value. This change had no cash effect and did not impact the operating statements of the Company.

     Working capital increased 21% to $1.0 million at June 30, 2001from December 31, 2000 primarily as a result of increased revenues, recognition of a net profit before non-cash changes and a reduction in operating expenses. Current assets did not materially change in this period. Cash flow from operations, as well as its line of credit from its GE Commercial is believed to be sufficient to cover the Company's operating needs and forecasted 2001growth. However, any external transactions such as mergers or acquisitions may require the Company to raise additional capital.

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

     In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and not included in cost of sales, a company should disclose all such costs and the respective line items on the income statement in which they are included. The company included shipping and handling cost of approximately $217,000 for the six months ended June 30, 2001 in general and administrative expenses.

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

     26.THE  COMPANY'S  BUSINESS  MAY BE  ADVERSELY  AFFECTED IF IT IS UNABLE TO
        CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR ITS SERVICE OFFERING.

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

                                      -29

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

At the Company's annual meeting on June 28, 2001 the following matters were submitted.

1) Election of the Company's board of directors, where in the following persons were elected, such persons being all of the same persons then acting as directors.

         The following persons:

                                      For         Against    Abstain
         1. Henry Platek              4,177,746     7,555          -
         2. Mair Faibish              4,177,746     7,555          -
         3. Mitchell Gerstein         3,637,746     7,555    540,000
         4. Dominic Marsicovetere     4,177,746     7,555          -
         5. Michael Ferrone           4,177,746     7,555          -
         6. Donald E. Butler          4,177,746     7,555          -

2)       To re-elect current auditors.
         Where BDO Seidman LLP the current auditors was re-elected for December 31, 2001:

                                      For          Against   Abstain
                                      3,639,513      7,548   541,240

Item 6- Exhibits and Reports on Form 8-K

(1)      Exhibits - none

(2)      There were no reports filed on 8-k for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Synergy Brands, Inc.

                                                         --------------------
                                                         /S/ Mair Faibish

Date: 08/13/01

-----------------------------
By:  Mair Faibish
Chairman of the Board

                                                         ---------------------
                                                         /S/ Mitchell Gerstein
Date:  08/13/01
-----------------------------
By:  Mitchell Gerstein
Chief Financial Officer