Form 10QSB/A
period 2001-06-30
SYNERGY BRANDS INC
filed 2001-09-19
CIK 870228

FORM 10-Q/A. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB/A
                                  JUNE 30, 2001

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                   Page

         Condensed Consolidated Balance sheet  as of June 30, 2001
         (Unaudited)                                                             2-3

         Condensed Consolidated Statements of Operations for the three
         months ended June 30, 2001 and 2000 (Unaudited)                           4

         Condensed Consolidated Statements of Operations for the six
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
Common stock - $.001 par value; 49,900,000 Shares
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

         STOCK SPLIT

         On April 19, 2001, the Board of Directors authorized a 5-for-1 reverse split of its common stock. Per share amounts in the accompanying financial statements have been retroactively adjusted for the split.

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

7.       STOCKHOLDERS' EQUITY

         The Company has 100,000 authorized and outstanding shares of Class A preferred stock A with a par value of $.001; 13 to one voting rights; liquidation preference of $10.50 per share and before common stock and redemption at option of company at $10.50 per share. Rights to Dividends have been eliminated.

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