Form 10QSB
period 2001-09-30
SYNERGY BRANDS INC
filed 2001-11-14
CIK 870228

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 2001

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

                                               [x] YES   [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1, 2001 there were 4,962,809 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                                   Page

         Condensed Consolidated Balance sheet  as of September 30, 2001
         (Unaudited)                                                            2-3

         Condensed Consolidated Statements of Operations for the nine
         months ended September 30, 2001 and 2000 (Unaudited)                     4

         Condensed Consolidated Statements of Operations for the three
         months ended September 30, 2001 and 2000 (Unaudited)                     5

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2001 and 2000 (Unaudited)                          6-7

         Notes to Condensed Consolidated  Financial Statements                 8-15

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        16-19

         Forward Looking Information and Cautionary Statements                20-31

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                               32


                              SYNERGY BRANDS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001


                                                                             September 30, 2001
                                                                             ------------------
                                                                               (Unaudited)
                                   ASSETS
Current Assets:
Cash and cash equivalents                                                       1,892,858
Collateral and Cash Security Deposit                                              575,655
Accounts Receivable, less allowance for doubtful accounts of  $69,965.            975,188
Inventory                                                                       1,019,745
Prepaid assets                                                                    546,683
                                                                              -----------------

          Total Current Assets                                                  5,010,129

Property and Equipment  - Net                                                     609,414

Web Site Development Costs, net of accumulated amortization of $224,326           727,109

Trade Names and Customer List, net of accumulated amortization of
$987,888                                                                        1,706,401
                                                                              -----------------

Total Assets                                                                    8,053,053
                                                                              =================


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              SYNERGY BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001


                                                                               September 30, 2001
                                                                               ------------------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line-of-Credit                                                                      436,915
Note Payable to Stockholder                                                         555,763
Accounts Payable and Accrued Expenses                                             1,914,304
                                                                               ------------------
Total Current Liabilities                                                         2,906,982

Commitments and Contingencies                                                             -

Disputed Liability                                                                  592,689

Preferred Stock Of Subsidiary                                                       184,625

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding                                                                             100
Class B preferred stock - $.001 par value; 10,000,000 shares authorized, and
no shares outstanding                                                                     -
Common stock - $.001 par value; 49,900,000 Shares
authorized  4,850,484 were outstanding at  9/30/01                                    4,850
Additional paid-in capital                                                       34,391,634
Deficit                                                                         (28,231,013)
Stockholders' notes receivable                                                     (221,879)
Stockholder's advertising and in-kind services receivable                        (1,407,435)
                                                                               ------------------
                                                                                  4,536,257

Less treasury stock at cost, 280 shares                                            (167,500)
                                                                               ------------------
Total stockholders' equity                                                         4,368,757
                                                                               ------------------
Total Liabilities and Stockholders Equity                                          8,053,053
                                                                               ==================


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                           2001                2000
                                                                       ------------        ------------
Net Sales                                                              $ 17,095,903        $ 14,697,865

Cost of Sales                                                            15,509,964          13,808,227
                                                                       ------------        ------------
Gross Profit                                                              1,585,939             889,638

Selling General and Administrative Expense                                2,995,581           4,211,281
Depreciation and Amortization                                               703,171             479,328
                                                                       ------------        ------------
Operating Income (Loss):                                                 (2,112,813)         (3,800,971)
                                                                       ------------        ------------
Other Income (Expense):
  Miscellaneous Income (Expense)                                           (280,285)             34,602
   Interest and Dividend Income                                              90,370               4,061
   Interest and Financing Expenses                                          (83,719)            (69,669)
                                                                       ------------        ------------
              Total Other Income (Expense)                                 (273,634)            (31,006)

                                                                       ------------        ------------

Income (Loss) Before Income Tax, Minority Interest and
Extraordinary Item                                                       (2,386,447)         (3,831,977)

Minority interest & dividends on preferred stock of subsidiar                     -             155,201
Income Taxes                                                                (21,956)                  -
                                                                       ------------        ------------
Net Income (Loss) Before Extraordinary Item                            $ (2,408,403)       $ (3,676,776)

Extraordinary gain                                                          486,788                   -
                                                                       ------------        ------------

Net Income (Loss)                                                      $ (1,921,615)       $ (3,676,776)
                                                                       ============        ============
Income (Loss) Applicable to Common Stock                               $ (1,921,615)       $ (3,676,776)
                                                                       ============        ============
Basic and Diluted loss Per Common Share:
       Loss from operating before Extraordinary Item                   $       (.61)       $      (1.23)
       Extraordinary Item                                                       .12                   -
                                                                       ------------        ------------
Net Income (Loss) Per Common Share                                     $       (.49)       $      (1.23)
                                                                       ============        ============
Weighted Average Number of Shares Outstanding                             3,938,488           2,977,920


     See Accompanying Notes To Condensed Consolidated Financial Statements.

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001AND 2000
                                   (UNAUDITED)


                                                                               2001            2000
                                                                             -----------    -----------
Net Sales                                                                    $ 5,541,464    $ 6,078,917

Cost of Sales                                                                  5,025,479      5,755,648
                                                                             -----------    -----------
Gross Profit                                                                     515,985        323,269

Selling, General and Administrative Expense                                    1,094,209        930,181
Depreciation and Amortization                                                    234,390        157,252
                                                                             -----------    -----------
Operating Income (Loss):                                                        (812,614)      (764,164)
                                                                             -----------    -----------
Other Income (Expense):
  Miscellaneous Income (Expense)                                                   1,987           (348)
   Interest and Dividend Income                                                   26,915              6
   Interest and Financing Expense                                                (26,136)       (29,817)
                                                                             -----------    -----------
              Total Other Income (Expense)                                         2,766        (30,159)

                                                                             -----------    -----------

Income (Loss) Before Income Tax and Minority Interest and
Extraordinary Item                                                              (809,848)      (794,323)

Minority interest & dividends on preferred stock of subsidiary                         -         31,705
Income Taxes                                                                       2,150              -
                                                                             -----------    -----------
Net Income (Loss) Before Extraordinary Item                                     (807,698)      (762,618)

Extraordinary Gain                                                                     -              -
                                                                             -----------    -----------

Net Income (Loss)                                                            $  (807,698)   $ ( 762,618)
                                                                             ===========    ===========
Income (Loss) Applicable to Common Stock                                     $  (807,698)   $ ( 762,618)
                                                                             ===========    ===========
Basic and Diluted loss Per Common Share:
       Loss from operating before Extraordinary Item                         $      (.19)   $      (.25)
       Extraordinary Item                                                              -              -
                                                                             -----------    -----------
Net Income (Loss) Per Common Share                                           $      (.19)   $      (.25)
                                                                             ===========    ===========
Weighted Average Number of Shares Outstanding                                  4,145,865      3,083,406


     See Accompanying Notes To Condensed Consolidated Financial Statements.

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                         2001             2000
                                                                   --------------     --------------

Cash Flows From Operating Activities:
Net Income (Loss)                                                  $  (1,921,615)     $  (3,676,776)
Adjustments to Reconcile Net loss to net cash
used in operation activities:
   Depreciation and Amortization                                         703,171            479,328
   Non-Cash Expenses                                                           -          1,905,149
   Changes in Operating Assets and Liabilities:
   Minority Interest &Dividends on preferred stock subsidiary                  -           (155,201)
   Accounts Receivable                                                   (54,310)            96,328
   Inventory                                                             168,038            179,712
   Other Current Assets                                                  246,747           (575,548)
   Accounts Payable & Accrued Expenses                                   (58,311)          (208,372)
    Income Tax Payable                                                         -             (1,739)
                                                                   --------------     --------------
      Net Cash used in operating activities                             (916,280)        (1,957,119)

Cash Flows From Investing Activities:
Purchase of Furniture and Equipment                                     (117,192)          ( 50,630)
Purchase of Security Deposit                                            (210,049)           (71,136)
Proceed from stockholder note receivable                                       -             30,000
                                                                   --------------     --------------
       Net Cash used in                                                 (327,241)           (91,766)
          Investing activities

Cash Flows From Financing Activities:
Payment on debt                                                       (7,640,146)        (1,740,650)
Proceeds from debt                                                     7,413,062          2,019,172
Proceeds from Issuance of Common Stock                                 1,129,350            861,545
                                                                   --------------     --------------

Net Cash provided by Financing Activities                                902,266          1,140,067
                                                                   --------------     --------------
Net Increase (Decrease) in Cash                                         (341,255)          (908,818)
Cash - Beginning of Period                                             2,234,113           1,156,032
                                                                   --------------     --------------
Cash - End of  Period                                              $   1,892,858      $      247,214
                                                                   ==============     ==============


     See Accompanying Notes To Condensed Consolidated Financial Statements.

                              SYNERGY BRANDS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                 2001      2000
                                                             ---------  --------
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                $  78,349  $ 58,949

Income Taxes Paid                                               21,956    17,072


Supplemental Disclosure of  Non-Cash Operating,
 Investing and Financing Activities:

Stock issued in exchange for notes receivable                  106,250   192,129

Prepaid Expenses paid via the distribution of
 registered shares of the Company's Common
 Stock through it's Compensation and Services Plan                   -   419,968

Prepaid Expenses, Commission Payable and Accounts Payable
Paid with Stock issued                                         881,649   253,616

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              SYNERGY BRANDS, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001


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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at September 30, 2001 totaled approximately $ 1,800,000. .

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

         WEB SITE DEVELOPMENT

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

         DERIVATIVES

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

         SHIPPING AND HANDLING COSTS

         In September 2000, the EITF reached a final consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Task Force determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A company may adopt a policy of including shipping and handling costs in cost of sales, or if shipping costs or handling costs are significant and not included in cost of sales, a company should disclose all such costs and the respective line items on the income statement in which they are included. The Company included shipping and handling costs of approximately $267,500 for the nine months ended September 30, 2001 in general and administrative expenses.

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

2.       COLLATERAL SECURITY

         At September 30, 2001, the Company had approximately a $ 575,000 security deposit with a major supplier, which serves as collateral for credit purchases made by the Company from the supplier. The Company has the right to offset the deposit against any outstanding unpaid invoices due to the supplier.

3.       PROPERTY AND EQUIPMENT

         Property and equipment as of September 30, 2001 consisted of the following:

         Office equipment                                  $ 110,001
         Machinery and equipment                              48,825
         Furniture and fixtures                              231,265
         Leasehold improvements                              469,711

         Less accumulated depreciation and amortization     (250,388)
                                                            =========
                                                           $ 609,414

4.       INVENTORY

         Inventory as of September 30, 2001 consisted of the following:

         Beauty Products                                    $   517,262
         Tobacco finished goods                             $   502,483
                                                            -----------
                                                            $ 1,019,745

5.       LINE-OF-CREDIT AND NOTE PAYABLE

         Line-of-credit with interest at prime
         plus 2%; due on demand: cancelable upon 60-day notice of any party; available balance up to 90% of qualified receivables
         ($ 221,567 additional balance was available at September 30, 2001)
         collateralized by accounts receivable.                                 $ 436,915
                                                                                =========
         Unsecured note payable to stockholder, with interest at 7.5%; maturing
         on December 31, 2001.                                                  $ 555,763
                                                                                =========


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

         PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $61,250 of preferred stock dividends payable at September 30, 2001. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the referred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

         BB was formed in June 1999 and in November 1999 was authorized to issue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At September 30, 2001, BB had 9,000,000 shares of Class A common stock and 900,000 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock (see Note 7). For financial reporting purposes, the assets, liabilities, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB is reflected in minority interest liability until December 2000 when the minority interest was exchanged for Synergy stock (see Note 7).

7.       STOCKHOLDERS' EQUITY

         The Company has 100,000 authorized and outstanding shares of class A preferred stock with a par value of $.001; 13 to one voting rights; liquidation preference of $10.50 per share and before common stock and redemption at option of company at $10.50 per share. Rights to dividends have been eliminated.

         In September 2001, Synergy raised in a private offering approximately $970,000 net of offering expenses by issuing 800,000 restricted shares of common stock and warrants with the right to purchase 200,000 shares of common stock at $1.25 by September 2006.

         At September 30, 2001, Synergy had issued outstanding warrants to SBG to purchase 100,000 shares of common stock at $3.50 per share. The warrants become exercisable when the shares are registered and expire in December 2010. At September 30, 2001, Synergy had issued outstanding restricted cashless warrants to purchase 90,000 shares of common stock ranging from $5 and $10 per share. Also at September 30, 2001, Synergy has issued 300,000 five year warrants to purchase shares of common stock at $1.25 per share and 200,000 cashless warrants to purchase 100,000 shares of common stock at $3.00 and 100,000 shares of common stock at $5.00.

         In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the Plan). Under the Plan, as amended, 1,680,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 1,606,800 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers.

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

         The following is a summary of such stock option transactions for the nine months ended September 30, 2001 in accordance with the Plan and other restricted stock option agreements:

                                                                   Weighted
                                                                   Average
                                                    Number of      exercise
                                                    Shares         price
                                                 ------------     ---------
         Outstanding at December 31, 2000           895,124          8.50
         Canceled or Terminated                    (320,889)        14.28
         Outstanding at September 30, 2001          574,235          7.98

          Option price                           2.00-17.50

         Available for grant:                             -
         December 31, 2000

         September 30, 2001                               -

         There were no compensation costs related to options for the months ended September 30, 2001.

8.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office and warehouse space in Wilmerding, Pennsylvania, Syosset New York, Melville New York, and Miami, Florida under operating leases expiring in July 2002, May 2003, and June 2008, and January 2002 respectively. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under non-cancelable operating leases as of September 30, 2001:

         Year ending December 31,

                  2001           $   64,985
                  2002              188,609
                  2003              140,330
                  2004              101,887
                  2005               96,980
                  Thereafter        250,266
                                 ----------
                                  $ 843,057
                                 ==========

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

         DISPUTED LIABILITY

         Since 1999 the Company has disputed services performed by a vendor and the Company has indicated that its proposed exclusive contract was in violation. The vendor has not sought payment since December 1999. The Company does not believe it will have to use any current working capital since the vendor services have been disputed.

9.       SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of September 30, 2001 as shown below:

                    Salon
                    Products            B2B              B2C           Total
                  ------------      -------------    -----------    ------------

Revenue
2000              $ 2,097,532       $ 11,612,607     $   987,726    $ 14,697,865
2001              $ 1,662,468       $ 13,717,110     $ 1,716,325    $ 17,095,903

Net earnings
2000              $  (968,965)      $    104,863      $(2,812,674)  $(3,676,776)
2001              $  (549,625)      $   (633,821)     $  (738,169)  $(1,921,615)

Identifiable assets
2000              $ 3,538,348       $  1,485,981      $ 1,993,786    $ 7,018,115
2001              $ 2,530,267       $  1,773,408      $ 3,749,378    $ 8,053,053

Interest expense and Financing Cost
2000              $    32,922      $     10,299       $    26,448    $    69,669
2001              $    26,414      $     51,387       $     5,918    $    83,719

Depreciation Amortization
2000              $   379,116      $        750       $    99,462    $   479,328
2001              $   394,551      $    204,419       $   104,201    $   703,171

10.      EXTRAORDINARY ITEM

         The Company recorded a $486,788 Extra-Ordinary gain as a result of non-performance by a vendor at June 30, 2001.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands Inc. (NASDAQ: SYBR) and its consolidated subsidiaries, ("SYBR" or "the Company") develops, operates and continues to seek opportunities to establish, businesses directed at sale of variety of products as well as Partnering and seeking to partner or invest with advanced technologies to enhance the Company's properties and participate in new ventures synergistic with the other operations of the Company, including establishment of strategic contacts and alliances with other companies that would help the Company merchandise nationally branded products in the B2B and B2C e-commerce arena.

     SYBR's Internet strategy includes the internal development and operation of subsidiaries as well as the taking of strategic positions in other Internet companies that have demonstrated synergies with SYBR's core businesses. The
Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. SYBR and its consolidated subsidiaries have developed Internet properties that facilitate internet product sales and procurement as well as strategically partnering with off line and on- line media companies to build revenues. SYBR's business strategies are focused on developing business opportunities in three related sectors Business to Consumer (B2C) Business to Business (B2B) and Enterprise Integration (EI). At September 30, 2001 SYBR's Internet subsidiaries included BeautyBuys.com (100% voting interest through the Company's wholly owned subsidiary SYBR.com Inc.) Netcigar.com (wholly owned by SYBR.com Inc.), SYBR.com Inc. as well as PHS Group (a subsidiary of BeautyBuys.com Inc.). Supply Chain Supply Chain Technologies Inc. (wholly owned by SYBR.com) and Dealbynet.com Inc. (wholly owned by Supply Chain Technologies Inc.) BeautyBuys.com is a leading online Business to Consumer beauty department store consisting of thousands of unique nationally branded beauty products. In addition the Company has developed through BeautyBuys.com Inc. Dealbynet.com as a B2B domain further developed independently as SYBR's supply chain integration model for its Business to Business platform being developed in the Health and Beauty (HBC) as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Business to Business Internet operations. The facility allows for automated order processing, inventory management and customer service. PHS Group Inc. is a subsidiary of BeautyBuys.com Inc. Supply Chain Technologies was recently formed to utilize, further develop and market a parallel internet platform to that developed by SYBR's subsidiary Dealbynet designed to accommodate distribution and inventory management logistics for other industries.

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

       Results Of Operations For The Nine Months Ended September 30, 2001

     The Company realized revenues of $17,095,093 for the nine months ended September 30, 2001 a 16% jump from the prior year. Dealbynet represented $13.7 million of the total sales an 18% jump from the prior period. B2C revenues increased 74% to $1.7 million for the nine months ended September 30, 2001. The only operation that showed a reduction was the traditional hair care distribution business operated by BeautyBuys; its sales were reduced by 21% to $1.7 million. The Company attributes its strong growth in its B2B and B2C operations to strong customer acquisition, a streamlined product acquisition system and additional sales staff. The Company's B2C operation has benefited from e-mail promotions, an expanding market place and less online competition. The reduction in the hair-care business is attributable to an increase in BeautyBuys online business growth, which shares the same products that the traditional hair care business relies upon which is available in allocated supplies. Gross profit has increased to $1.6 million as compared to $890,000 an increase of 78% for the nine months ended September 30, 2001. More importantly gross profit has increased to 9.3% as compared to 6.1% for the same period. This improvement is attributable to significant margin improvement, especially in the Company's B2C operations. Operating expenses dropped 29% to $3.0 million for the nine months. The Company believes that the completion of its web site developments and a significant reduction in advertising and marketing expense have resulted in the drop in operating expenses. The Company plans on increasing its operating expenses commensurate with increased revenues and operating profits.

     Third quarter net sales decreased by 9% to $5.5 million versus $6.0 million for the same prior period . Between the period of 9/11/2001 to 9/30/2001 the Company's sales dropped by 28% as compared to the prior year. The period between 9/11/2001 to 9/30/2001 represented 22% of the quarter's term, but resulted in only an 8.8% sales drop. The Company believes that under other conditions revenues for the third quarter would have been materially higher. The Company's B2B (dealbynet) operation, represented 80% of the total sales. However, the Company's B2C (BeautyBuys and netcigar) operations increased by 77% to $587,605 in revenues in the third quarter.

     Gross profit has increased to $516,000 as compared to $323,000 an increase of 60% for the three months ended September 30, 2001. More importantly gross profit has increased to 9.3% as compared to 5.3% for the same prior period. This improvement is attributable to significant margin improvement, especially in the Company's B2C operations. Operating expenses increased 17% to $1.1 million for the three months ended September 30, 2001 due to customer acquisition costs for the Company's online properties.

     Net Loss before non-cash charges * increased to $475,571, (-$0.11 per share) as compared to a net loss before non-cash charges of $137,547 (-$0.04 per share) for the same prior period. Between the period of 9/11/2001to 9/30/2001 the Company's Gross Profit dropped by 25% as compared to the prior year. The company believes that under other conditions Gross Profit for the third quarter would have been materially higher. Net loss before non-cash charges for the nine months ended September 30, 2001 improved to $642,629 (-$0.16 per share) as compared to a net loss before non-cash charges of $808,776 (-$0.27 per share) for the same prior period. Net loss for the nine months ended September 30, 2001 improved by 48% to $1,921,615 (-$0.49 per share) as compared to a net loss of $3,676,776 (-$1.23 per share) for the nine months ended September 30, 2000. Most of the non cash charges involve depreciation and amortization charges in connection with the Company's website development and the amortization of the Sinclair advertising transaction consummated in November 1999 and further amended in December of 2000.

The table below outlines the Company's nine months performance:


                                            3 months      3 months                 9 months    9 months
                                             9/30/01      9/30/00      change      9/30/01     9/30/00       change
                                            ----------    -------     --------   ----------   ---------     -------

Statement of operations data

Revenues

PHS group (dealbynet)                        4,436,130   5,055,097     -12.24%   13,717,110   11,612,607    18.12%
Proset                                         517,729     691,427     -25.12%    1,662,468    2,097,532   -20.74%
B2C sites (beautybuys and netcigar)            587,605     332,393      76.78%    1,716,325      987,726    73.77%
Total                                        5,541,464   6,078,917      -8.84%   17,095,903   14,697,865    16.32%

Net Profit (loss) before non-cash charges     (475,571)   (137,547)   -245.75%    (642,629)    (808,776)    20.54%

Per share                                       $ (.11)     $ (.04)   -175.00%      $ (.16)      $ (.27)    39.92%

Non-cash and one time charges *                332,127     625,071     -46.87%    1,278,986    2,868,000    55.40%

Net Profit (loss)                             (807,698)   (762,618)     -5.91%  (1,921,615)  (3,676,776)    47.74%

Per share                                         (.19)     $ (.25)     21.23%      $ (.49)     $ (1.23)    60.48%

weighted shares outstanding                  4,145,865   3,083,406      34.46%    3,938,488    2,977,920    32.26%


* non-cash charges include equity transactions, depreciation and amortization

                         LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased 47% to $2.1 million at September 30, 2001from December 31, 2000 primarily as a result of increased revenues, a better operating performance, private equity placement and a reduction in operating expenses. Current assets did not materially change in this period. Cash flow from operations, as well as its line of credit from its GE Commercial is believed to be sufficient to cover the Company's operating needs. However, any external transactions such as mergers or acquisitions may require the Company to raise additional capital. In September 2001, Synergy raised in a private offering approximately $970,000 net of offering expenses by issuing 800,000 restricted shares of common stock and warrants to purchase 200,000 shares of common stock at $1.25 by September 2006.



Balance Sheet Data                  9/30/01     12/31/00    change     9/30/01      6/30/01    change
                                  ----------   ---------   --------   ----------  ----------   -------

Cash and cash security deposit    2,468,513    2,599,719    -5.05%    2,468,513   2,002,502    23.27%

working capital                   2,103,147    1,427,782    47.18%    2,103,147   1,604,203    31.10%

Total Assets                      8,053,053    8,840,215    -8.90%    8,053,053   8,019,429     0.42%

Total stockholders' equity        4,368,757    4,279,373     2.09%    4,368,757   4,047,105     7.95%

book value per share                   1.11         1.21    -8.26%         1.11        1.03     7.77%


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

     3. WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO THE INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

     Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as cost for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

     4. DEPENDENCE ON PUBLIC TRENDS.

     The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

     5. POTENTIAL PRODUCT LIABILITY.

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

     6. RELIANCE ON COMMON CARRIERS.

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

     7. COMPETITION.

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

     13.EXTENSIVE  AND INCREASING  REGULATION OF TOBACCO PRODUCTS AND LITIGATION
        MAY IMPACT CIGAR INDUSTRY.

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

     16. POTENTIAL LIABILITY FOR CONTENT ON THE COMPANY'S WEB SITE.

     Because the Company posts product information and other content on its Web site, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that the Company posts. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, the Company could be exposed to liability with respect to the unauthroized duplication of content or unauthorized use of other parties' proprietary technology or infiltration into the Company's system by unauthorized personnel. Although the Company maintains general liability insurance, its insurance may not cover potential claims of this type or may not be adequate to indemnify for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm the Company's business.

     17. THE COMPANY'S NET SALES WOULD BE HARMED IF IT EXPERIENCES SIGNIFICANT CREDIT CARD FRAUD.

     A failure to adequately control fraudulent credit card transactions would harm the Company's net sales and results of operations because it does not carry insurance against such risk. Under current credit card practices, the Company is liable for fraudulent credit card transactions because it does not obtain a cardholder's signature.

     18. THE COMPANY DEPENDS ON CONTINUED USE OF THE INTERNET AND GROWTH OF THE ONLINE PRODUCT PURCHASE MARKET.

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

     19. IF THE COMPANY DOES NOT RESPOND TO RAPID TECHNOLOGY CHANGES, ITS SERVICES COULD BECOME OBSOLETE AND ITS BUSINESS WOULD BE SERIOUSLY HARMED.

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

     20. GOVERNMENTAL REGULATION OF THE INTERNET AND DATA TRANSMISSION OVER THE INTERNET COULD AFFECT THE COMPANY'S BUSINESS.

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

     21. POTENTIAL FUTURE SALES OF COMPANY STOCK.

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

     22. THE COMPANY MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

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

     23. BECAUSE THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

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

     24. THE COMPANY'S BUSINESS MAY SUFFER IF IT IS NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

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

     25. THE COMPANY MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF ITS PROPRIETARY KNOWLEDGE.

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

     26. OTHERS MAY ASSERT THAT THE COMPANY'S TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

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

     27. THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR ITS SERVICE OFFERING.

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

     28. THE COMPANY'S SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF ITS CUSTOMERS.

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

     29. A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO THE COMPANY'S CUSTOMERS.

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

     30. THE FUNCTIONING OF THE COMPANY'S SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH IT RELIES COULD BE DISRUPTED BY FACTORS OUTSIDE THE COMPANY'S CONTROL.

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

     31. THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, WHICH COULD RESULT IN DILUTION TO ITS STOCKHOLDERS, OR OPERATIONAL OR INTEGRATION DIFFICULTIES WHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

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

     32. THE COMPANY'S SUCCESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AND ONLINE COMMERCE.

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


     33. THE COMPANY'S SUCCESS DEPENDS ON THE CONTINUED RELIABILITY OF THE INTERNET.

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

     34. GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE THE COMPANY'S GROWTH OR ADD TO ITS OPERATING COSTS.

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

     35. NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

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

     36. THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

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

     37. THE COMPANY'S STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

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

1. No matters were submitted to vote of shareholders for the third quarter ended September 30, 2001.

Item 6- Exhibits and Reports on Form 8-K

(1) Exhibits - none

(2) There were no reports filed on 8-k for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Synergy Brands Inc.

                                     /S/ Mair Faibish
                                     -------------------


Dated: 11/12/01

--------------------------
by:  Mair Faibish
Chairman of the Board


                                      /S/ Mitchell Gerstein
                                      ---------------------


Dated:  11/12/01

--------------------------
by: Mitchell Gerstein
Chief Financial Officer