Form 10KSB
period 2001-12-31
SYNERGY BRANDS INC
filed 2002-04-01
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001.
                         Commission file number 0-19409

                               SYNERGY BRANDS INC.

             (Exact name of registrant as specified in its charter)

                               DELAWARE 22-2993066
                    (State of incorporation) (I.R.S. Employer
                               Identification No.)

                               1175 Walt Whitman Road
                                Melville, NY 11747
                         (Address of corporate offices)

        Registrant's telephone number, including area code: 631-424-5500

             Securities registered pursuant to Section 12(b) of the
                                      Act:

                      Title of Each Class Name of Exchange

              Common Stock, $.001 par value NASDAQ/Small-Cap System
                            and Boston Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     On March 31, 2002, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for March 31, 2002) approximately $3,300,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 31, 2002 was 5,050,484.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders currently scheduled to be held June 2002 are incorporated by reference in Part III (for other documents incorporated by reference refer to Exhibit Index at page 50)

                                     PART I

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

ITEM 1.  DESCRIPTION OF BUSINESS

A.       OVERVIEW

     Synergy Brands Inc. (NASDAQ: SYBR) and its consolidated subsidiaries, ("SYBR" or "the Company") have developed, operate and continue to seek opportunities to establish, Internet Businesses directed at the sale of a variety of products as well as partnering and seeking to partner or invest with advanced technologies to enhance the Company's properties and participate in new ventures synergistic with the other operations of the Company (Internet Infrastructure), including establishment of strategic contacts and alliances with other companies.

     SYBR's Internet strategy includes the internal development and operation of subsidiaries as well as the taking of strategic positions in other Internet companies that have demonstrated synergies with SYBR's core businesses. The
Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. SYBR and its consolidated subsidiaries have developed Internet properties that facilitate internet product sales and procurement as well as strategically partnering with off line and on- line media companies to build revenues. SYBR's business strategies are focused on developing business opportunities in three related sectors; Business to Consumer (B2C) Business to Business (B2B) and Enterprise Integration (EI). At March 31, 2002 SYBR's Internet subsidiaries included BeautyBuys.com (100% voting interest through the Company's wholly owned subsidiary SYBR.com Inc.) Netcigar.com (wholly owned by SYBR.com Inc.), SYBR.com Inc. as well as PHS Group (both being subsidiaries of New Era Foods Inc. which in turn is a wholly owned subsidiary of the Company), Supply Chain Technologies Inc. (wholly owned by SYBR.com) and Dealbynet.com Inc. (wholly owned by Supply Chain Technologies Inc.) BeautyBuys.com is a leading online Business to Consumer beauty department store consisting of thousands of unique nationally branded beauty products. In addition the Company has developed Dealbynet.com as an internet domain further developed independently as SYBR's supply chain integration model for its Business to Business platform being developed in the Health and Beauty (HBC) as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Business to Business Internet operations. The facility allows for automated order processing, inventory management and customer service. Supply Chain Technologies was recently formed to utilize, further develop and market a parallel internet platform to that developed by SYBR's subsidiary Dealbynet designed to accommodate distribution and inventory management logistics for other industries. The Company made a 20% investment in Interline Travel and Tours, Inc. (ITT) in the fourth quarter of Fiscal Year 2001. The Company believes that its capital investment in this unique travel company may provide for future capital appreciation. SYBR does not manage ITT and relies on its management for day to day operations. ITT provides travel packages including cruises and hotel deals solely for airline employees. ITT is believed to be the largest company in this sector of the travel industry.

     SYBR has also established strategic alliances with media and technology partners in a way that minimizes cash outlay by offering equity in SYBR for media and technology credits. With such transactions not only does SYBR conserve its cash assets but also it gains the interest of important media partners.

     The Company has adopted a strategy of seeking opportunities to realize gains through investments or having separate subsidiaries or affiliates buy or sell minority interests to outside investors. The Company believes that this strategy provides the ability to increase shareholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company expects to continue to develop and refine the products and services of its businesses focusing on the internet as the primary mode of distribution, with the goal of increasing revenue as new products are commercially introduced, and to continue to pursue the acquisition of or the investment in, additional Internet related companies. The Company will seek to continue to attract traditional media investments, partner with advanced value added technologies that will be synergistic to its internet platforms as well as partner with existing internet companies to achieve its goals of building a strategic portfolio of internet assets.

     The present focus of the Company is on product sales through internet channels on a B2C and B2B basis and on the utilization of proprietary technology to accomplish this objective.

     THE COMPANY'S CORPORATE OFFICE IS LOCATED AT 1175 WALT WHITMAN ROAD, MELVILLE NEW YORK 11747, AND ITS TELEPHONE NUMBER IS (631) 424-5500. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYNERGYBRANDS.COM.

B.       INTERNET & LOGISTICS

         1. GROCERY PRODUCTS.

     Dealbynet.Com Inc. (DBN) is considered a subsidiary of PHS Group (wholly owned subsidiary of Synergy Brands Inc.) and was formed and functions as the Company's B2B platform for sale of health and beauty care ("HBC") products as well as other grocery products marketed and sold through the Company's efforts. Dealbynet has developed a B2B platform designed to streamline supply chain management and reduce procurement and distribution expenses in the grocery general merchandise (GM) and HBC industry. The site (www.dealbynet.com) is designed for the procurement professional to access data and manipulate its value across multiple logistical platforms. DBN also uses e-commerce resources and Visionet (tm)(owned by Fleming NYSE:FLM) and Procter & Gamble's (NYSE:
PG)on-line systems to integrate the vendor offerings in order to optimize its product offerings. DBN believes that logistics savings will result in product cost reductions to its customers through seamless electronic offerings. DBN plans to develop migration paths to its unix based internal system through a virtual private network (VPN) it is developing to allow for full accounting integration.

     There are current internet based product exchanges developed to accommodate mainly the grocery industry's needs to have prompt access to both availability of product and pricing. The main participants in this area of wholesale product distribution assistance, are Uniform Code Council (UCCnet), Transora, Global Net Exchange and World Wide Retail Exchange. The internet product exchanges and information therefrom are intended to be capable of integrating through the Dealbynet system which is compatible and conforms to such product exchanges so as to access the information supplied therefrom and is to be utilized as an adjunct thereto and is designed to customize acquisition to product availability and pricing to the individual subscriber to the Dealbynet platform. Accordingly, the Dealbynet system is designed to offer the following advantages to its business partners, regardless of size and market share:

         1. Provides capacity for manufacturer's, wholesalers, distributors and retailers to gain access to real-time data.

         2. Facilitates and streamline sales, procurement, logistical, financial and merchandising activities.

         3. Automatically presents customized offerings and pricing depending upon user profile.

         4. Enables users to process, track and manage orders.

     DBN has developed customer profiling database relationships for streamlining web order management in the grocery industry. Beta testing for the Proctor & Gamble pilot web order system, which was initiated in 1998, encouraged the Company to develop DBN. The Company has also taken the necessary steps to build enterprise integration (EI) connectivity tools that allow key data files to seamlessly flow through DealByNet. An alliance partner will be required and candidates are being considered for EI and other connectivity applications.

     The DealByNet exchange enables its business partners to search and find items online by replenishment cost, and intends to provide solutions for supply chain efficiencies that are expected to reduce purchasing errors, as well as transportation and storage costs, while increasing flexibility and access to real-time data. DealByNet is one of the first communities that uses P&G's streamline logistics model to drive fast-moving, nationally branded grocery products to its customer's docks via the internet. DealByNet focuses on selling the top moving national brands in the grocery industry by creating direct store delivery programs, thus avoiding costly warehousing and distribution costs. DealByNet does not replace the full-line wholesaler, but supplements their efficiencies by carefully selecting and profiling the cost of delivery of each selected product and creating a more effective supply chain for these items.

         2. HEALTH AND BEAUTY PRODUCTS

     In the first quarter of 1999, the Company established through its subsidiary BeautyBuys.Com Inc. (wholly owned through SYBR.com Inc.) an e-commerce website (www.BeautyBuys.com) to offer direct to the consumer via internet sales on a non-exclusive basis a popular selection of nationally branded beauty care products, including salon hair and skin care items, designer fragrances and cosmetics, and consumer health and beauty care products, most being previously sold by the Company as part of its more traditional distribution business. BeautyBuys.com Inc. has further expanded its internet operations into B2B sales of most products offered through its retail internet sales as well as adapting much of the Company's historical wholesale product trade outside the health and beauty care industry to the B2B platform. Advertising on radio, television and on-line channels was an integral part of the overall traffic-building plan for BeautyBuys.com. To further this area of expanded awareness of the BeautyBuys.com presence in the marketplace the Company has established for BeautyBuys.com a strategic alliance with a material advertising source in Sinclair Broadcasting Inc.(Sinclair).

     Sinclair provides the Company with production, creative services, media planning placement in their online communities through their assistance and advertising time by contract devoted to BeautyBuys.com. The Company believes that the partnership with Sinclair Broadcast Group, Inc. and the exchange of media for equity was a milestone that accelerated the growth and development of BeautyBuys.com, Inc. In addition to the considerable media resources that are now available to BeautyBuys.com, Inc, there is a wealth of advertising and media management expertise that Sinclair is providing to the partnership. Sinclair owns and/or programs 63 television stations in the United States that reach almost 25% of the television viewing population in 40 markets that focus on the American middle market. Sinclair stations are affiliated with the 4 major networks (ABC, NBC, CBS, FOX) as well as Warner Bros. and UPN. Sinclair is the largest FOX & WB affiliates network in the US. SYBR, in December 2000, did in fact arrange for strategic sale of a portion of the media credits; from Sinclair Broadcasting, such being sold to ICON International, one of the largest media barter enterprises in the United States owned by Omnicom, a public entity (NYSE
OMC). The sale was made for a combination of cash and trade credits, the trade credits further allowing for SYBR to acquire product from manufacturers through ICON. As part of the media credits sale, Sinclair reconveyed their interest in BeautyBuys.com to SYBR making BeautyBuys.com again a wholly owned subsidiary of SYBR and Sinclair is one of the largest shareholders of Synergy Brands Inc.

     BeautyBuys.com's website design work is proprietary. It was developed to accommodate the specific marketing and record keeping requirements of the Company. State-of-the-art technology is utilized in site design, tracking systems, hosting and affiliated programs. BeautyBuys.com strives through internal development efforts to create and enhance the specialized, proprietary software that is unique to its Business.

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

     These services and systems use a combination of BeautyBuys' own proprietary technologies and commercially available licensed technologies. Products acquired for resale by BeautyBuys.com are shipped in bulk to the Company's warehouse facility. BeautyBuys.com maintains inventory on approximately 50% of its products and has arrangements to purchase the balance of its needs on a "just-in-time" basis. All orders are assembled in a single facility for shipment to the customer via UPS or confirmed priority mail.

     BeautyBuys' website can be shopped 24 hours a day, seven days a week from anywhere that a consumer has Internet access. BeautyBuys offers a large selection of products and in addition provides various levels of product content that includes a wealth of health-related information, buying guides and other tools designed to help consumers make educated purchasing decisions. Additionally, shopping list and e-mail reminders are designed to make it easier for customers to regularly purchase there preferred products.

     BeautyBuys believes that the breadth and depth of its product selection, together with the flexibility of its online store and its range of helpful and useful product information and other shopping services, enables BeautyBuys.com to provide a strong merchandising strategy. BeautyBuys continues to develop its web site through value added technologies, strategic partnerships and marketing programs. To date it has developed interest from in excess of 25,000 business affiliates and over 100,000 on-line customers. The web site currently receives in excess of 150,000 unique visitors per month with the average time visiting on site in excess of 13 minutes. BeautyBuys uses sophisticated micro-marketing techniques to increase its sales and enhance the customer's shopping experience.

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

     BeautyBuys competes with several online merchants including Perfumania.com, Gloss.com, Fragrancenet.com, Drugstore.com, ibeauty.com and others. In addition, BeautyBuys competes with the traditional $100 billion retail market including department stores, chain stores and mass merchandisers. BeautyBuys' competitors can be divided into several groups: chain drugstores, such as Walgreen's, CVS and Eckerd; mass market retailers such as Wal-Mart, Kmart and Target; supermarkets, such as Safeway, Albertson's and Kroger; warehouse clubs; and mail order and major department stores, such as Nordstrom, Macy's and Bloomingdales. Each of these competitors offers one or more of the health, beauty, wellness and personal care product categories as offered BeautyBuys on and through its website.

     At this time there is no online vendor known to BeautyBuys that dominates the beauty and health care market. BeautyBuys believes that with its quality selection, competitive pricing, advertising, customer profiling and technology, it can become dominant in this industry. The Company plans to focus on direct consumer marketing and horizontal growth to expand its online beauty business. To that end BeautyBuys has acquired an additional site that selectively sells beauty products labeled fragrancesalon.com.

     Management believes that the following are principal competitive factors in the market place wherein it operates, all of which are acknowledged to exist and are focused upon in BeautyBuys' operations: brand recognition, selection, convenience, price, website performance and accessibility, customer service, quality of information services, reliability and speed of order shipment.

         3. CIGAR PRODUCTS

     In July 1999, the Company launched through its subsidiary NetCigar.com Inc. a web site (www.netcigar.com) for sale of premium cigar products. Through NetCigar.com Inc. the Company offers information and sales on a variety of cigars and cigar related products and content, including cigar news and events, editorials, and an array of cigars and cigar products of both proprietary labels and other popular brands. The Company also markets humidors, and sells golf oriented gifts and apparatus. The Company has a long term warehousing arrangement in Miami, Florida for storage of its proprietary cigars. There are no retail stores to upkeep. NetCigar.com Inc. is not locked into any traditional pricing mode for sale of its products so marketing quality products at significant discounts is possible and is a large part of its business. NetCigar's web site adds convenience to customer and potential customer shopping by being open and available 24 hours a day, seven days a week for access from anywhere that a consumer has internet access. A significant portion of NetCigar's web site design is proprietary and NetCigar has had the site designed and has developed the site to accommodate specific marketing and record keeping requirements to enhance customer service. In October 2000, NetCigar entered an arrangement through SYBR for media coverage through Premiere Radio Networks Inc. ("Premiere"), a subsidiary of Clear Channel Communications (NYSE:CCU). Premiere syndicates more than 60 radio programs to more than 7800 radio affiliations and reaches over 180 million listeners weekly. Specifically, Premiere exchanged $1 million of radio media credits for stock in SYBR and cash. Netcigar initiated similar programs with Bloomberg Radio and ESPN Radio.

     Netcigar.com, Inc., utilizes a proprietary computerized database management system that collects, integrates and allows analysis of data concerning sales, order processing, procurement, shipping, receiving, inventory and financial reporting. At any given time, Company executives can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution. A network system of the Company's office and warehousing facilities allows for online assessment and transactional reporting capabilities. It is the Company's policy that all consumer orders are shipped from the Company's warehouse within 3 days of order placement. Netcigar.com maintains an inventory on approximately 50% of its product mix; the other 50% is purchased on a just-in-time basis. The distribution facility is modular and sufficient space is available to handle the Company's anticipated growth in this area of product sales. After an order is shipped, customers can view order-tracking information on NetCigar's web site.

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

     3. Catalog and mail order vendors that do monthly mailings to as many as 500,000 customers (in some instances as few as 25,000 customers), which is the portion of the market that will be the easiest to convert to e-commerce purchases, and

     4. Drug stores and mass market retailers representing less than 10% of the market.

         The Company believes that the following are principal competitive factors present in its operations and product presentation: brand recognition, selection, convenience, price, web site performance and accessibility, customer service, quality of information provided and reliability and speed of order shipment.

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

4.   EQUITY INVESTMENT.

     In the fourth quarter of 2001 SYBR acquired a 20% interest in Interline Travel and Tours, Inc (ITT). ITT specializes in the travel packaging of cruises and resort hotels for airline employees. ITT services a data base of 120,000 members which represent approximately 10% of all airline employees. Resort hotels and cruise ships present ITT with unique premium travel plans for interliners (airline employees) and ITT through www.perx.com and ITT reservation agents makes these plans available to its customers. The Company utilizes a customized system similar to high level airline reservation systems, to track bookings and reservations. SYBR is a 20% shareholder and has the right to nominate one Board seat with ITT and relies on ITT management for day to day operations. The Company hopes to see growth in this business and plans on a long term growth strategy in this business.

C.   SALON HAIR CARE DISTRIBUTION.

     The Company services on a direct store basis (non-internet) through its subsidiary BeautyBuys.com Inc and affiliated parties several drug store and supermarket chains in the Northeast United States and numerous other retail outlets for the sale of hair and skin care products available to the Company through contacts made in the industry. Similar products are also made available to be sold direct to the consumer via internet sales (see "B. Internet Sales" supra). In this product area, Company affiliated sources stock the designated store shelves on the design of the planogram developed by Company affiliates which service is offered at no additional charge which aspect of sales helps maintain the client as long as awareness is maintained of and remedies for deficiencies are made in product shelf storage as it occurs. This aspect of the Company's business presently accounts for 8.8% of sales and is operated also through the Company's subsidiary BeautyBuys.com Inc. through its subsidiary PHS Group Inc.

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

     In the Salon and Skin care product market and that for fragrances and cosmetics, the primary thrust of the business, as the Company perceives it, is to secure market share which once established can be maintained with good service and maintenance of competitive pricing. Once the particular stores are acquired as clients and the service and price levels are maintained, it is difficult to lose the account. However, special circumstances beyond the Company's control such as acquisitions, other financial events, among others may cause the Company to lose customers.

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

E.   MAJOR CUSTOMERS.

     There was one customer whose sales exceeded 10% of total revenues in 2001 and 2000.

F.   INFORMATION SYSTEMS

     The various web sites established for sale of the Company's products are of multi-tier construction to allow for ease of administration and record keeping. Behind the screen not visible to the consumer when visiting the Company's various product category websites are internet based marketing and accounting information programs to allow the Company to review interest shown in its websites and account for sales made therefrom. The Company also maintains its own websites regarding information on the Company as a public entity and its various business interests. Internet sites presently available regarding Company business and product sales are:

                                 BeautyBuys.com
                                  NetCigar.com
                                SynergyBrands.Com
                                  DealbyNet.com
                              Frangrancesalon.com
                         SupplyChainTechnologies.com
                                    PERX.com
                              Jewelry-website.com
                                 GR Cigars.com
                                    SYBR.com
                                 CIGARGOLD.com

G.   SEASONALITY

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

H.   SHIPPING AND HANDLING

     Products sold on a B2B basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by common carriers. All B2C orders are consolidated in Company leased fulfillment facilities then packed and shipped to the customer usually within 7 days mainly by UPS. Approximately 50% of product inventory is in warehouse stock and 50% is purchased by the Company on an as needed "just in time" basis. The Company does not own its trucks and is dependent on common carriers and truck leases. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

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

I.   TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various copyrights, trademarks, tradenames, and domain names in its internet business. The Company has obtained a wholesale pharmaceutical license through the DEA, but to date has not utilized it. The Company has domestic rights to the "Suarez Gran Reserva", "Breton Legend", "Anduleros", "Don Otilio","Alminante" "Nativo" and various other trade names in marketing of premium handmade cigars. The cigar tradenames are owned by Gran Reserve Corp. as licensee ( a wholly owned subsidiary of New Era Foods Inc. itself a wholly owned subsidiary of SYBR). Others are owned directly by the Company or where applicable and appropriate by BeautyBuys.com Inc. Since most of the Company's business relies on the distribution of nationally branded products, proprietary trademarks are not material to the Company's business operations.

J.   EMPLOYEES

     The Company and its subsidiaries in the aggregate as of the date of this report employ and contract approximately 26 full time/part time persons all of whom work in executive, administrative, marketing, data processing, accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored. The Company does lease and staff its warehouses in New Jersey, (Beautybuys.com and Proset) and Florida, (Netcigar) from where it facilitates storage, sorting, packing and shipping of products sold in its website. Otherwise warehousing is contracted on an as needed arrangement staffed and through the warehousing entity contracted with except for supervisory personnel hired by the Company. The Company relies on a stable working environment with its contract warehousing and trucking. It is estimated that the Company outsources approximately 100 workers for its logistical networks.

K.  GOVERNMENT REGULATION

         1. TOBACCO INDUSTRY REGULATION AND TOBACCO INDUSTRY LITIGATION

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

     The Food and Drug Administration (the "FDA") has determined that nicotine is a drug and that it has jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. Cigars were not specifically included in the FDA's regulations. The prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 became effective on February 28, 1997 and it is possible that in the future similar regulations will be applied to cigar sales as well.

     The U. S. Department of Health and Human Services ( the "HHS") Inspector General issued a report in February 1999, urging the Federal Trade Commission to require cigars to carry warning labels similar to those contained on cigarette packages. This report marked the first time that cigars had specifically been identified for increased regulatory oversight by a federal health agency. In 2002 new federally mandated health warnings go into effect on cigars. The enforcement follows a report by the National Cancer Institute which detailed the health risks of cigar smoking. Cigar companies are now required to display these warnings clearly and permanently on packages, in print ads, on audio and video ads, on point of purchase displays and on the Internet.

     While the cigar industry historically has not been subject to federal regulatory efforts, focus has increased on possible need to increase regulation in this area and there can be no assurance that there will not be an increase in federal regulation in the future against cigar manufacturers or distributors. The HHS report indicates that federal regulatory effort directed toward cigar manufacturers and distributors may be increasingly likely. The costs to the Company of increased government regulations could have a material adverse effect on the Company's business and results of operations.

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

     Litigation against the cigarette industry has historically been brought by individual cigarette smokers. The United States Supreme Court has ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud, or conspiracy.

     Current tobacco litigation generally falls within one of three categories: class actions, individual actions or actions brought by individual States generally to recover Medicaid costs allegedly attributable to tobacco-related illnesses. Related litigation complaints allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are and have been vigorously pursuing defense to and otherwise the termination of these actions.

     The tobacco industry has negotiated settlements totaling more than $240 billion with the States seeking reimbursement for expenditures by state-funded medical programs for treatment of tobacco related illnesses.

     The federal government has sued the tobacco industry seeking reimbursement for billions of dollars spent by government held programs to treat smoking-related illnesses. This type litigation could have a material adverse affect on the profitability of tobacco and tobacco related products.

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

     Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is a material component of the manufacturer's selling price.

     Based on scheduled increases to the federal excise tax on cigarettes, which result in proportionate tax increases to the federal excise tax on all other tobacco products, the tax on large cigars is scheduled to be raised to at least 20.71% of the sale price with a cap presently at $48.75 per thousand large cigars.

     The Company believes that the enactment of significantly increased excise taxes could have a material adverse effect on the business of the Company. The Company is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

     Tobacco products also are subject to certain state and local taxes. An example is the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, children's health and development concerns at the state level. Proposition 10, which became effective on January 1, 1999, raised the tax on cigars in California from 26.17% of the manufacturer's selling price to 61.53%.

     The majority of states now impose excise taxes on cigars. In certain of the states without tobacco taxes proposals are pending to add such taxes. State cigar excise taxes are not necessarily subject to caps similar to the federal excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

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

     The Company is not aware of government regulation directly related to internet sales different from that applicable to traditional marketing but immense interest has been indicated on policing the internet focusing on contact and access but the nature of the products marketed by the Company over the internet does not appear to involve any of such concerns beyond product labeling and advertising content which would apply regardless of the medium in which the products are sold. For further discussion of other present and potential government regulation of the Internet see "Forward Looking Information and Cautionary Statements No.32 Government Regulation of the Internet may impede the Company's growth or add to its operating costs" infra.

ITEM 2:  DESCRIPTION OF PROPERTY

     The Company's corporate offices and administrative headquarters are located in Melville, New York.

     The Company maintains satellite offices in New York, Pennslyvania, New Jersey and Florida.

     Warehousing   facilities   for   BeautyBuys  are  located  in  New  Jersey.
Warehousing facilities for Netcigar are located in Florida. The Company maintains regular warehousing arrangements on a contract basis for Dealbynet throughout the northern quadrant of the United States.

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

     During the fourth quarter of 2001 no matters were submitted for shareholder approval.

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

COMMON STOCK

Quarter Ended               High              Low
-------------             -------           -------
March 31, 2000              20.65            12.05
June 30, 2000               15.65             4.05
September 30, 2000           7.05             3.75
December 31, 2000            5.15             2.80
March 31, 2001               5.47             2.35
June 30, 2001                2.58             1.75
September 30, 2001           1.95             1.14
December 31, 2001            1.45             1.05
March 31, 2002               1.40              .95

     On March 31, 2002, the Company had approximately 6500 shareholders of record, with much of the stock being held in street name. The Company is currently listed on NASDAQ Small Cap. The stock prices listed through March 31, 2001 are shown as adjusted to reflect the 1 for 5 reverse split of the Company's stock effectuated in April 2001.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future.

     There was an order by NASDAQ to delist the Company's common stock from the NASDAQ exchange issued October 2000 for failure of the Company's stock to maintain the required $1 bid price as quoted on NASDAQ, The Company satisfied the concerns of NASDAQ by effecting an increase in the quoted market price for its stock by instituting a 1 for 5 share reverse split of Company's common stock, effective April 19, 2001. The bid price for the Company's stock has remained above the required $1 price consistent since such time period, except for a 4 day period in January 2002 where the price was quoted slightly less but not for a period sufficient to cause any NASDAQ formal notice.. Also see "Forward Looking Information and Cautionary Statements No. 8 Possible Loss of NASDAQ Small Cap Listing" infra for further details.

     Refer to the Company's Consolidated Statement of Changes in Stockholders Equity in the Company's audited financial statements included in this report for information on issuances of equity securities during fiscal year 2001. These issuances were made either under exemption from registration allowed under
Section 4 (2) or Regulation D of the Securities Act of 1933 as amended.

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

     SYBR's Internet strategy includes the internal development and operation of subsidiaries as well as the taking of strategic positions in other Internet companies that have demonstrated synergies with SYBR's core businesses. The
Company's strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within its portfolio. SYBR and its consolidated subsidiaries have developed Internet properties that facilitate internet product sales and procurement as well as strategically partnering with off line and on- line media companies to build revenues. SYBR's business strategies are focused on developing business opportunities in three related sectors Business to Consumer (B2C) Business to Business (B2B) and Enterprise Integration (EI). At March 31, 2002 SYBR's Internet subsidiaries included BeautyBuys.com (100% voting interest through the Company's wholly owned subsidiary SYBR.com Inc.) Netcigar.com (wholly owned by SYBR.com Inc.), SYBR.com Inc. as well as PHS Group (both being subsidiaries of New Era Foods Inc. which in turn is a wholly owned subsidiary of the Company), Supply Chain Technologies Inc. (wholly owned by SYBR.com) and Dealbynet.com Inc. (wholly owned by Supply Chain Technologies Inc.) BeautyBuys.com is a leading online Business to Consumer beauty department store consisting of thousands of unique nationally branded beauty products. In addition the Company has developed Dealbynet.com as an internet domain further developed independently as SYBR's supply chain integration model for its Business to Business platform being developed in the Health and Beauty (HBC) as well as grocery businesses. Netcigar.com is a leading online retailer of premium cigars and other related luxury items. PHS is the Company's fulfillment platform for its Business to Business Internet operations. The facility allows for automated order processing, inventory management and customer service. Supply Chain Technologies was recently formed to utilize, further develop and market a parallel internet platform to that developed by SYBR's subsidiary Dealbynet designed to accommodate distribution and inventory management logistics for other industries. The Company made a 20% investment in Interline Travel and Tours, Inc. (ITT) in the fourth quarter of Fiscal Year 2001. The Company believes that its capital investment in this unique travel company may provide for future capital appreciation. SYBR does not manage ITT and relies on its management for day to day operations. ITT provides travel packages including cruises and hotel deals solely for airline employees. ITT is believed to be the largest company in this sector of the travel industry.

     SYBR has also established strategic alliances with media and technology partners in a way that minimizes cash outlay by offering equity in SYBR for media and technology credits. With such transactions not only does SYBR conserve its cash assets but also it gains the interest of important media partners.


     The Company has adopted a strategy of seeking opportunities to realize gains through investments or having separate subsidiaries or affiliates buy or sell minority interests to outside investors. The Company believes that this strategy provides the ability to increase shareholder value as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company expects to continue to develop and refine the products and services of its businesses focusing on the internet as the primary mode of distribution, with the goal of increasing revenue as new products are commercially introduced, and to continue to pursue the acquisition of or the investment in, additional Internet related companies. The Company will seek to continue to attract traditional media investments, partner with advanced value added technologies that will be synergistic to its internet platforms as well as partner with existing internet companies to achieve its goals of building a strategic portfolio of internet assets.

     The present focus of the Company is on product sales through internet channels on a B2C and B2B basis and on the utilization of proprietary technology to accomplish this objective.

RESULTS OF OPERATIONS

            Results Of Operations For The Year Ended December 31,2001
                as Compared to the Year Ended December 31, 2000

     The Company realized revenues of $24.3 million for the year ended December 31, 2001, a 17% increase from the prior year. PHS Group (Dealbynet) represented $20 million of the total sales; a 21% increase from the prior period. B2C revenues increased 49% to $2.2 million for the year ended December 31, 2001. The only operation that showed a reduction was the traditional hair care distribution business operated by the Company's Proset Division; its sales decreased by 21% to $2.1 million. The Company attributes its strong growth in its B2B and B2C operations to strong customer acquisition, a streamlined product acquisition system and additional sales staff. The Company's B2C operation has benefited from e-mail promotions, an expanding market place and less online competition. The reduction in the hair-care business is attributable to an increase in BeautyBuys online business growth, which shares the same products that the traditional hair care business relies upon which is available in allocated supplies. Gross profit has increased to $1,342,000 as compared to $940,000 in fiscal 2000, an increase of 43% for the year ended December 31, 2001. This improvement is attributable to significant margin improvement, especially in the Company's B2C operations. Operating expenses decreased 33% to $5.6 million for the year ended December 31, 2001 as compared to December 31, 2000. The Company believes that the completion of its web site developments and a significant reduction in advertising and marketing expense have resulted in the decrease in operating expenses. The Company plans on increasing its operating expenses commensurate with increased revenues and operating profits. A major portion of operating expenses, totaling $3.4 million, during the year ended December 31, 2001 were non-cash charges and one time charges relating to media, equity, depreciation and amortization entries.

     Net loss before non-cash charges and one time charges for the year ended December 31, 2001 improved to $908,588 ($0.22 per share) as compared to a net loss before non-cash charges of $960,909 ($0.30 per share) for the same prior period. Net loss for the year ended December 31, 2001 improved by 45% to $4,300,139 (-$1.03 per share) as compared to a net loss of $7,766,823 (-$2.44 per share) for the year ended December 31, 2000. Most of the non cash charges incurred during the years ended December 31, 2001 and 2000 involve depreciation and amortization charges in connection with the Company's website development, media and equity related transactions.

The table below outlines the Company's operating performance:

                                             12/31/01     12/31/00      change
                                            ----------    ---------     --------
Statement of operations data

Revenues

PHS group (dealbynet)                       20,036,232  16,495,662      21.46%
Proset                                       2,144,905   2,719,525     (21.13)%
B2C sites (beautybuys and netcigar)          2,166,791   1,449,831      49.45%
Total                                       24,347,928  20,665,018      17.82%

Net loss before non-cash charges*            (908,588)  (960,909)        5.44%

Per share before non-cash charges*          $ (.2184)   $(.3013)        27.51%

Non-cash and one time charges *             3,391,551    6,805,914     (50.17)%

Net  loss                                  (4,300,139)  (7,766,823)      44.63%

Net loss per common share                       (1.03)       (2.44)      57.79%

weighted shares outstanding                  4,159,443   3,188,771      30.44%

* Non-cash charges include one time charges, media transactions, equity related charges, depreciation and amortization entries for both fiscal years. In fiscal year 2001 non-cash charges totaled $3.4 million, as compared to $6.8 million in fiscal year 2000. Net Profit (loss) before non-cash charges is commonly used in the Company's industry to measure cash flow and liquidity. It is not intended to represent results of operations or cash flows from operating activities determined in accordance with accounting principals generally accepted in the United States of America.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company's current assets have increased 2% from $5.2 million to $5.3 million. The increase is attributed to minor increases in inventory, cash and marketable securities.

     Working capital decreased by approximately $683,000 to $744,710 at December 31, 2001. The decrease in working capital is attributable to a $300,000 investment in Interline Travel and Tours (ITT) and cash loss of $908,000 for the year ended December 31, 2001. The Company completed a $1 million Private Placement in the third quarter of 2001, in order to increase inventory for the Company's B2B operations. In order to achieve continued growth additional inventory may be needed. The Company plans to explore opportunities for and attempt to gain inventory financing from a potential asset based lender. There are no assurances that the Company will be successful in obtaining such a lender. In the event that the Company does not obtain such a financing source, future growth may be limited. However, maintaining current levels of revenues does not require any external financing.

     The Company's operating forecasts should not require any major capital transactions, including offerings and/or private placement transactions for the remainder of fiscal 2002 except for merger and/or acquisition transactions. Sales are being financed by GE Capital through a conventional line of credit and the Company maintains a traditional business model that has enabled the Company to grow during the recent "dot-com" consolidation and correction. Furthermore, all of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged DealByNet to use its platform to reduce product distribution costs through logistics.

     The Company plans to continue to partner with media and technology companies on a media for equity basis. The Company believes that this strategy allows its operating subsidiaries to brand and expand their respective franchises without causing adverse ramifications on the Company's working capital. In addition the Company plans to leverage its media assets to acquire interests in related companies that would complement its expansion strategy

     Management believes that cost containment, improved financial and operating controls, and a focused sales and marketing effort should provide positive results from operations and cash flows in the near term. Achievement of these goals, however, will be dependent upon the Company's attainment of increased revenues, improved operating costs and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company's goals will be achieved.

                              Balance Sheet Table

                                                         12/31/01      12/31/00

Balance Sheet Data

Cash, Marketable Securities (net) and
Cash Security deposit                                   $1,784,532    $2,599,719

Working Capital                                         $  744,710    $1,427,782

Total Assets                                            $8,398,130    $8,840,215

CRITICAL ACCOUNTING POLICIES.

ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company records a provision for doubtful accounts based on specific indentification of its accounts receivable. This involves a degree of judgment based on discussion with the Company's internal sales and marketing groups, cusotmer base and the examination of the financial stability of the Company's customers. There can be no assurance that management's estimates will match actual amounts ultimately written off. During periods of downturn in the market for the Company's products and services or economic recession, a greater degree of risk exists concerning the ultimate collectibility of accounts receivable.

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2001, the Company has established a full valuation allowance.

CRITICAL ACCOUNTING POLICIES.

ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company records a provision for doubtful accounts based on specific indentification of its accounts receivable. This involves a degree of judgment based on discussion with the Company's internal sales and marketing groups, cusotmer base and the examination of the financial stability of the Company's customers. There can be no assurance that management's estimates will match actual amounts ultimately written off. During periods of downturn in the market for the Company's products and services or economic recession, a greater degree of risk exists concerning the ultimate collectibility of accounts receivable.

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets primarily compised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2001, the Company has established a full valuation allowance.

VALUATION OF LONG-LIVED ASSETS.

     The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with net cash flows expected to be provided by the operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on the discounted cash flows expected to be generated by the asset.

RECENTLY ISSUED ACCOUNTING ANNOUNCEMENTS.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules are effective for the Company as of January 1, 2002. Management does not believe that the impact of adopting SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

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

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

     Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. These statements relate to future events or the Company's future financial performance and include, but are not limited to, statements concerning:

         The anticipated benefits and risks of the Company's key strategic partnerships, business relationships and acquisitions;

         The Company's ability to attract and retain customers;

         The anticipated benefits and risks associated with the Company's business strategy, including those relating to its distribution and fulfillment strategy and its current and future product and service offerings;

         The Company's future operating results and the future value of its common stock;

         The anticipated size or trends of the market segments in which the Company competes and the anticipated competition in those markets;

         Potential government regulation; and

         The Company's future capital requirements and its ability to satisfy its capital needs.

     Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause such differences include, but are not limited to, those identified herein and other risks included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover the Company assumes no responsibility for the accuracy and completeness of the forward-looking statements to conform such statements to actual results or to changes in its expectations.

     In addition to the other information in this Form 10-KSB, the following risk factors should be carefully considered in evaluating the Company business because these factors may have a significant impact on the Company's business, operating results and financial condition. As a result of the risk factors discussed below and elsewhere in this Form 10-KSB and the risks discussed in the Company's other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

         1. THE COMPANY HAS INCURRED OPERATING LOSSES.

         While it is the Company's goal to achieve operating cash flow profits during 2002, the Company has experienced losses and negative cash flow in the past and, even though the Company has achieved profitability, it may be unable to sustain or increase the Company's profitability in the future. The Company has been able to minimize its losses through barter transactions in the media and technology industries. These transactions have afforded the Company the utilization of technology and media assets that were needed to develop the Company's Internet properties. The Company's operating model relies on these types of transactions for its expansion. Failure to attract barter transactions and/or other similar alliances may cause the Company to incur operating losses beyond its available resources. However, the Company plans to limit its expansion if these resources are not available, rather then incur a risk of expansion without meaningful alliances.

         2. INTERNET

         The internet environment is relatively new to business and is subject to inherent risks as in any new developing business including rapidly developing technology with which to attempt to keep pace and level of acceptance and level of consumer knowledge regarding its use.

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

         7. LITIGATION

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial position, results of operations or cash flows of the Company, but there can be no assurance as to this.

         8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

         Synergy's qualification for trading on the Nasdaq Small Cap system has in the recent past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time and such historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past.

         9. RISKS OF BUSINESS DEVELOPMENT.

         Because still the lines of product and product distribution established for the Company are relatively new and different from its historical non-internet product distribution business, the Company's operations in these areas should continue to be considered subject to all of the risks inherent in a new business enterprise, including the absence of an appreciable operating history and the expense of new product development and uncertainties on demand and logistics of delivery and other satisfaction of customer demands. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits and will likely be a drain on Company capital if revenue and revenue collection does not keep pace with Company expenses. There can be no assurance as to the continued availability of funds from any of these sources.

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

         Management believes actions presently being taken to meet and enhance the Company's operating and financial requirements should provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations and no adjustments have been made to offset the outcome of this uncertainty.

         11.EXTENSIVE   AND  INCREASING   REGULATION  OF  TOBACCO  PRODUCTS  AND
            LITIGATION MAY IMPACT CIGAR INDUSTRY.

         The tobacco industry in general has been subject to extensive regulation at the federal, state and local levels. Recent trends have increased regulation of the tobacco industry. Although regulation initially focused on cigarette manufacturers, it has begun to have a broader impact on the industry as a whole and may focus more directly on cigars in the future. The increase in popularity of cigars may likely lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products or restrict or eliminate the deductibility of such advertising expense, (ii) increase labeling requirements on tobacco products to include, among others things, addiction warnings and lists of additives and toxins, (iii) shift control of tobacco products and advertisements from the Federal Trade Commission (the "FTC") to the Food and Drug Administration (the "FDA"), (iv) increase tobacco excise taxes and (v) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Future enactment of such proposals or similar bills may have an adverse effect on the results of operations or financial condition of the Company. Although, except for warning labeling and smoke free facilities, current legislation and regulation focuses on cigarette smoking and sales, there is no assurance that the scope of legislation will not be expanded in the future to encompass cigars as well.

         A majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies also have increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by designating "smoking" areas. These restrictions generally do not distinguish between cigarettes and cigars. These restrictions and future restrictions of a similar nature have and likely will continue to have an adverse effect on the Company's sales or operations because of resulting difficulty placed upon advertising and sale of tobacco products, such as restrictions and in many cases prohibition of counter access to or display of premium handmade cigars, and/or decisions by retailers not to advertise for sale and in many cases to sell tobacco products because of public pressure to stop the selling of tobacco products. Numerous proposals also have been and are being considered at the state and local levels, in addition to federal regulations, to restrict smoking in certain public areas, regulating point of sale placement and promotions of tobacco products and requiring warning labels.

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

         In addition numerous tobacco litigation has been commenced and may in the future be instituted, all of which may adversely affect(albeit focusing primarily on cigarette smoking) cigar consumption and sale and may pressure applicable government entities to institute further and stricter legislation to restrict and possibly prohibit cigar sale and consumption, any and all of which may have an adverse affect on Company business (see "Government Regulation - Tobacco Industry Regulation and Tobacco Industry Litigation" supra).

         12. NO DIVIDENDS LIKELY.

         No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Synergy contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

         13. POTENTIAL LIABILITY FOR CONTENT ON THE COMPANY'S WEB SITE.

         Because the Company posts product information and other content on its Web sites, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that the Company posts. Such claims have been brought, and sometimes successfully pressed, against other Internet content distributors. In addition, the Company could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology or infiltration into the Company's system by unauthorized personnel.

         14. THE COMPANY'S NET SALES WOULD BE HARMED IF IT EXPERIENCES SIGNIFICANT CREDIT CARD FRAUD.

         A failure to adequately control fraudulent credit card transactions would harm the Company's net sales and results of operations because it does not carry insurance against such risk. Under current credit card practices, the Company may be held liable for fraudulent credit card transactions where it does not obtain a cardholder's signature, a frequent practice in internet sales.

         15. THE COMPANY DEPENDS ON CONTINUED USE OF THE INTERNET AND GROWTH OF THE ONLINE PRODUCT PURCHASE MARKET.

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

         In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements and/or potential customer continued preferences for more traditional see and touch purchasing. The Company's success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services and hopeful continued shifting of potential customers shopping preferences to the internet.

         16.IF THE COMPANY  DOES NOT RESPOND TO RAPID  TECHNOLOGY  CHANGES,  ITS
            SERVICES COULD BECOME OBSOLETE AND ITS BUSINESS WOULD BE SERIOUSLY HARMED.

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

         17. POTENTIAL FUTURE SALES OF COMPANY STOCK.

         The majority of the shares of common stock of the Company outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933. In general under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without, any quantity limitation. The vast majority of holders of the shares of the outstanding common stock of the Company deemed "restricted securities" have already satisfied at least their one year holding period or will do so with the next fiscal year, and such stock is either presently or within the next fiscal year will become eligible for sale in the public market (subject to volume limitations of Rule 144 when applicable). The Company is unable to predict the effect that sales of its common stock under Rule 144, or otherwise, may have on the then prevailing market price of the common stock. However, the Company believes that the sales of such stock under Rule 144 may have a depressive effect upon the market.

         18. THE COMPANY MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

         The success of the Company's business model depends in large part on its continued ability to increase its number of customers. The market for its businesses may grow more slowly than anticipated because of or become saturated with competitors, many of which may offer lower prices or broader distribution. The Company is also highly dependant on internet sales which require interest of potential suppliers in the internet mode of product purchasing. Some potential suppliers may not want to join the Company's networks because they are concerned about the possibility of their products being listed together with their competitors' products thus limiting availability of product mix made available by the Company. If the Company cannot continue to bring new customers to its sites or maintain its existing customer base or attract listing of a mixture of product, the Company may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain its business.

         19. BECAUSE THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

         The U.S. market for e-commerce services is extremely competitive. The Company expects competition to intensify as current competitors expand their product offerings and enter the e-commerce market, and new competitors enter the market.

         The principal competitive factors are the quality and breadth of services provided, potential for successful transaction activity and price. E-commerce markets are characterized by rapidly changing technologies and frequent new product and service introductions. The Company may fail to update or introduce new market pricing formats, selling techniques and/or other mechanics and administrative tools and formats for internet sales consistent with current technology on a timely basis or at all. If its fails to introduce new service offerings or to improve its existing service offerings in response to industry developments, or if its prices are not competitive, the Company could lose customers, which could lead to a loss of revenues.

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

         20. THE COMPANY'S BUSINESS MAY SUFFER IF IT IS NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

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

         21. THE COMPANY MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF ITS PROPRIETARY KNOWLEDGE.

         The Company relies, in part, on contractual provisions to protect its trade secrets and proprietary knowledge. These agreements may be breached, and the Company may not have adequate remedies for any breach. Its trade secrets may also be known without breach of such agreements or may be independently discovered by competitors. Its inability to maintain the proprietary nature of its technology could harm its business, results of operations and financial condition by adversely affecting its ability to compete.

         22. OTHERS MAY ASSERT THAT THE COMPANY'S TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

         The Company believes that its technology does not infringe the proprietary rights of others. However, the e-commerce industry is characterized by the existence of a large number of patents and trademarks and frequent claims and litigation based on allegations of patent infringement and violation of other intellectual property rights. As the e-commerce market and the functionality of products in the industry continues to grow and overlap, the Company believes that the possibility of an intellectual property claim against it will increase. For example, the Company may inadvertently infringe an intellectual property right of which it is unaware, or there may be applications to protect intellectual property rights now pending of which it is unaware which it may be infringing when they are issued in the future, or the Company's service or systems may incorporate and/or utilize third party technologies that infringe the intellectual property rights of others. The Company has been and expects to continue to be subject to alleged infringement claims. The defense of any claims of infringement made against the Company by third parties, whether or not meritorious, could involve significant legal costs and require the Company's management to divert time and attention from its business operations. Either of these consequences of an infringement claim could have a material adverse effect on the Company's operating results. If the Company is unsuccessful in defending any claims of infringement, it may be forced to obtain licenses or to pay royalties to continue to use its technology. The Company may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If the Company fails to obtain necessary licenses or other rights, or if these licenses are costly, its operating results may suffer either from reductions in revenues through the Company's inability to serve customers or from increases in costs to license third-party technologies.

         23. THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR ITS SERVICE OFFERING.

         Through distributors, the Company licenses a variety of commercially available Internet technologies, which are used in its services and systems to perform key functions. As a result, the Company is to a certain extent dependent upon continuing to maintain these technologies. There can be no assurance that the Company would be able to replace the functionality provided by much of its purchased Internet technologies on commercially reasonable terms or at all. The absence of or any significant delay in the replacement of that functionality could have a material adverse effect on the Company's business, financial condition and results of operations.

         24. THE COMPANY'S SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF ITS CUSTOMERS.

         Interruptions of service as a result of a high volume of traffic and/or transactions could diminish the attractiveness of the Company's services and its ability to attract and retain customers. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its service, or that it will be able to expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner. The Company currently maintains systems in the U.S. Any failure to expand or upgrade its systems could have a material adverse effect on its results of operations and financial condition by reducing or interrupting revenue flow and by limiting its ability to attract new customers. Any such failure could also have a material adverse effect on the business of its customers, which could damage the Company's reputation and expose it to a risk of loss or litigation and potential liability.

         25. A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO THE COMPANY'S CUSTOMERS.

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

         26. THE FUNCTIONING OF THE COMPANY'S SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH IT RELIES COULD BE DISRUPTED BY FACTORS OUTSIDE THE COMPANY'S CONTROL.

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

         27. THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, WHICH COULD RESULT IN DILUTION TO ITS STOCKHOLDERS, OR OPERATIONAL
             OR INTEGRATION DIFFICULTIES WHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

         If appropriate opportunities present themselves, the Company may acquire complementary or strategic businesses, technologies, services or products that it believes will be useful in the growth of its business. The Company does not currently have any commitments or agreements with respect to any new acquisitions. They may not be able to identify, negotiate or finance any future acquisition successfully. Even if the Company does succeed in acquiring a business, technology, service or product, the process of integration may produce unforeseen operating difficulties and expenditures and may require significant attention from the Company's management that would otherwise be available for the ongoing development of its business. Moreover the anticipated benefits of any acquisition may not be realized or may depend on the continued service of acquired personnel who could choose to leave. If the Company makes future acquisitions, it may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets, any of which might harm its financial results and cause its stock price to decline. Any financing that it might need for future acquisitions may only be available to it on terms that restrict its business or that impose on it costs that reduce its revenue.

         28. THE COMPANY'S SUCCESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AND ONLINE COMMERCE.

         The Company's future revenues and profits depend to a large extent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by merchants and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is a relatively new and emerging market. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. Growth in the Company's customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods. For the Company to be successful, these market participants must accept and use novel ways of conducting business and exchanging information.

         E-commerce may not prove to be a viable medium for purchasing for the following reasons, any of which could seriously harm the Company's business:

         - the necessary infrastructure for Internet communications may not develop adequately;

         - the Company's potential customers, buyers and suppliers may have security and confidentiality concerns;

         - complementary products, such as high-speed modems and high-speed communication lines, may not be developed or be adequately available;

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

         29. THE COMPANY'S SUCCESS DEPENDS ON THE CONTINUED RELIABILITY OF THE INTERNET.

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

         30. GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE THE COMPANY'S GROWTH OR ADD TO ITS OPERATING COSTS.

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

         In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area. The Company does not sell personal user information regarding its customers. The Company does use aggregated data for analysis regarding the Company network, and does use personal user information in the performance of its services for its customers. Since the Company does not control what its customers do with the personal user information they collect, there can be no assurance that its customers' sites will be considered compliant.

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

         The Company is not aware of any recent related legislation not specifically mentioned herein but there can be no assurance that future government regulation will not be enacted further restricting use of the internet that might adversely affect the Company's business.

         31. NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

         In the U.S., the Company does not collect sales or other similar taxes on goods sold through the Company's internet websites. The Internet Tax Freedom Act of 1998, (extended through November 2003), prohibits the imposition of taxes on electronic commerce by United States federal and state taxing authorities. However, a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted and not in conflict with federal prohibitions, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the sale of merchandise could impair its revenues and its ability to acquire and retain customers.

         32. THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

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

         33. IF THE COMPANY'S FULFILLMENT CENTERS ARE NOT EFFECTIVELY OPERATED THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED.

         If the Company does not successfully operate its fulfillment centers such could significantly limit the Company's ability to meet customers demands, which would likely result in diminished revenues, adversely affecting the Company's business. Because it is difficult to predict sales increases the Company may not manage its facilities in an optimal way which may result in excess inventory, warehousing, fulfillment and distribution capacity having an adverse impact on working capital of the Company, or the lack of sufficiency in such areas causing delays in fulfillment of customer orders adversely affecting customer confidence and loyalty.

         34. THE COMPANY'S STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

         The stock market, and in particular the market for Internet-related stocks, has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for the Company's common stock to decline, perhaps substantially, including:

         - failure to meet its development plans;

         - the demand for its common stock;

         - downward revision in securities analyst's estimates or changes in general market conditions;

         - technological   innovations   by   competitors   or  in   competing
           technologies; and

         - investor perception of the Company's industry or its prospects.

         The Company's stock pricing has fluctuated significantly in the past and there is no assurance such trend may not continue in the future.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in this Report on the pages indicated:

                                                              Page
                                                              ----

Report of Independent
Certified Public Accountants:  Grant Thornton LLP             F-2

Report of Independent
Certified Public Accountants:  BDO Seidman LLP                F-3

Consolidated Balance Sheet as of December 31, 2001            F-4 - F-5

Consolidated Statements of Operations for the
Years Ended December 31, 2001 and 2000                        F-6

Consolidated Statement of
Changes in Stockholders' Equity for the
Years Ended December 31, 2001 and 2000                        F-7 - F-8

Consolidated Statements of
Cash Flows for the Years Ended December 31, 2001 and 2000     F-9 - F-10

Notes to Consolidated Financial Statements                    F-11 - F-30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         BDO Seidman LLP was previously the principal accountants for Synergy Brands, Inc. ("the Registrant"). On January 22, 2002, that firm's appointment as principal accountants was terminated by the Registrant and Grant Thornton LLP was engaged as principal accountants. The decision to change accountants was approved by the Board of Directors of the Registrant.

         In connection with the audits of the two fiscal years ended December 31, 2000, and the subsequent interim period through January 22, 2002, there were no disagreements with BDO Seidman LLP or Belew Averitt LLP, whose practice was combined with BDO Seidman LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit report of BDO Seidman LLP on the consolidated financial statements of the Registrant as of and for the year ended December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report of Belew Averitt LLP on the consolidated financial statements of the Registrant as of and for the year ended December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the two years ended December 31, 2000 and the subsequent interim period preceding the termination of BDO Seidman LLP on January 22, 2002, no reportable events occurred in connection with the relationship between BDO Seidman LLP, Belew Averitt LLP and the Registrant.

                                    PART III

     The information required by items 9-12 are omitted pursuant to general instruction G(3) to form 10K. The Company has included this information in its proxy statement to be mailed and filed with the Commission on or before April 30, 2002. The annual meeting is scheduled to be in June 2002. Such Proxy Statement expected to be filed with the Commission by April 30, 2002 is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

1.       (a) Exhibits:

         See Index to Exhibits

2.       Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of 2001. However the Company did file January 30, 2002 on Form 8-K notice of their change in accountants with an effective date of January 22, 2002.

3.       Financial Statement Schedules
             none

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Synergy Brands Inc.



                               by /s/ Mair Faibish
                               --------------------------------
                                      Mair Faibish
                                      Chairman of the Board

Dated: April 1, 2002

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

Signed: April 1, 2002

                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein, Director
                                      Chief Financial Officer
Signed: April 1, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
    Synergy Brands, Inc.


We have audited the accompanying consolidated balance sheet of Synergy Brands, Inc. and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy Brands, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ GRANT THORNTON LLP


Melville, New York
March 5, 2002


                                      -F2-

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Synergy Brands, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000 of Synergy Brands, Inc. and Subsidiaries (collectively, the Company) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flow for the year ended December 31, 2000 of Synergy Brands, Inc. and Subsidiaries, in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
February 28, 2001
                                   /s/ BDO SEIDMAN LLP

                                      -F3-

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001


                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                     $   611,316
    Collateral security deposit                                                       658,542
    Marketable securities                                                           1,731,407
    Accounts receivable, less allowance for doubtful accounts of $50,220              541,625
    Inventory                                                                       1,340,171
    Related party note receivable                                                      44,750
    Prepaid assets                                                                    386,186
                                                                                  -----------
              Total current assets                                                  5,313,997

PROPERTY AND EQUIPMENT, NET                                                           577,849

OTHER ASSETS                                                                          309,577

WEB SITE DEVELOPMENT COSTS,
    net of accumulated amortization of $304,461                                       625,018

TRADE NAMES AND CUSTOMER LIST,
    net of accumulated amortization of $1,122,600                                   1,571,689
                                                                                  -----------
                                                                                   $8,398,130
                                                                                  ===========


         The accompanying notes are an integral part of this statement.

                                      -F4-

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Line of credit                                                              $   398,337
    Note payable to stockholder                                                     555,763
    Accounts payable                                                              2,120,729
    Accrued expenses                                                                277,725
    Due to broker                                                                 1,216,733
                                                                                -----------
                    Total current liabilities                                     4,569,287

OTHER LIABILITIES                                                                   592,689

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                   209,125

STOCKHOLDERS' EQUITY
    Class A preferred stock - $.001 par value; 100,000 shares authorized
        and outstanding;  liquidation preference of $10.50 per share                    100
    Class B preferred stock - $.001 par value; 10,000,000 shares authorized, and no shares outstanding
    Common stock - $.001 par value; 49,900,000 shares authorized;
        4,950,484 shares outstanding                                                  4,950
    Additional paid-in capital                                                   34,791,585
    Deficit                                                                     (30,609,537)
    Accumulated other comprehensive income                                            1,685
    Stockholders' notes receivable                                                 (115,629)
    Stockholder's advertising and in-kind services receivable,
        net of reserve of $500,000                                                 (794,990)
                                                                                -----------
                                                                                  3,278,164

Less treasury stock, at cost, 63,504 shares                                        (251,135)
                                                                                -----------
                                                                                  3,027,029
                                                                                -----------
                                                                                $ 8,398,130
                                                                                ===========


         The accompanying notes are an integral part of this statement.

                                      -F5-

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                            2001                  2000
                                                                        -----------           -----------
Net sales                                                               $24,347,928           $20,665,018
                                                                        -----------           -----------
Cost of sales
    Cost of product                                                      22,347,887            19,391,844
    Shipping and handling costs                                             657,793               332,845
                                                                        -----------           -----------
                                                                         23,005,680            19,724,689
                                                                        -----------           -----------
              Gross profit                                                1,342,248               940,329
Operating expenses
    Advertising and promotional                                           1,501,267             2,547,891
    Development costs                                                        16,133               632,696
    General and administrative                                            3,072,900             4,419,753
    Depreciation and amortization                                         1,004,553               663,146
                                                                        -----------           -----------
                                                                          5,594,853             8,263,486
                                                                        -----------           -----------
              Operating loss                                             (4,252,605)           (7,323,157)
Other income (expense)
    Interest income                                                         128,189                66,183
    Other expenses                                                         (461,401)              (55,676)
    Interest and financing expenses                                        (154,745)             (178,964)
    Dividends on preferred stock of subsidiary                              (24,500)              (24,500)
                                                                        -----------           -----------
                                                                           (512,457)             (192,957)
                                                                        -----------           -----------
              Loss from continuing operations before minority
                  Interest and income taxes                              (4,765,062)           (7,516,114)
Minority interest in loss                                                   -                     266,258
                                                                        -----------           -----------
              Loss from continuing operations before income tax          (4,765,062)           (7,249,856)
Income tax expense                                                           21,865                21,433
                                                                        -----------           -----------
              Loss from continuing operations                            (4,786,927)           (7,271,289)
Discontinued operations
    Loss on discontinued operations of PCW, net of applicable
        income tax benefit of $0                                            -                    (495,534)
                                                                        -----------           -----------
              Loss from operations before extraordinary items            (4,786,927)           (7,766,823)
Extraordinary items, net                                                    486,788               -
                                                                        -----------           -----------
              NET LOSS                                                 $ (4,300,139)         $ (7,766,823)
                                                                        ===========           ===========
Basic and diluted loss per common share
    Loss from continuing operations                                          $(1.15)               $(2.28)
    Discontinued operations                                                       -                  (.16)
    Extraordinary items                                                         .12
                                                                        -----------           -----------
              Net loss per common share                                      $(1.03)               $(2.44)
                                                                        ===========           ===========


        The accompanying notes are an integral part of these statements.

                                      -F6-

                      Synergy Brands, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000


                                                                                                                     Accumulated
                                           Class A                                  Additional                          other
                                       Preferred stock         Common stock          paid-in                         comprehensive
                                     Shares       Amount    Shares        Amount     capital           Deficit          income
                                     -------      ------   ---------     -------    -----------     -------------    -------------
Balance at January 1, 2000           100,000        $100   2,691,102     $2,691     $25,230,196     $(18,542,575)


Issuance of common stock                                     307,320        307       1,669,668
Common stock issued in
 connection with compensation
  plan                                                       353,877        354       2,660,548
Common stock issued in
 connection with compensation
 plan and cashless stock exchange                             31,185         31          97,798
Common stock and warrants
 issued in exchange for minority
 interest of subsidiary and
 advertising credits, net of
 commissions                                                 100,000       100        2,515,042
Advertising credits sold, net of
 commissions
Common stock issued in
 connection with compensation
 plan for notes receivable from
 stockholders                                                 42,000        42         102,458
Proceeds from stockholder
 receivables
Advertising credits utilized
Net loss
                                                                                                    (7,766,823)
                                     -------      ------   ---------     -------    -----------     -------------    -------------
Comprehensive loss

Balance at December 31, 2000         100,000         100   3,525,484     3,525      32,275,710     (26,309,398)             -
    (carried forward)


                                      -F7-

                      Synergy Brands, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000
                                   (CONTINUED)



                                                                     Stockholders'
                                                                     advertising
                                                      Stockholders'  and in-kind        Total
                                      Treasury           notes        services         stockholders'  Comprehensive
                                        Stock         receivable     receivable         equity            loss
                                     ----------       ------------  -------------    ------------    --------------
Balance at January 1, 2000           $(167,500)       $(331,750)    $(3,000,000)     $3,191,162

Issuance of common stock                                                              1,669,975
Common stock issued in
 connection with compensation
 plan                                                                                 2,660,902
Common stock issued in
 connection with compensation
 plan and cashless stock exchange                                                         97,829
Common stock and warrants
 issued in exchange for minority
 interest of subsidiary and
 advertising credits, net of
 commissions                                                         (2,660,000)      (144,858)
Advertising credits sold, net of
 commissions                                                          2,660,000      2,660,000
Common stock issued in
 connection with compensation
 plan for notes receivable from
 stockholders                                          (102,500)
Proceeds from stockholder
 receivables                                            318,621                        318,621
Advertising credits utilized                                          1,592,565      1,592,565
Net loss                                                                            (7,766,823)     $(7,766,823)
                                     ----------       ------------  -------------    ------------    ------------

Comprehensive loss                                                                                  $(7,766,823)
                                                                                                    =============

Balance at December 31, 2000          (167,500)        (115,629)     (1,407,435)     4,279,373
    (carried forward)


                                      -F7-

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2001 and 2000

                                                                                                                      Accumulated
                                             Class A                                   Additional                         other
                                         Preferred stock          Common stock          paid-in                      comprehensive
                                        Shares      Amount      Shares      Amount      capital        Deficit          income
                                        -------     ------     ---------    -------    -----------   ------------   -------------
Balance at December 31, 2000            100,000      $100      3,525,484     $3,525    $32,275,710   $(26,309,398)   $
    (brought forward)

Issuance of common stock
   pursuant to a private offering                                800,000        800        999,200
Costs incurred in conjunction with
   private offering of common
   stock                                                                                  (132,200)
Common stock issued in
    connection with compensation
    plan                                                         325,000        325        893,125
Issuance of common stock and
   warrants to guarantee a line of
   credit                                                        200,000        200        439,800
Issuance of warrants as payment
   for services                                                                            191,050
Exercise of warrants                                             100,000        100        124,900
Purchase of treasury stock
Advertising credits utilized
Provision for advertising receivable
Unrealized gain on marketable
    securities                                                                                                              1,685

Net loss                                                                                              (4,300,139)
                                        -------     ------     ---------    -------    -----------   ------------   -------------
Comprehensive loss

Balance at December 31, 2001            100,000      $100      4,950,484     $4,950    $34,791,585  $(30,609,537)          $1,685
                                        =======     ======     =========    =======    ===========   ============   =============


         The accompanying notes are an integral part of this statement.

                                      -F8-

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2001 and 2000
                                  (CONTINUED)


                                                                        Stockholders'
                                                                         advertising
                                                                            and
                                                     Stockholders'        in-kind                Total
                                        Treasury        notes             services             stockholders'   Comprehensive
                                         stock        receivable         receivable              equity            loss
                                      ----------    -------------       -----------          --------------    -------------

Balance at December 31, 2000          $(167,500)     $(115,629)         $(1,407,435)         $4,279,373
    (brought forward)

Issuance of common stock
   pursuant to a private offering                                                             1,000,000
Costs incurred in conjunction with
   private offering of common
   stock                                                                                      (132,200)
Common stock issued in
    connection with compensation
    plan                                                                                        893,450
Issuance of common stock and
   warrants to guarantee a line of
   credit                                                                                       440,000
Issuance of warrants as payment
   for services                                                                                 191,050
Exercise of warrants                                                                            125,000
Purchase of treasury stock              (83,635)                                                (83,635)
Advertising credits utilized                                                112,445             112,445
Provision for advertising receivable                                        500,000             500,000
Unrealized gain on marketable
    securities                                                                                    1,685       $     1,685
Net loss                                                                                     (4,300,139)       (4,300,139)
                                      ----------    -------------       -----------          ------------     -------------
Comprehensive loss                                                                                            $(4,298,454)
                                                                                                              =============
Balance at December 31, 2001          $(251,135)      (115,629)            (794,990)          3,027,029
                                      ==========    =============       ===========          ============     =============


         The accompanying notes are an integral part of this statement.

                                      -F8-

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                2001          2000
                                                                          --------------    -----------
Cash flows from operating activities
 Net loss                                                                 $  (4,300,139)   $(7,766,823)
 Adjustments to reconcile net loss to net cash
   provided by (used) in operating activities
     Extraordinary gain                                                        (486,788)
     Depreciation and amortization                                            1,004,553         663,146
     Provision for doubtful accounts                                             25,000          31,417
     Provision for advertising receivable                                       500,000               -
     Utilization of advertising credits                                         112,445       1,592,565
     Gain on sale of marketable securities                                        7,874               -
     Dividends on preferred stock of subsidiary                                  24,500          24,500
     Operating expenses paid with common stock and warrants                     493,350       2,353,431
     Common stock and warrants issued to guarantee line of credit               440,000               -
     Minority interest in loss                                                                 (266,258)
     Changes in operating assets and liabilities
      Net (increase) decrease in
       Accounts receivable                                                      343,528        (164,218)
       Inventory                                                               (152,388)        680,789
       Trade credits receivable                                                               2,660,000
       Prepaid, related party note receivable and other assets                   71,086         (43,425)
      Net increase (decrease) in
       Accounts payable, accrued expenses and other
       current liabilities                                                    1,536,670        (726,033)
       Other liabilities                                                        592,689
                                                                          --------------    -----------
         Net cash provided by (used in) operating activities                    212,380        (960,909)

Cash flows from investing activities
    Purchase of marketable securities                                        (4,221,152)
    Proceeds from sale of marketable securities                               2,483,556
    Purchase of property and equipment                                         (118,038)        (52,580)
    Payment of collateral security deposit                                     (300,000)
    Refund of collateral security deposit                                                        38,069
    Purchase of web site                                                        (32,166)       (405,157)
    Investment in equity affiliate                                             (290,880)
    Proceeds of note receivable from shareholders                                 -             318,621
                                                                          --------------    -----------
           Net cash used in investing activities                             (2,478,680)       (101,047)


                                      -F9-

                      Synergy Brands, Inc. and Subsidiaries

                             Year ended December 31,


                                                                          2001           2000
                                                                   --------------    ------------
Cash flows from financing activities
    Borrowings under line of credit                                $   9,782,032     $ 3,517,288
    Repayments under line of credit                                  (10,047,694)     (2,912,526)
    Proceeds from issuance of common stock                             1,000,000       1,535,275
    Costs incurred in conjunction with private placement                (132,200)
    Proceeds from the exercise of stock purchase warrants                125,000
    Purchase of treasury stock                                           (83,635)              -
                                                                   --------------    ------------
        Net cash provided by financing activities                        643,503       2,140,037
                                                                   --------------    ------------
        NET  (DECREASE) INCREASE IN CASH                              (1,622,797)      1,078,081

Cash and cash equivalents, beginning of year                           2,234,113       1,156,032
                                                                   --------------    ------------
Cash and cash equivalents, end of year                              $    611,316     $ 2,234,113
                                                                   ==============    ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                     $    108,000     $   190,000
                                                                   ==============    ============
       Income taxes paid                                            $     22,000     $    22,000
                                                                   ==============    ============
Supplemental disclosures of noncash operating, investing
    and financing activities:
      Commissions paid through the issuance of common stock         $    591,150
                                                                   ==============
      Unrealized gains on marketable securities                     $      1,685
                                                                   ==============
      Common stock issued for notes receivable                                       $   102,500
                                                                                     ============
      Common stock issued for prepaid assets and web site
          development                                                                $   540,000
                                                                                     ============
      Common stock issued in exchange for minority interest
          of subsidiary, web site development, and advertising
          credits, net of commissions                                                $ 2,515,142
                                                                                     ============


        The accompanying notes are an integral part of these statements.

                                     -F10-

                      Synergy Brands, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE A - DESCRIPTION OF THE BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

     Synergy Brands, Inc. and its subsidiaries (collectively, "Synergy" or the "Company") is engaged in the distribution business. In addition, the Company develops and operates Internet platform operations and Internet-based businesses designed to sell a variety of products, including health and beauty aids and premium handmade cigars, directly to consumers (business to consumer) and to businesses (business to business). Synergy was incorporated on September 26, 1988 in the state of Delaware.

     At December 31, 2001, the Company had cash, cash equivalents and a collateral security deposits of approximately $1,269,900, net marketable securities, of approximately $514,700, working capital of approximately $745,000 and an accumulated deficit of approximately $30,610,000. The Company incurred a loss of approximately $4,300,000 during the year ended December 31, 2001.

     As discussed in Note I, the Company has a line of credit available to finance certain sales. In addition, the Company completed a $1 million Private Placement in the third quarter of 2001. The proceeds from this transaction were used to increase inventory for the Company's B2B operations. In order to achieve continued growth, additional inventory may be needed. The Company plans to explore opportunities for and attempt to gain inventory financing from a potential asset-based lender. There are no assurances that the Company will be successful in obtaining such a lender. In the event that the Company does not obtain such a financing source, future growth may be limited.

     Management believes that cost containment, improved financial and operating controls, and a focused sales and marketing effort should provide positive results from operations and cash flows in the near term. Achievement of these goals, however, will be dependent upon the Company's attainment of increased revenues, improved operating costs and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company's goals will be achieved.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

                                     F-11-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE B (continued)

     1. PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Synergy, its wholly-owned subsidiaries and its majority-owned subsidiary (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in 50% or less owned companies over which the Company has the ability to exercise significant influence.

     2. CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

     3. MARKETABLE SECURITIES

         The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2001, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the Consolidated Statements of Operations.

     4. CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 2001 totaled approximately $446,000. Marketable securities are potentially subject to concentration of credit risk, but such risk is limited due to such amounts being invested in investment grade securities.

                                     -F12-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE B (continued)

         The concentration of credit risk with respect to accounts receivables is mitigated by the credit-worthiness of the Company's major customers. The Company maintains an allowance for losses based upon the expected collectibility of all such receivables. Fair value approximates carrying value for all financial instruments.

     5. CONCENTRATION OF BUSINESS RISK

         During the years ended December 31, 2001 and 2000, the Company purchased over 85% and 71%, respectively, of its products from one supplier. If the Company were unable to maintain this relationship it might have a material impact on future operations. During the years ended December 31, 2001 and 2000, sales to one customer accounted for 22% and 17% of the Company's total sales, respectively, and 23% of accounts receivable at December 31, 2001. These concentrations relate to the Company's B2B segment. (See Note Q.)

     6. INVENTORY

         Inventory is stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") cost method of valuing its inventory.

     7. PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the assets' estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

         Maintenance and repairs of a routine nature are charged to operations as incurred. Betterments and major renewals that substantially extend the useful life of an existing asset are capitalized and depreciated over the asset's estimated useful life.

     8. WEB SITE DEVELOPMENT COSTS

         In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a web site

                                     -F13-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE B (continued)

         should be capitalized or expensed. The Company adopted this consensus in the third quarter of 2000. The Company's web sites were ready for application during the year ended December 31, 2001, and the Company began to amortize these costs using the straight-line method over the estimated useful lives of the web sites, not to exceed 3 years.

     9. TRADE NAMES AND CUSTOMER LIST

         Trade names consist of the "Proset" and "Gran Reserve" trade names and customer list acquired in November 1999, which are being amortized over their expected useful lives not to exceed 5 years. The Company re-evaluates the carrying value of these intangible assets and/or when factors indicating impairment are present, using an undiscounted operating cash flow assumption.

     10. LONG-LIVED ASSETS

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

     11. REVENUE RECOGNITION

         The Company recognizes revenue upon shipment of goods when title and risk of loss passes to the customer. The Company issues credits to the customer for any returned items at the time the returned products are received. Net sales include gross revenue from product sales and related shipping fees, net of discounts and provision for sales returns, third-party reimbursement and other allowances. Cost of sales consists primarily of costs of products sold to customers.

     12. ADVERTISING

         The Company expenses advertising and promotional costs as incurred.

                                     -F14-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE B (continued)

     13. SHIPPING AND HANDLING COSTS

         Pursuant to EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company includes fees billed to a customer relating to shipping and handling costs in net sales. All other shipping and handling expenses incurred by the Company are included in cost of sales.

     14. INCOME TAXES

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred tax assets will not be realized.

     15. STOCK SPLIT

         On April 19, 2001, the Company's Board of Directors authorized a 1-for-5 reverse split of its common stock. Per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reverse split.

     16. BASIC AND DILUTED LOSS PER SHARE

         Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period. The incremental shares from assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would be antidilutive.

     17. STOCK-BASED COMPENSATION PLANS

         Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue

                                     -F15-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE B (continued)

         to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employees or non-employees must pay to acquire the stock. For the Cashless Stock Option Plan, the Company uses variable plan accounting.

     18. SEGMENT INFORMATION

         Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization that is used for making operating decisions and assessing performance as the source of the Company's reportable operating segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

     19. RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules are effective for the Company on January 1, 2002. Management does not believe that the impact of adopting SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

     20. USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from management's estimates.

     21. RECLASSIFICATIONS

         Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

                                     -F16-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, collateral security deposit, marketable securities and accounts receivable and accounts payable approximates fair value due to the short-term maturities of the instruments. The carrying amounts of borrowings under the line of credit agreement and the note payable to stockholder approximate their fair values.

NOTE D - COLLATERAL SECURITY DEPOSIT

         At December 31, 2001, the Company had a security deposit with a major supplier aggregating approximately $658,500, which serves as collateral for credit purchases made by the Company from the supplier.

NOTE E - MARKETABLE SECURITIES

         At December 31, 2001, the aggregate market value of marketable securities was $1,731,407, while the aggregate cost of such securities was $1,729,722. Unrealized holding gains at December 31, 2001 were $1,685 on a net of tax basis. Marketable securities consist of the following at December 31, 2001:

           Available-for-sale securities:
            Corporate equities               $   373,990
            Mutual funds                         393,357
            Government bonds                     964,060
                                             -----------
                                             $ 1,731,407
                                             ===========

         Proceeds from the sale of available-for-sale securities and the resulting net realized gains included in the determination of net loss are as follows:

           Available-for-sale securities:
            Proceeds                         $2,483,556
            Net realized gains               $    7,300

                                     -F17-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE F - PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 2001 consisted of the following:

            Office equipment                                 $ 165,384
            Furniture and fixtures                             231,265
            Leasehold improvements                             407,919
                                                            -----------
                                                               804,568
            Less accumulated depreciation and amortization    (226,719)
                                                            -----------
                                                             $ 577,849
                                                            ===========

         Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was approximately $161,244 and $119,019, respectively.

NOTE G - INVENTORY

         Inventory as of December 31, 2001 consisted of the following:

            Grocery, health and beauty products             $   844,092
            Tobacco finished goods                              496,079
                                                            -----------
                                                            $ 1,340,171
                                                            ===========

NOTE H - OTHER ASSETS

         Other assets consist of the following at December 31, 2001:

             Investment                                       $ 292,463
             Other                                               17,114
                                                            -----------
                                                              $ 309,577
                                                            ===========

         In December 2001, the Company made an investment of approximately 20% in the outstanding common stock of an investee. The Company also purchased 288,000 shares of nonvoting redeemable preferred stock of the investee. The aggregate cost of the investment was $290,880. The Company accounts for this investment under the equity method.

                                     -F18-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE I - LINE OF CREDIT AGREEMENT AND NOTE PAYABLE TO STOCKHOLDER

         On April 17, 2000, the Company entered into a line of credit agreement with a financial institution (the "Lender") which may be terminated by the Lender or by the Company, provided 60 days' written notice is given. Under the terms of the agreement, the Company has the option to borrow against eligible receivables, with the Lender on a full recourse basis. The Company has the ability to obtain advances against eligible receivables up to 90% of the face amount of the eligible receivables. The agreement calls for a 0.25% fee on accounts receivable invoices which are borrowed against and a per annum rate equal to the prime rate plus 2% (6.75% at December 31, 2001) on funds borrowed against the eligible receivables. The Company had $210,996 available for advances under the agreement at December 31, 2001. Obligations due to the Lender under the Agreement are collateralized by a continuing security interest in all of the Company's accounts receivable, notes receivable, chattel paper, documents, instruments, inventory and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds there from of every kind and nature.

         As of December 31, 2001, the Company had outstanding borrowings from a stockholder totaling $555,763. This money was borrowed under an unsecured promissory notes bearing interest at 7.5%. These notes are due on December 31, 2002.

NOTE J - MINORITY INTEREST

         Premium Cigar Wrappers, Inc. ("PCW") was incorporated in October 1997 with 7,750 shares of authorized $.001 par value common stock for the purpose of producing premium cigar wrappers in the Dominican Republic. PCW had 1,000 shares of common stock outstanding, which were issued at par value. The Company owned 66% of the common stock and an outside investor owns the minority interest. In addition, PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock are entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. Included in preferred stock of subsidiary is $104,125 of preferred stock dividends payable at December 31, 2001. The Company's portion of the dividend has been eliminated in consolidation. In the event of dissolution of PCW, the holders of the preferred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares are convertible only at the option of PCW at $120 per share.

                                     -F19-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE J (continued)

         During the year ended December 31, 2000, the Company abandoned the operations of PCW (see Note O).

         In June 1999, the Company formed BeautyBuys.com ("BB") and in November 1999 BB was authorized to issue 50,000,000 shares of $.001 par value common stock, of which 49,100,000 shares are Class A common stock and 900,000 shares are Class B common stock. At December 31, 2001, BB had 9,000,000 shares of Class A common stock and 900,000 shares of Class B common stock outstanding. The Company owns all of the Class A common stock and the Class B common stock was formerly owned by the minority interest. In December 2000, the minority interest was exchanged for Synergy stock. For financial reporting purposes, results of operations and cash flows of BB are included in the Company's consolidated financial statements, and the outside investor's interest in BB was reflected in the minority interest liability until December 2000, when the minority interest was exchanged for Synergy stock. (See Note K).

NOTE K - STOCKHOLDERS' EQUITY

         The Company has 100,000 authorized and outstanding shares of Class A preferred stock with a par value of $.001; 13-to-one voting rights; cumulative dividends at $2.20 per annum per share before common stock; liquidation of $10.50 per share and before common stock and redemption at option of Company at $10.50 per share.

         During the year ended December 31, 2001, the Company repurchased 63,224 shares of treasury stock for an aggregate amount of $83,635.

         At December 31, 2001, Synergy had issued outstanding warrants to Sinclair Broadcast Group ("SBG") to purchase 100,000 shares of common stock at $3.50 per share. The warrants become exercisable when the shares are registered and expire in December 2010. At December 31, 2001, Synergy had issued outstanding restricted cashless warrants to purchase 90,000 shares of common stock ranging from $7.50 to $10 per share. These warrants expire in 2005. At December 31, 2001, the Company had outstanding 25,000 warrants to purchase common stock at $3.00 per share that expire in May 2004. The

                                     -F20-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE K (continued)

         Company has also issued 200,000 cashless warrants to purchase 100,000 shares of common stock at $3.00 and 100,000 shares of common stock at $5.00. These warrants expire in September 2002. The fair value of all warrants issued as payment for services in the 2001, as estimated using the Black-Scholes option-pricing model, of $191,050 was recorded as a charge to operations in the accompanying consolidated statement of operations.

         In September 2001, the Company raised $1,000,000 in a private offering by issuing 800,000 restricted shares of its common stock and warrants to purchase 200,000 shares of common stock at $1.25 per share. The Company incurred $132,000 in offering expenses in conjunction with the private placement. The Company also issued warrants to purchase 300,000 shares of common stock at $1.25 to investment bankers related to the private offering. All of the warrants issued in conjunction with the private offering expire in September 2006.

         In July 2001, the Company issued 200,000 shares of its stock and five year warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in connection with a guarantee of a line of credit by a subsidiary of the Company. (See Note N).

         In April 2001, the Company cancelled 244,889 outstanding cashless warrants in exchange for the forgiveness of $113,129 in shareholder indebtedness to the Company and 100,000 shares of common stock, which were issued in January 2002.

         On January 2, 2001, Synergy issued 100,000 restricted shares of common stock for services and warrants to purchase 40,000 restricted shares of common stock at $12.50 per share. The warrants expire on July 1, 2003. The fair value of the restricted stock and warrants of $320,800 was recorded as a charge to operations in the accompanying consolidated statement of operations.

         In November 1999, Synergy entered into a stock purchase agreement with SBG whereby SBG purchased 440,000 shares of Synergy's restricted $.001 par value common stock for $4,400,000. The purchase price consisted of $1,400,000 cash, a credit for a minimum of $2,000,000 of radio advertising and a credit for a minimum of $1,000,000 of certain in-kind services, as defined.

         In November 1999, BB entered into a stock purchase agreement with SBG, whereby SBG purchased 900,000 shares of $.001 par value Class B common stock in BB for $765,000 cash. The Class B

                                     -F21-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE K (continued)

         common shares constitute 50% of the voting power of the common stock issued and outstanding. At December 31, 1999, Synergy owned 9,000,000 shares of Class A common stock and SBG owned 900,000 shares of Class B common stock of BB.

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

         In December 2000, Synergy, BB and SBG entered into a modification agreement by which SBG transferred to Synergy 900,000 shares of BB's Class B common stock, $7,000,000 of transferable advertising credits, web site developments costs previously provided in exchange for Synergy issuing 100,000 shares of common stock to SBG and options to acquire 100,000 additional shares of Synergy common stock. Simultaneously, Synergy sold the $7,000,000 advertising credits to a third party for $2,660,000 in cash and trade credits. Synergy paid a broker $375,000 in cash and the remaining balance with stock valued at $591,150 on January 2, 2001.

         In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the "Plan"). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. Since the inception of the Plan, Synergy has issued 1,391,800 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance at an amount equal to the service provider's invoice amount. Under the Plan, Synergy granted options to selected employees and professional service providers.

                                     -F22-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE K (continued)

         The following is a summary of such stock option transactions for the years ended December 31, 2001 and 2000 in accordance with the Plan and other restricted stock option agreements:

                                                                    Weighted-
                                                    Number           average
                                                  of shares       exercise price
                                                  -----------     --------------
       Outstanding at January 1, 2000               913,120            $  6.80
           Granted                                  135,000              14.50
           Exercised                               (148,996)              3.90
           Forfeited                                 (4,000)             10.00
                                                  -----------     --------------
       Outstanding at December 31, 2000             895,124               8.48
           Granted
           Exercised
           Cancelled/ Forfeited                    (331,889)              9.25
                                                  -----------     --------------
       Outstanding at December 31, 2001             563,235            $  8.03
                                                  ===========     ==============
       Option price                               $ 2.00 to $17.50
                                                  ----------------
       Available for grant
           December 31, 2001                      6,444,965
                                                  ===========
           December 31, 2000                              -
                                                  ===========

         The  following  table  summarizes   information   concerning  currently
         outstanding and exercisable stock options:



                                     Options outstanding                Options exercisable
                         ---------------------------------------    -------------------------
                                          Weighted
                            Number         Average       Weighted        Number      Weighted
                        Outstanding at    Remaining       Average    exercisable at   average
          Ranges of      December 31,    contractual     Exercise      December 31,  exercise
       exercise prices      2001         life (years)     price          2001          price
       ---------------   -------------   ------------   --------    -------------   ----------
       $ 2.00 - $5.00         206,415            2.25       $3.67         206,415       $ 3.67
         6.25 -  8.90         175,820            2.37        6.81         175,820         6.81
        10.00 - 12.50          54,000            2.13       11.39          54,000        11.39
        15.00 - 17.50         127,000            2.62       15.39         127,000        15.39
                          ------------                              -------------
                              563,235                                     563,235
                          ============                              =============


                                     -F23-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE K (continued)

         The Company applies APB No. 25 in accounting for its stock options. Compensation costs related to options and charged to operations were $0 and $212,650 in 2001 and 2000, respectively. Had compensation costs for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, the Company's net loss and per share would have been increased to the pro forma amounts indicated below:

                                                 2001         2000
                                            ------------  -------------
               Net loss
                   As reported              $(4,300,139)  $(7,766,823)
                                            ============  =============
                   Pro forma                $(4,300,139)  $(7,916,423)
                                            ============  =============
               Net loss per common share
                   As reported              $     (1.03)  $     (2.44)
                                            ============  =============
                   Pro forma                $     (1.03)  $     (2.48)
                                            ============  =============

         The weighted-average fair value at date of grant for options granted during 2000 was $5.06 per option. The weighted-average contractual life of options outstanding at December 31, 2001 was approximately 2.36 years. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                       2000
                                                   ------------
               Dividend yield                            0%
               Expected volatility                      25%
               Risk-free rate of return            6.17 - 6.72%
               Expected life                       1 to 5 years

         The Company has also reserved 100,000 shares for a stock option plan ("Option Plan") for nonemployee, independent directors, which entitles each nonemployee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 94,000 shares available for grant at December 31, 2001 at an option price of $1.25 per share.

                                      -F24

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE L - TRANSACTIONS WITH RELATED PARTIES

         The Company pays consulting fees to two entities, one of which is owned by the Company's Chairman and Chief Executive Officer and the other is owned by the Company's President and Chief Operating Officer. Consulting fees paid during the years ended December 31, 2001 and 2000 aggregated approximately $172,000 and $129,000, respectively.

         In addition, at December 31, 2001, there is an amount receivable from the entity that is owned by the Company's Chairman and Chief Executive Officer aggregating $44,750.

NOTE M - INCOME TAXES

         At December 31, 2001, the Company had a net operating loss carryforward of approximately $25,321,000, which, if not utilized, will begin expiring in 2011. During the last three years, issuances of stock have effected an ownership change under Internal Revenue Code Section 382. The ownership change resulting from these stock issuances will likely limit the Company's ability to utilize any net operating loss carryforwards or credits generated before the change in ownership.

         The components of the deferred tax asset at December 31, 2001 were approximately as follows:

          Net operating loss carryover                 $ 8,694,000
          Deferred compensation                            108,000
          Allowance for doubtful accounts                  187,000
          Inventory                                        131,000
          Capital losses                                    10,000
          Other                                             53,000
          Valuation allowance                           (9,183,000)
                                                      ------------
                                                       $         -
                                                      ============

         Taxes for the years ended December 31, 2001 and 2000 consisted of the following:

                                                 2001            2000
                                               -------         -------
       State and local income tax expense      $21,865         $21,433
                                               =======         =======

                                     -F25-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE M (continued)

         A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 2001 and 2000 are as follows:

                                                              2001      2000

           Federal income tax expense at statutory rate       (34)%     (34)%

           Increase (decrease) resulting from
            Increase in valuation allowance                    34        34
            State and local income taxes, net of Federal
               Benefit                                         .5        .3
                                                              -----     -----
                                                               .5 %      .3%
                                                              =====     =====

NOTE N - COMMITMENTS AND CONTINGENCIES

     1. LEASE COMMITMENTS

         The Company leases office and warehouse space in Wilmerding, Pennsylvania, Syosset, New York, Melville, New York, and Miami, Florida under operating leases expiring in July 2002, May 2003, June 2008 and January 2003, respectively. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 were as follows:

          Year ending December 31,
          ------------------------
                 2002             $197,643
                 2003              142,407
                 2004              107,486
                 2005               96,980
                 2006               96,708
                 Thereafter        153,738
                                  --------
                                  $794,962
                                  ========

         Rent expense under operating leases for the years ended December 31, 2001 and 2000 was approximately $252,000 and $213,000, respectively.

                                     -F26-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE N (continued)

     2. SERVICE AGREEMENT

         BB's inventory is maintained in a public warehouse in South Kearny, New Jersey. The Company is required to make rental payments based on 4% of BB's sales of inventory stored in the warehouse. The agreement expires in October 2018 and may be cancelled by either party with a 90 day written notice under certain circumstances, as defined.

     3. DISTRIBUTION AGREEMENTS

         A wholly-owned subsidiary of the Company, New Era Foods, Inc., maintains a 25-year exclusive worldwide distribution agreement expiring in December 2022, with a Dominican Republic corporation for the sale and distribution of premium handmade cigars manufactured in the Dominican Republic. There is an option to extend the term of the distribution agreement up to an additional 25 years.

     4. LITIGATION

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

     5. GUARANTEE

         In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which is owned by a PCW stockholder. The purpose of the line-of-credit is to provide financing to the cigar manufacturer to which PCW will supply cigar wrappers. In July 2001, the Company issued 200,000 shares of its stock and five year warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share to satisfy the guarantee and receive brand names as part of the agreement. The fair value of the warrants of $186,000 was recorded as a charge to operations in the accompanying consolidated statement of operations.

                                     -F27-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE N (continued)

     6. OTHER LIABILITIES

         Since 1999, the Company has disputed services performed by a vendor and the Company has indicated that its proposed exclusive contract was in violation. The vendor has not sought payment since December 1999. The Company does not believe that it will have to use any current working capital since the vendor services have been disputed.

NOTE O - DISCONTINUED OPERATIONS

         In 2000, the Company abandoned the operations of PCW. Accordingly, PCW is accounted for as a discontinued operation in the accompanying 2000 consolidated financial statements and had no revenues from continued operations in 2000. The liabilities of PCW included in the accompanying consolidated balance sheet as of December 31, 2001 consisted of $209,125 related to the "minority interest." This liability may only be funded by available funds within PCW.

NOTE P - EXTRAORDINARY ITEM

         The Company recorded a $486,788 extraordinary gain as a result of nonperformance by a vendor at June 30, 2001.

NOTE Q - SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 2001, as shown below:

                                      -F28

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE Q (continued)


                                       Salon
                                     products              B2B               B2C              Total
                                     ----------         -----------       ----------        -----------
   Revenue                2001       $2,144,905         $20,036,232       $2,166,791        $24,347,928
                          2000       $2,719,525         $16,495,662       $1,449,831        $20,665,018

   Net                    2001         (847,351)           (864,732)      (2,588,056)        (4,300,139)
       Earnings           2000       (1,445,049)            (10,624)      (6,311,150)        (7,766,823)

   Interest               2001           33,119              65,088           56,538            154,745
       Expense            2000           48,337              17,363          113,264            178,964

   Depreciation and       2001          526,068             272,559          205,926          1,004,553
       amortization       2000          525,784               1,605          135,757            663,146

   Discontinued           2001
     Operations           2000                                              (495,534)          (495,534)

   Extraordinary          2001                                               486,788            486,788
     Items                2000

   Identifiable           2001        2,437,719           2,344,607        3,615,804          8,398,130
       Assets             2000        3,026,477           2,089,808        3,723,930          8,840,215


NOTE R - FOURTH QUARTER ADJUSTMENTS

         During the year ended December 31, 2001, the Company made fourth quarter adjustments to record the estimated fair value of warrants issued during the year of $377,050 and to record an allowance of $500,000 in connection with advertising credits.

         During the year ended December 31, 2000, the Company made fourth quarter adjustments to record advertising and promotional expenses of approximately $500,000 and discontinued operations adjustments of approximately $495,600.

                                     -F29-

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE S - NET LOSS PER SHARE

         The following data shows the amounts used in computing basic and dilutive earnings per share:

                                                          2001          2000
                                                      ------------  ------------
        Net loss applicable to common stock           $(4,300,139)  $(7,766,823)
                                                      ============  ============
        Weighted-average number of shares in basic
            and dilutive EPS                            4,159,443      3,188,771
                                                      ============  ============

                                     -F30-

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

4                Warrants and debentures  defining  rights of security  holders      --
                 (3)

10.3             Synergy Brands Inc. 1994 Services and Consulting  Compensation  EX-3.1
                 Plan, as amended (4)

10.4             Stock Purchase Agreement dated November 23, 1999 by and between     --
                 the Company and Sinclair Broadcast Group Inc. (5)

10.5             Stock  Purchase  Agreement  dated  November  23,  1999  between     --
                 BeautyBuys.com Inc., and Sinclair Broadcast Group Inc. (5)

16.              Letter on changes in certifying accountant (6)                      --

21               Listing of Company Subsidiaries                                  EX-21

99               Listing of Company Intellectual Properties                       EX-99


(1) Only a copy of the amendment to the Certificate of Incorporation filed April 2001 is included in the Exhibits. The amendments to Certificate of Incorporation filed 7/29/96 and filed 6/24/98 and Certificate of Designation regarding Preferred Stock filed 6/24/98, are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The amendment to the Certificate of Incorporation filed July 2000 is incorporated by reference to the exhibits filed to the form 10KSB/A of the Company filed 8/9/01. The original Certificate of Incorporation and other amendments thereto are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994

(3) Copies of outstanding warrants and debentures are incorporated by reference to the exhibits filed to the Form 8-K/A of the Company filed with the Commission (File No. 0-19409) on 2/3/98. Description of rights of Preferred Stock are included in Certificate of Designation regarding Preferred Stock, as amended, and included as exhibit to the Form 10K/A of the Company filed 9/3/98 as well as the amendment to the certificate of incorporation filed in July 2000 and included as an exhibit to the Form 10KSB/A of the Company filed 8/9/01. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to Section 12(b) of the Exchange Act on July 16, 1991, including any amendments or reports filed for the purpose of updating such description. A facsimile of the latest warrants issued in the private placement completed in fiscal tear 2001 is included herewith as an exhibit.

(4) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-92243) filed with the Commission on 12/17/99.

(5) incorporated by reference to exhibits filed to the form 8-k of the company filed with the commission (file no. 0-19409) on 12/7/99.

(6) incorporated by reference to exhibits filed to the Form 8-K of the Company filed with the Commission (File No. 0-19409 on 1/30/02)