Form 10QSB
period 2002-03-31
SYNERGY BRANDS INC
filed 2002-05-15
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended MARCH 31, 2002

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

                                         [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 1, 2002 there were 5,200,484 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                                 MARCH 31, 2002

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                             Page

         Consolidated Balance Sheet  as of March 31, 2002
         (Unaudited)                                                       2-3

         Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001 (Unaudited)                    4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2002 and 2001 (Unaudited)                         5-6

         Notes to Consolidated  Financial Statements                       7-8

         Management's Discussion and Analysis of                          9-12
         Financial Condition and Results of Operations

         Forward Looking Information and Cautionary Statements           13-27

PART II: OTHER INFORMATION

         Item VI: Exhibits and Reports on Form 8-K                          28

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2002

                                   (Uuaudited)


                                                                                March 31, 2002
                                                                               ---------------
                                                                               (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                                                    $  241,121
    Cash Collateral Security Deposit                                                658,542
    Accounts Receivable, less allowance for doubtful accounts of  $108,220        1,171,846
    Inventory                                                                     1,179,181
    Related party note receivable                                                    44,750
    Prepaid assets                                                                  336,887
                                                                               ---------------

          Total Current Assets                                                    3,632,327

Property and Equipment  - Net                                                       551,960

Other Assets                                                                        324,783

Web Site Development Costs,
    net of accumulated amortization of $381,915                                     547,564

Trade Names and Customer List,
    net of accumulated amortization of $1,261,478                                 1,682,810
                                                                               ---------------
Total Assets
                                                                                 $6,739,444
                                                                               ===============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2002

                                   (Unaudited)


                                                                               March 31, 2002
                                                                               ---------------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line-of-Credit                                                               $ 938,460
    Note Payable to Stockholder                                                    555,763
    Accounts Payable and Accrued Expenses                                        1,901,078
    Due to broker                                                                   25,000
                                                                               ---------------
         Total Current Liabilities                                               3,420,301

Notes Payable                                                                      325,000

Other Liabilities                                                                  592,689

Commitments and Contingencies

Minority Interest                                                                  215,250

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share.                               100
Class B preferred stock - $.001 par value; 10,000,000 shares authorized, and
no shares outstanding                                                                    -
Common stock - $.001 par value; 10,000,000 Shares
   authorized 5,050,484 shares outstanding                                           5,050
Additional paid-in capital                                                      34,927,006
Deficit                                                                        (31,716,142)
Stockholders' notes receivable                                                      (2,500)
Stockholder's advertising and in-kind services receivable,
net of reserve of $500,000                                                        (794,990)


Less treasury stock at cost, 52,818 shares                                        (232,320)
                                                                               ---------------

Total stockholders' equity
                                                                                 2,186,204
                                                                               ---------------
Total Liabilities and Stockholders Equity
                                                                               $ 6,739,444
                                                                               ===============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                                               2002                 2001

Net Sales                                                  $ 9,068,292          $ 5,513,411
                                                           -------------        ------------
Cost of Sales
     Cost of product                                         8,636,990            5,012,314
     Shipping and handling costs                               128,038              124,229
                                                           -------------        ------------
                                                             8,765,028            5,136,543
                                                           -------------        ------------

   Gross Profit                                                303,264              376,868

Operating expenses
   Selling General and Administrative Expense                  954,378              689,414
   Depreciation and Amortization                               245,601              234,625
                                                           -------------        ------------
                                                             1,199,979              924,039
                                                           -------------        ------------

Operating loss                                                (896,715)            (547,171)

Other Income (Expense)
  Interest Income                                               18,942               33,130
  Other Expense                                                (58,398)                (684)
  Interest and Financing Expense                               (49,860)             (34,084)
  Dividends on preferred stock of subsidiary                    (6,125)                   -
                                                           -------------        ------------
                                                               (95,441)              (1,638)
                                                           -------------        ------------

     Loss from operations before income taxes                 (992,156)            (548,809)

Income tax expense                                               1,320               17,086

     Loss from operations before extraordinary items          (993,476)            (565,895)

Extraordinary  items, net                                     (113,129)                   -
                                                           -------------        ------------

NET LOSS                                                  $ (1,106,605)          $ (565,895)
                                                           =============        ============
Basic and diluted loss per common share
   Loss from operations
   Extraordinary items                                        $   0.20             $   0.15
                                                                  0.02                    -
Net loss per common share                                  -------------        ------------
                                                              $   0.22             $   0.15
                                                           =============        ============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                                                        2002                 2001
                                                                 ----------------       ----------------

Cash Flows From Operating Activities:
Net loss                                                           $(1,106,605)        $ (565,895)
Adjustments to Reconcile Net loss to net cash
provided by (used in) operating activities
   Extraordinary loss                                                  113,129
   Depreciation and Amortization                                       245,601            234,625
   Provision for doubtful accounts                                      58,000
   Loss on sale of marketable securities                                65,535
   Dividends on preferred stock of subsidiary                            6,125
   Common stock and options issued in conjunction
   with compensation plan                                              143,825
Changes in Operating Assets and Liabilities:
 Net (increase) decrease in:
   Accounts Receivable                                                (688,221)          (120,604)
   Inventory                                                           160,990             81,128
   Prepaid assets, related party note receivable and other assets       34,093             48,365
Net increase (decrease) in:
   Accounts Payable and Accrued Expenses and
   other current liabilities                                        (1,689,109)            69,361
                                                                 ----------------       ----------------

      Net cash used in operating activities                         (2,656,637)          (253,020)

Cash Flows From Investing Activities
Purchase of marketable securities                                     (536,012)
Proceeds from sale of marketable securities                          2,200,199
Purchase of property and equipment                                      (3,379)            (6,551)
Purchase of trade names and customer lists                            (250,000)
                                                                 ----------------       ----------------
       Net cash provided by (used in) investing activities           1,410,808             (6,551)

Cash Flows From Financing Activities
Borrowings under line of credit                                      3,066,451          2,827,534
Repayments of line of credit                                        (2,526,328)        (2,894,701)
Proceeds from the issuance of notes payable                            395,000
Repayments of notes payable                                            (70,000)
Proceeds from the sale of treasury stock                                19,744
Purchase of treasury stock                                              (9,233)
                                                                 ----------------       ----------------
Net cash provided by (used in) financing activities                    875,634            (67,167)
                                                                 ----------------       ----------------

Net decrease in cash and cash equivalents                            (370,195)           (326,738)

Cash and cash equivalents, beginning of year                          611,316           2,234,113
                                                                 ----------------       ----------------
Cash and cash equivalents, end of year                            $   241,121          $1,907,375
                                                                 ================       ================


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                                            2002          2001
                                                          ----------    --------

Supplemental disclosure of cash flow information:

Cash paid for interest                                    $ 31,938      $ 28,713
                                                          ==========    ========
Cash paid for income taxes
                                                           $ 1,320      $ 17,086
                                                          ==========    ========

        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 2002 and 2001

NOTE A - UNAUDITED FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 (and for all periods presented) have been made.

     Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.
     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001 filed by the Company. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.


NOTE B - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

NOTE C - INVENTORY

     Inventory as of March 31, 2002 consisted of the following:

           Grocery, health and beauty products                 $   722,643
           Tobacco finished goods                                  456,538
                                                               -----------
                                                                $1,179,181
                                                               ===========

NOTE D - TRADE NAMES AND CUSTOMER LIST

     In February 2002, the Company purchased certain customer lists, the rights to the use of the trade names Fine Perfume, Corp. and Fineperfume.com and the ownership of the Internet domain, www.fineperfume.com. The cost of the assets of $250,000 has been recorded as trade names and customer list and will be amortized over five years.

NOTE E - NOTES PAYABLE

     During the first quarter of 2002, the Company borrowed $265,000 from a lender pursuant to several cash advances made by the lender. On April 9, 2002, the Company and the lender executed a formal promissory note regarding these advances. The promissory note provides for borrowings of $543,000, bears interest at a rate of 12% per annum and is due of April 9, 2003. As of March 31, 2002, the Company has borrowed $265,000 on this promissory note. As partial security for this note, the Company has pledged as collateral its investment in the common and preferred stock of an investee.

     During the three month period ended March 31, 2002, the Company also entered into a promissory note with another lender that provides for borrowings of $60,000, bears interest at a rate of 9% per annum and is due on December 31, 2004.

NOTE F - STOCKHOLDERS' EQUITY

     During the three months ended March 31, 2002, the Company purchased 9,314 shares of its stock on the open market. These shares were recorded as treasury stock at their aggregate cost of approximately $9,233. The Company sold 20,000 shares of its treasury stock during the three months ended March 31, 2002, for aggregated proceeds of $19,744.

     During the three months ended March 31, 2002, the Company granted 876,500 stock options to employees of the Company. In connection with these grants, the Company recorded a $43,825 charge to operations during the first quarter of 2002.

     On January 2, 2002, the Company issued 100,000 shares of its common stock to the Company's Chairman and Chief Executive Officer and forgave $113,129 in stockholder indebtedness to the Company. The Company recorded a charge to earnings of $100,000 for the issuance of the common stock and recorded an extraordinary loss of $113,129 related to the forgiveness of the indebtedness.

NOTE G - SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of March 31, 2002 and 2001, as shown below:

                               Salon      Grocery and
                              products     HBA (BtoB)         B2C        Total
                          ------------     -----------   ----------  ----------
Revenue            2002    $ 796,134       $7,937,925    $ 334,233   $9,068,292
                   2001    $ 509,566       $4,581,327    $ 422,518   $5,513,411

Net                2002    $(256,756)       $(189,612)   $(660,237) $(1,106,605)
Earnings           2001    $(133,801)       $(196,890)   $(235,204)   $(565,895)

Interest           2002      $17,025          $18,274      $14,561      $49,860
Expense            2001       $9,848          $24,236                   $34,084

Depreciation and   2002     $131,517          $68,140      $45,944     $245,601
amortization       2001     $131,517          $68,373      $34,735     $234,625

Extraordinary      2002                                  $(113,129)   $(113,129)
Items              2001

Identifiable       2002    $2,183,270      $2,578,301   $1,977,873   $6,739,444
Assets             2001    $2,919,031      $2,315,528   $3,321,933   $8,556,492

     Included in net earnings for the B2C segment were general corporate expenses which aggregated $465,910 and $140,094 for the three months ended March 31, 2002 and 2001, respectively.

NOTE H - NET LOSS PER SHARE

     Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period. The incremental shares from assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would be antidliutive.

     The following data shows the amounts used in computing basic and diluted earnings per share:


                                                        2002            2001
                                                      ----------     --------
        Net loss applicable to common stock          $(1,106,605)   $(565,895)

        Weighted-average number of shares in basic
         and diluted EPS                             $ 5,049,373  $ 3,828,595

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW


     Synergy Brands, Inc. (NASDAQ:SYBR) is a holding company, which operates through three unique business segments that all utilize logistics for effective traditional distribution of goods.

     The DealByNet (DBN) sector is the Company's grocery logistics model that relies on a web based procurement model for the purchase of name brands grocery and Health and Beauty Aids (HBA) products and their further resale to traditional customers utilizing the logistics and networking advantages of the Internet. DBN was developed as an end-to-end solution whereby vendors, customers and the necessary transportation components would be linked through a buying exchange. To date, the Company has integrated many of its vendors to its model, but has not fully integrated all customers into its system.

     The Netcigar.com and BeautyBuys.com sectors manage multiple domains that directly market to the ultimate consumer via the Internet. Netcigar focuses on a mix of Brand name premium cigar items and cigar related accessories. BeautyBuys markets Beauty related products on the Internet through multiple domains.

     The Proset sector is an off-line distribution model that was the core of developing the Company's Internet logistics goals. Every distribution operation that was developed by Synergy relied on the traditional distribution expertise of Proset's business. Proset distributes Salon Hair care products to chain drug stores and supermarkets in the Northeastern part of the United States. Proset uses Just in time technology and continuous replenishment programs to stock, track and market defined planograms within the store's beauty aisles. Planograms can range from 4 feet to 16 feet depending on the demographics of the store.

     The technical evolution of Proset enabled the development of the Company's B2C sites. Since Proset was already a pick and pack operation, evolving to online order taking, was a simple process for the Company's B2C sectors. In fact, the direct store delivery system of Proset was more complicated then online order fulfillment. In the case of Proset, the logistics require multiple transportation options. In the case of The B2C sector, the transportation is simple and merely requires a relationship with UPS, the postal service or Federal Express.

     DBN required a more complex network. DBN relies on the electronic integration among vendor, customer, trucker and internal documentation that can be electronically disseminated. By working with the large Grocery Manufacturers and large Grocery distributors, DBN has automated its supply side needs through Internet logistics. However, creating full loop enterprise integration models have not been fulfilled as of this date. Full customer integration has been slow to mature and the Company expects to fully integrate its exchange as the technological capacity of its customer's increases.

     The Company made a 20% investment in Interline Travel and Tours, Inc. (ITT) in the fourth quarter of fiscal year 2001. The Company believes that its capital investment in this unique travel company may provide for future capital appreciation. SYBR does not manage ITT and relies on its management for day to day operations. ITT provides cruises and Hotel packages through a proprietary reservation system, solely for airline employees. ITT is believed to be the largest independent company in this sector of the travel industry.

        Results of Operations for the First Quarter Ended March 31, 2002

     The Company realized revenues of $9.1 million for the first quarter 2002, a 64% increase from the first quarter 2001. DealByNet represented $8 million of the total sales; a 73% increase from the first quarter 2001. Proset revenue increased 56% to $796,134 at March 31, 2002 from $509,566 for the three months ended March 31, 2001. B2C revenues decreased 21% to $334,233 for the three months ended March 31, 2002 from similar period last year. Proset's rapid first quarter growth reduced product availability for BeautyBuys which relies on the same inventory. The Company plans to increase its B2C inventory in the second quarter of 2002, if product is available at appropriate margins. The Company attributes its strong growth in its B2B sectors to increased customer acquisition costs, a streamlined product acquisition system and additional sales staff. Operating expenses increased to $1.2 million at March 31, 2002, predominately due to customer acquisition cost in the Company's B2B subsidiaries. The Company plans to increase its operating expenses commensurate with increased revenues and operating profits.

     Gross profit decreased by 20% to $303,264 in the first quarter of 2002 as compared to the first quarter of 2001. The predominant reason for this decrease is the acquisition of a major HBA customer during the first quarter of 2002. The Company estimates that the cost of the acquisition and slotting for this customer totaled $400,000 in the three-month period ended March 31, 2002. Sales from this customer totaled about $900,000 during the three-month period ended March 31, 2002. Without these additional costs, gross profit levels during the first quarter of 2002 would have been consistent with the first quarter of 2001.

     Selling, general and administrative expenses decreased from 13% to 11% of sales for the three-month period ended March 31, 2002. The Company was able to increase sales without the need for additional labor. However, sales-related expenses remained consistent with the prior periods.

     Non cash and one time charges include depreciation and amortization, bad debt expense, equity-based compensation costs and one time customer acquisition costs, described above, totaling about $1.1 million for the three month period ended March 31, 2002.

     Net loss for the first quarter 2002 increased to $1,106,605 ($0.22 per share) as compared to a net loss of $565,895 ($0.15 per share) for the three months ended March 31, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $212,000 in the first quarter of 2002. In order to fund its operations, the Company relied on its credit availabilities. The Company utilized its revolving line agreement to finance its sales with GE capital as well as borrowed $325,000 to finance its inventory needs. Rates on borrowings varied between 9% to 12%. The Company is developing and acquiring web sites that are consistent with its e-commerce businesses. The Company invested about $250,000 for the purchase of certain customer lists, the right to the use of certain trade names and the ownership of an Internet domain in the first quarter of 2002.

     The Company's guidance and forecasts should not require any major capital transactions, including offerings and/or private placement transactions for the remainder of fiscal 2002 except for merger and/or acquisition transactions. Sales are being financed by GE Capital through a conventional line of credit and the Company maintains a traditional business model that has enabled the Company to grow. Furthermore, all of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged DealByNet to use its platform to reduce product distribution costs through logistics. The Company's working capital metrics are stable and rely on continuous sales flow. As in the past the Company is constantly creating valuation plans for its subsidiaries that may result in capital transactions.

     The Company plans to continue to partner with media and technology companies on a media for equity basis. The Company believes that this strategy allows its operating subsidiaries to brand and expand their respective franchises without causing adverse ramifications on the Company's working capital. In addition the Company plans to leverage its media assets to acquire interests in related companies that would complement its expansion strategy. The Company believes that the full value of its majority and minority owned operations are undervalued relative to its market capitalization and will strive to maximize shareholder value through mergers or acquisition strategies.

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

CRITICAL ACCOUNTING POLICIES.

ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company records a provision for doubtful accounts based on specific identification of its accounts receivable. This involves a degree of judgment based on discussion with the Company's internal sales and marketing groups, customer based and the examination of the financial stability of the Company's customers. There can be no assurance that management's estimates will match actual amounts ultimately written off. During periods of downturn in the market for the Company's products and services or economic recession, a greater degree of risk exists concerning the ultimate collectibility of accounts receivable.

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At March 31,2002 the Company has established a full valuation allowance.

VALUATION OF LONG-LIVED ASSETS.

     The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by the operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on the discounted cash flows expected to be generated by the asset.

RECENT ISSUED ACCOUNTING ANNOUNCEMENTS.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

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

     In addition to the other information in this Form 10-QSB, the following risk factors should be carefully considered in evaluating the Company business because these factors may have a significant impact on its business, operating results and financial condition. As a result of the risk factors discussed below and elsewhere in this Form 10-QSB and the risks discussed in the Company's other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

     1. THE COMPANY HAS INCURRED OPERATING LOSSES.

     While it is the Company's goal to achieve operating cash flow profits during 2002, the Company has experienced losses and negative cash flow in the past. The Company has been able to minimize its losses through barter transactions in the media and technology industries. These transactions have afforded the Company the utilization of technology and media assets that were needed to develop the Company's Internet properties. The Company's operating model relies on these types of transactions for its expansion. Failure to attract barter transactions and/or other similar alliances may cause the Company to incur operating losses beyond its available resources. However, the Company plans to limit its expansion if these resources are not available, rather then incur a risk of expansion without meaningful alliances.

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

     8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the Nasdaq Small Cap system has in the recent past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1bid, except for limited periods of time and such historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past.

     9. RISKS OF BUSINESS DEVELOPMENT.

     Because still the lines of product and product distribution established for the Company are relatively new and different from its historical non-Internet product distribution business, the Company's operations in these areas should continue to be considered subject to all of the risks inherent in a new business enterprise, including the absence of a appreciable operating history and the expense of new product development and uncertainties on demand and logistics of delivery and other satisfaction of customer demands. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits and will likely be a drain on Company capital if revenue and revenue collection does not keep pace with Company expenses. There can be no assurance as to the continued availability of funds from any of these sources.

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

     12. NO DIVIDENDS LIKELY.

     No dividends have been paid on the Company's Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Synergy contemplate or anticipate paying any dividends on its common stock in the foreseeable future.

     13. POTENTIAL LIABILITY FOR CONTENT ON THE COMPANY'S WEB SITE.

     Because the Company posts product information and other content on its Web sites, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that the Company posts. Such claims have been brought, and sometimes successfully pressed, against other Internet content distributors. In addition, the Company could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology or infiltration into the Company's system by unauthorized personnel. The Company is presently involved in one such lawsuit by one of its primary competitors, JR Cigars, which claims are vehemently denied by the Company. Although the Company maintains general liability insurance, its insurance may not cover potential claims of this type or may not be adequate to indemnify for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm the Company's business.

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

     23. THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR ITS SERVICES OFFERING.

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

     - The Company's stock pricing has fluctuated significantly in the past and there is no assurance such trend may not continue in the future. Part II - Other Information

Item 4-Submission of matters to vote of security holders.

1. No matters were submitted to vote of shareholders for the first quarter ended March 31, 2002.

Item 6- Exhibits and Reports on Form 8-K

(a) Exhibits - none

(b) There were no reports filed on 8-k for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Synergy Brands, Inc.

                                                 /s/ Mair Faibish
                                                --------------------
                                                 /s/ Mair Faibish
Date: 5/15/02

-----------------------
By:  Mair Faibish
Chairman of the Board


                                                /s/ Mitchell Gerstein
                                                ---------------------
                                                /s/ Mitchell Gerstein
Date: 5/15/02

-------------------------
By:  Mitchell Gerstein
Chief Financial Officer