Form 10QSB
period 2002-06-30
SYNERGY BRANDS INC
filed 2002-08-14
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended JUNE 30, 2002

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

                                                       [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 1, 2002 there were 5,240,484 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                                  JUNE 30, 2002

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                                                            Page

         Consolidated Balance Sheet  as of June 30, 2002
         (Unaudited)                                                         2-3

         Consolidated Statements of Operations for the six
         months ended June 30, 2002 and 2001 (Unaudited)                       4

         Consolidated Statements of Operations for the three months
         ended June 30, 2002 and 2001 (Unaudited)                              5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001 (Unaudited)                            6-7

         Notes to Consolidated  Financial Statements                        8-10

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11-14

         Forward Looking Information and Cautionary Statements             15-25

PART II: OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote
                  of Security Holders                                         26

         Item 6:  Exhibits and Reports on Form 8-K                         26,28

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002

                                   (Uuaudited)


                                                                                June 30, 2002
                                                                                -------------
                                                                                (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                                                       $ 483,620
    Accounts Receivable, less allowance for doubtful accounts of $108,220           1,599,926
    Inventory                                                                       1,229,144
    Prepaid assets                                                                    364,320
                                                                                -------------

          Total Current Assets                                                      3,677,010

Property and Equipment  - Net                                                         529,857

Other Assets                                                                           58,829

Web Site Development Costs,
    net of accumulated amortization of $459,369                                       470,110

Trade Names and Customer List,
    net of accumulated amortization of $1,408,691                                   1,535,598
                                                                                -------------
Total Assets
                                                                                  $ 6,271,404

                                                                                =============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002

                                   (Unaudited)


                                                                           June 30, 2002
                                                                           -------------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line-of-Credit                                                             $ 900,647
    Note Payable to Stockholder                                                  555,763
    Accounts Payable and Accrued Expenses                                      1,995,289
    Due to broker                                                                      -
                                                                           -------------
         Total Current Liabilities                                             3,451,699

Notes Payable                                                                    180,000

Other Liabilities                                                                887,939

Commitments and Contingencies

Stockholders' Equity:
Class A Preferred  stock - $.001 par value;  100,000  shares  authorized  and
outstanding; liquidation preference of $10.50 per share.                             100
Class B preferred stock - $.001 par value; 10,000,000 shares authorized,  and
no shares outstanding                                                                  -
Common stock - $.001 par value; 10,000,000 Shares
   authorized 5,240,484  shares outstanding                                        5,240
Additional paid-in capital                                                    35,079,715
Deficit                                                                      (32,333,847)
Accumulated other comprehensive income                                                 -
Stockholders' notes receivable                                                    (5,000)
Stockholder's advertising and in-kind services receivable,
net of reserve of $500,000                                                      (794,990)

Less treasury stock at cost, 34,280 shares                                      (199,452)
                                                                            -------------
Total stockholders' equity                                                      1,751,766
                                                                            -------------
Total Liabilities and Stockholders Equity                                     $ 6,271,404
                                                                            =============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                        2002                2001

Net Sales                                               $ 15,745,952        $ 11,554,439
                                                       --------------       ---------------
Cost of Sales
     Cost of product                                      14,824,745          10,497,722
     Shipping and handling costs                             272,793             302,252
                                                       --------------       ---------------
                                                          15,097,538          10,799,974
                                                       --------------       ---------------

   Gross Profit                                              648,414             754,465

Operating expenses
   Selling General and Administrative Expense              1,772,285           1,585,883
   Depreciation and Amortization                             498,432             468,781
                                                       --------------       ---------------
                                                           2,270,717           2,054,664
                                                       --------------       ---------------

Operating loss                                            (1,622,303)         (1,300,199)

Other Income (Expense)
  Interest Income                                             19,261              63,456
  Other Income (Expense)                                     110,407            (282,270)
  Interest and Financing Expense                            (103,242)            (57,584)
                                                       --------------       ---------------
                                                              26,426            (276,398)
                                                       --------------       ---------------

     Loss from operations before income taxes             (1,595,877)         (1,576,597)

Income tax expense                                            15,304              24,108
                                                       --------------       ---------------

     Loss from operations before extraordinary items       (1,611,181)        (1,600,705)

Extraordinary  items, net                                    (113,129)           486,788
                                                       --------------       ---------------

NET LOSS                                                 $ (1,724,310)      $ (1,113,917)
                                                       ==============       ===============

Basic and diluted loss per common share
   Loss from operations
   Extraordinary items                                       $  (0.32)         $   (0.42)
                                                                (0.02)               0.12
Net loss per common share                              --------------       ---------------
                                                             $  (0.34)          $   (0.30)
                                                       ===============      ===============


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                           2002              2001

Net Sales                                                $ 6,677,660       $ 6,041,028
                                                         --------------    ---------------
Cost of Sales
     Cost of product                                       6,187,755         5,485,408
     Shipping and handling costs                             144,755           178,023
                                                         --------------    ---------------
                                                           6,332,510         5,663,431
                                                         --------------    ---------------

   Gross Profit                                              345,150           377,597

Operating expenses
   Selling General and Administrative Expense                817,907           896,469
   Depreciation and Amortization                             252,831           234,156
                                                         --------------    ---------------
                                                           1,070,738         1,130,625
                                                         --------------    ---------------

Operating loss                                              (725,588)         (753,028)

Other Income (Expense)
  Interest Income                                                319            30,326
  Other Income (Expense)                                     174,930          (281,587)
  Interest and Financing Expense                             (53,382)          (23,499)
                                                         --------------    ---------------
                                                             121,867          (274,760)
                                                         --------------    ---------------

     Loss from operations before income taxes               (603,721)       (1,027,788)

Income tax expense                                            13,984             7,022

     Loss from operations before extraordinary items        (617,705)       (1,034,810)

Extraordinary  items, net                                          -           486,788
                                                         --------------    ---------------

NET LOSS                                                  $ (617,705)       $ (548,022)
                                                         ==============     ==============
Basic and diluted loss per common share
   Loss from operations                                     $  (0.12)        $   (0.27)
   Extraordinary items                                                             .13
                                                          -------------     --------------
Net loss per common share                                   $  (0.12)        $   (0.14)
                                                          =============     ==============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                             2002             2001
                                                                        ------------     --------------

Cash Flows From Operating Activities:
Net loss                                                               $ (1,724,310)     $ (1,113,917)
Adjustments to Reconcile Net loss to net cash
   used in operating activities
   Extraordinary loss                                                       113,129
   Depreciation and Amortization                                            498,432           468,782
   Provision for doubtful accounts                                           58,000
   Loss on sale of marketable securities                                     66,684
   Loss on sale of preferred stock of Investee                               57,600
   Gain on dissolution of subsidiary                                       (215,250)
   Dividends on preferred stock of subsidiary                                 6,125
   Common stock and options issued in conjunction
   with compensation plan                                                   157,025
   Common Stock and options issued as compensation for services             149,445
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts Receivable                                                   (1,071,551)         (228,297)
   Inventory                                                                111,027           194,305
   Prepaid  assets,  related  party  note  receivable  and other assets     (15,986)          139,372
Net increase (decrease) in:
   Accounts Payable and Accrued Expenses and
   other current liabilities,                                            (1,324,048)           25,530
                                                                        --------------    ---------------
      Net cash used in operating activities                              (3,133,678)         (514,225)

Cash Flows From Investing Activities
Refund of collateral security deposit                                       658,542
Payment of collateral security deposit                                            -           (207,710)
Purchase of marketable securities                                          (636,012)
Proceeds from sale of marketable securities                               2,299,050
Purchase of property and equipment                                           (9,441)           (60,092)
Proceeds from the sale of preferred stock of investee                       230,400
Purchase of trade names and customer lists                                 (250,000)
                                                                         --------------    ---------------
       Net cash provided by (used in) investing activities                2,292,539           (267,802)

Cash Flows From Financing Activities
Borrowings under line of credit                                           5,340,592          5,542,063
Repayments of line of credit                                             (4,838,282)        (5,564,962)
Proceeds from the issuance of notes payable                                 722,778
Repayments of notes payable                                                (542,778)
Proceeds from the sale of treasury stock                                     67,318
Purchase of treasury stock                                                  (36,185)
                                                                         --------------    ---------------
Net cash provided by (used in) financing activities                          713,443            (22,899)
                                                                         --------------    ---------------

Net decrease in cash and cash equivalents                                   (127,696)          (804,926)

Cash and cash equivalents, beginning of period                               611,316          2,234,113

Cash and cash equivalents, end of period                                     483,620        $ 1,429,187
                                                                          =============     ==============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                   2002    2001
                                                                 ------- -------


Supplemental disclosure of cash flow information:

Cash paid for interest                                           $68,901 $52,213
                                                                 ======= =======
Cash paid for income taxes
                                                                 $15,304 $24,106
                                                                 ======= =======

Supplemental disclosure of non-cash operating, investing and financing activities:

Increase in  shareholders'  notes  receivable from the issuance
of common Stock                                                  $ 5,000
                                                                 =======

        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

NOTE A - UNAUDITED FINANCIAL STATEMENTS

     The consolidated balance sheet as of June 30, 2002, and the consolidated statements of operation for the six months ended June 30, 2002 and 2001, and the consolidated statements of operations for the three months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 (and for all other periods presented) have been made.

     Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001 filed by the Company. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

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

NOTE C - INVENTORY

     Inventory as of June 30, 2002 consisted of the following:


           Grocery, health and beauty products          $   762,999
           Tobacco finished goods                           466,145
                                                        -----------
                                                        $ 1,229,144
                                                        ===========

NOTE D - TRADE NAMES AND CUSTOMER LIST

     In February 2002, the Company purchased certain customer lists, the rights to the use of the trade names Fine Perfume and Fineperfume.com and the ownership of the Internet domain, www.fineperfume.com. The cost of the assets of $250,000 has been recorded as trade names and customer list and will be amortized over five years.

NOTE E - OTHER ASSETS

     During the six-months ended June 30, 2002, the Company sold 288,000 shares of non-voting preferred stock of an investee for aggregate proceeds of $230,400. The Company recorded a loss of $57,600 in conjunction with this sale.

NOTE F - NOTES PAYABLE

     On April 9, 2002, the Company and a lender executed a promissory note which provides for borrowings of $543,000, bears interest at a rate of 12% per annum and is due of April 9, 2003. As of June 30, 2002, the Company has borrowed $120,000 on this promissory note. As partial security for this note, the Company has pledged as collateral its investment in the common and preferred stock of an investee.(see Note E)

     During the six month period ended June 30, 2002, the Company also entered into a promissory note with another lender that provides for borrowings of $60,000, bears interest at a rate of 9% per annum and is due on December 31, 2004.

NOTE G - MINORITY INTEREST

     In May 2002, the shareholders of Premium Cigar Wappers, Inc. ("PCW") authorized a dissolution of PCW. The Company had owned 66% of the common stock of PCW and an outside investor owned the minority interest. PCW also had issued 1,750 shares of its preferred stock at inception to two unrelated individuals. Upon the dissolution of PCW, there were no assets available for distribution. As a result, the Company recorded a gain of $215,250 on the dissolution of PCW, related to cumulative dividends payable of $110,250 and capital contributed by the minority shareholders of $105,000.

NOTE H - STOCKHOLDERS EQUITY

     During the six months ended June 30, 2002, the Company purchased 39,314 shares of its stock on the open market. These shares were recorded as treasury stock at their aggregate cost of approximately $36,185. The Company sold 68,538 shares of its treasury stock during the three months ended June 30, 2002, for aggregate proceeds of $87,868.

     During the six months ended June 30, 2002, the Company granted 876,500 stock options to employees of the Company. In connection with these grants, the Company recorded a $43,825 charge to operations during the six months ended June 30, 2002. On January 2, 2002, the Company issued 100,000 shares of its common stock to the Company's Chairman and Chief Executive Officer and $125,000 in exchange for the retirement of 1,224,445 options. The Company recorded a charge to earnings of $225,000. During the six months ended June 30, 2002, the Company issued 185,000 shares of common stock and 50,000 options as compensation for services under existing agreements.

NOTE I - SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Company's identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:


              Six Months Ended June 30, 2002 and 2001
              ---------------------------------------

                               Salon       Grocery and
                              products      HBA (BtoB)         B2C           Total
                           -----------    ------------    -----------     -----------

Revenue             2002   $ 1,470,983    $13,603,019        $671,950     $15,745,952
                    2001   $ 1,144,739     $9,280,980     $ 1,128,720     $11,554,439

Net                 2002     $(424,740)     $(361,884)      $(937,686)    $(1,724,310)
Earnings            2001     $(279,589)     $(401,265)      $(433,063)    $(1,113,917)

Interest            2002       $26,396        $40,655         $36,191        $103,242

Expense             2001       $18,839        $37,699          $1,046         $57,584


Depreciation and    2002      $263,034       $136,280         $99,118        $498,432
amortization        2001      $263,034       $136,279         $69,468        $468,781

Extraordinary       2002                                     $113,129        $113,129
Items               2001                                    $(486,788)      $(486,788)

Identifiable        2002    $2,005,708     $2,574,955       $1,690,741     $6,271,404
Assets              2001    $2,775,292     $1,966,468       $3,277,669     $8,019,429


     Included in net earnings for the B2C segment were general corporate expenses which aggregated $581,665 and $418,422 for the six months ended June 30, 2002 and 2001, respectively.

              Three Months ended June 30, 2002 and 2001
              -----------------------------------------

Revenue             2002     $ 674,849     $5,665,094         $337,717     $6,677,660
                    2001     $ 635,173     $4,699,653         $706,202     $6,041,028

Net                 2002     $(167,984)     $(172,273)       $(277,448)     $(617,705)
Earnings            2001     $(145,788)     $(204,375)       $(197,859)     $(548,022)

Interest            2002        $9,371        $22,381          $21,630        $53,382
Expense             2001        $8,991        $13,463           $1,045        $23,499

Depreciation and    2002      $131,517        $68,140          $53,174       $252,831
amortization        2001      $131,517        $67,906          $34,733       $234,156


     Included in net earnings for the B2C segment were general corporate expenses which aggregated $115,755 and $278,328 for the three months ended June 30, 2002 and 2001, respectively.

NOTE J - NET LOSS PER SHARE

     Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period. The incremental shares from assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would be antidilutive.

     The following data shows the amounts used in computing basic and diluted earnings per share:
                                                   Six Months ended June 30,

                                                          2002          2001
                                                          ----          ----
         Net loss applicable to common stock         $ (1,724,310)  $(1,113,917)

         Weighted-average number of shares in basic     5,117,998     3,833,081
         and diluted EPS

                                                   Three Months ended June 30,

                                                          2002           2001
                                                          ----          ----
         Net loss applicable to common stock           $ (617,705)   $ (548,022)

         Weighted-average number of shares in basic     5,185,869     3,837,540
         and diluted EPS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands, Inc. (NASDAQ:SYBR) is a holding company, which operates through three unique business segments that all utilize logistics from effective traditional distribution of goods.

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

     The Company purchased a 20% stake in Interline Travel and Tours, Inc. (ITT) in the fourth quarter of fiscal year 2001. The Company believes that its capital investment in this unique travel company may provide for future capital appreciation. SYBR does not manage ITT and relies on its management for day to day operations. ITT provides cruises and Hotel packages through a proprietary reservation system, solely for airline employees. ITT is believed to be the largest independent company in this sector of the travel industry.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

     Revenues increased by 36% to $15.7 million for the six months ended June 30, 2002 as compared to the same prior period. The increase is attributable to increase in two of the Company's three business sectors. Salon product sales increased by 28% to $1.4 million and B2B sales increased by 47% to $13.6 million. The Company's B2C sector decreased by 40% from the same prior period. Strong manufacturer's promotions as well as enhanced market penetration predominately increased B2B sales. Strong cash flow enhanced forward buying for the salon business, thus allowing for increased store inventories and consumption. BeautyBuys revenues decreased for the period, while netcigar maintained its growth. While management is not pleased with the progress of it beauty website, the Company believes that B2C should remain a fundamental portion of the retail business and that this segment should experience a gradual increase in market share. All BeautyBuys related operating costs have been eliminated and the netcigar staff, at no additional incremental cost to the Company is servicing the logistics and distribution needs for BeautyBuys. Netcigar has been growing at a 50% rate and management believes that it can maintain this growth rate.

     Gross profit decreased by 14% to $648,000 as compared to the six month ended June 30, 2001. The decrease is attributable to business development costs of $700,000 incurred in the growth of the Company's B2B business. The Company provided warehousing allowances and reduced its product costs for the period to attract two major wholesalers in its marketplace. Without those additional costs, gross profit would have been consistent with prior levels.

     Selling General and Administrative expenses (SG&A) grew by 11.7% while revenues grew by 36% for the same period. The Company continues to contain its costs commensurate with its revenue growth.

     Loss per share improved by 24% to $(0.32) per share before extra-ordinary items for the six months ended June 30, 2002 as compared to $(0.42) for the six months ended June 30, 2001. Overall loss per share declined by 13% to $(0.34) per share for the six months ended June 30, 2002 as compared to $(0.30) for the six months ended June 30, 2001. In order to improve the profitability of the Company, the Company needs to increase revenues and expand its gross margins. Management believes that its continued business development and market place promotions should allow it to achieve its objectives.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

     Revenues increased by 11% to $6.7 million for the three months ended June 30, 2002 as compared to the same prior period. The increase is attributable to increase in two of the Company's three business sectors. Salon product sales increased by 6% to $675,000 and B2B sales increased by 21% to $5.7 million. The Company's B2C sector decreased by 52% from the same prior period. Strong manufacturer's promotions as well as enhanced market penetration predominately increased B2B sales. Strong cash flow enhanced forward buying for the salon business, thus allowing for increased store inventories and consumption. BeautyBuys revenues decreased for the period, while netcigar increased for the period. While management is not pleased with the progress of it beauty website, the Company believes that B2C will remain a fundamental portion of the retail business and that this segment should experience a gradual increase in market share. All BeautyBuys operating costs have been eliminated and the netcigar staff at no additional incremental cost to the Company is servicing logistics and distribution for BeautyBuys. Netcigar has been growing at a 50% rate and management believes that it can maintain this growth rate.

     Gross profit decreased by 9% to $345,000 from the same prior period. The decrease is attributable to business development costs of $300,000 incurred in the growth of the Company's B2B business. The Company provided warehousing allowances and reduced its product costs for the period to attract two major wholesalers in its marketplace. Without those additional costs, gross profit would have been consistent with prior levels.

     Selling General and Administrative expenses (SG&A) decreased by 9% while revenues grew by 11% from the same prior period. The Company continues to contain its costs commensurate with its revenue growth.

     Loss per share improved by 14% to $(0.12) per share for the three months ended June 30, 2002 as compared to $(0.14) for the three months ended June 30, 2001. The Company's core operations are able to provide sufficient cash flow to allow for the same rate of growth that the Company has achieved over the past 24 months. However, any major capital transaction may require external financing.

                         LIQUIDITY AND CAPITAL RESOURCES

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

     The Company's predominant need for liquidity is its requirement to finance its Receivables and Inventory requirements. As of this report the Company has fully financed its infrastructure needs and does not require any major capital improvements unless a capital transaction is consummated, for at least the next twelve months. In order to finance its requirements the Company relies on Asset based lending, trade financing as well as its cash flow. The Company's major lender is GE capital, which provides receivable financing at prime plus two for its Salon and B2B businesses. In addition, most of the Company's major vendors provide trade credit for purchases ranging from 10 to 30 days. One vendor to the Company represents over 25% of the Company over all accounts payables. Loss of this vendor would have an adverse effect on the Company's operations.

     The Company believes that its operating metrics exceed the traditional benchmarks of a distribution and logistics Company. The Company turns its inventory every 15 days, its receivables average 18 days of collections and its account payables average 22 days. The Company believes that it has sufficient liquidity to maintain these operating metrics.

     Management believes that there are major factors that may further enhance the Company's capital resources and may improve the Company's shareholders equity. To date the Company re-purchased almost $200,000 of its common stock. The Company is the beneficiary of $794,990 in credits from Sinclair Broadcasting for advertising and in-kind services (net of a $500,000 reserve) and $250,000 of advertising credits with the Premiere Radio Group (owned by Clear Channel Communications) Sinclair is the largest owner of television stations in the U.S. The Company also has a note outstanding with Sinclair for $555,763, which can be offset against trade credits with ICON international (owned by Omnicom). The $4 million in ICON trade credits that the Company owns are not reflected in the Company's balance sheet, but may offset the Sinclair note. The Company disputes $1 million in account payables relating to on-line advertising incurred in 1999 and 2000. The Company believes that services to be rendered on an exclusive basis to its B2C businesses were not performed in accordance to the insertion orders. The Company is in the process of contacting these vendors and reconciling these disputes. The Company has fully recorded these liabilities. Based upon these transactions, the Company believes that as it reconciles these accounts, its stockholders' equity may increase by $2.5 million to $4.3 million. There is no assurance that these accounts will be reconciled and there is a risk to the Company that some of these transactions may not be resolved in a manner that would be beneficial to the Company. However, all these transactions have been recorded and cannot adversely affect the Company's liquidity and capital resources.

     The Company believes that it has sufficient liquidity for its operations from its Asset based financing and trade credits as well the Company's cash flow. However, in the event of rapid sales growth (greater then 50%) or a capital transaction, additional financing may be needed.

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

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. AtJune 30,2002 the Company has established a full valuation allowance.

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

     4. POTENTIAL PRODUCT LIABILITY.

     As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for product liability; there can be no assurance, however, that such claims will not arise in the future. Currently, the Company does not carry product liability insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recoverdamages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

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

     8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the NASDAQ Small Cap system has in the recent past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time. NASDAQ has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. NASDAQ has also, effective November 1, 2002, changed its continued listing requirements regarding necessary level of minimum net tangible assets from previous $2,000,000 net tangible assets to $2,500,000 stockholders equity. The bid price for Synergy's Common Stock is presently under $1 and its stockholders equity is below the newly enacted standard of $2,500,000. Synergy has received notice from NASDAQ dated June 14, 2002, that it has until December 11, 2002, to regain compliance regarding the minimum bid price for its stock or NASDAQ shall further consider delisting and Synergy has received another notice from NASDAQ dated July 31, 2002, forewarning of probable delisting if the newly enacted shareholder equity threshold is not evidenced by Synergy's first public filing report due after November 1, 2002, which Synergy anticipates will be its 10K annual report for year 2002. Synergy management is confident that the aforesaid continued listing standards will be achieved prior to the NASDAQ issued deadlines. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or if stockholders equity for the Company does nt increase above $2,500,000 by NASDAQ deadlines submitted the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1bid, except for limited periods of time and such historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past.

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

     16 IF THE  COMPANY  DOES NOT  RESPOND  TO  RAPID  TECHNOLOGY  CHANGES,  ITS
        SERVICES  COULD  BECOME  OBSOLETE  AND ITS  BUSINESS  WOULD BE SERIOUSLY
        HARMED.

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

     19.BECAUSE  THE  COMPANY'S  INDUSTRY  IS  HIGHLY  COMPETITIVE  AND  HAS LOW
        BARRIERS TO ENTRY, THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

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

     23.THE  COMPANY'S  BUSINESS  MAY BE  ADVERSELY  AFFECTED IF IT IS UNABLE TO
        CONTINUE  TO  LICENSE  SOFTWARE  THAT  IS  NECESSARY  FOR  ITS  SERVICES
        OFFERING.

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

     27.THE COMPANY MAY ACQUIRE OTHER  BUSINESSES OR  TECHNOLOGIES,  WHICH COULD
        RESULT IN DILUTION TO ITS STOCKHOLDERS, OR OPERATIONAL OR INTEGRATION DIFFICULTIES WHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

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

At the Company's annual meeting on June 28, 2002 the following matters were submitted.

a) Election of the Company's board of directors, where in the following person's were elected, such persons being all of the same persons acting as directors, except for Randell Perry and Dail Elizabeth Miller, both of whom are board members for the first time.

                                         For                 Withheld
     1.       Henry Platek              4,462,645            24,216
     2.       Mair Faibish              4,462,635            24,226
     3.       Mitchell Gerstein         3,921,905            564,956
     4.       Dominic Marsicovetere     4,462,767            24,094
     5.       Michael Ferrone           4,462,767            24,094
     6.       Dail Elizabeth Miller     4,466,715            20,146
     7.       Randall Perry             4,462,745            24,116

b)       To re-elect current auditors.
         Where Grant Thornton LLP was elected for December 31, 2002.

                                     For               Against           Abstain
                                     4,474,053         11,525            1,243

Item 6- Exhibits and Reports on Form 8-K

(a)     Exhibits

         99. Certification of Mr. Mair Faibish, Chief Executive Officer and Mr. Mitchell Gerstein, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350, are attached hereto as Exhibit 99 which begins on page 28.

(b).       There were no reports filed on 8-K for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Synergy Brands, Inc.
                                               /s/ Mair Faibish
                                               --------------------
Date: 8/14/02

-----------------------
By:  Mair Faibish
Chief Executive Officer

                                               /s/  Mitchell Gerstein
                                               ----------------------
Date: 8/14/02

------------------------
By:  Mitchell Gerstein
Chief Financial Officer