Form 10QSB
period 2002-09-30
SYNERGY BRANDS INC
filed 2002-11-19
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 2002

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

                                                       [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1, 2002 there were 5,397,484 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                             Page

         Consolidated Balance Sheet  as of September  30, 2002
         (Unaudited)                                                      2 - 3

         Consolidated Statements of Operations for the nine
         months ended September 30, 2002 and 2001 (Unaudited)                 4

         Consolidated Statements of Operations for the three months
         ended September 30, 2002 and 2001 (Unaudited)                        5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2002 and 2001 (Unaudited)                    6 - 7

         Notes to Consolidated  Financial Statements                     8 - 11

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  12 - 17

         Forward Looking Information and Cautionary Statements          18 - 30

         Item 3: Controls and Procedures                                     30

PART II: OTHER INFORMATION

         Item 4: Submission of matters to a vote of Security Holders         31

         Item 6: Exhibits and Reports on Form 8-K                            31

         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002

                                   (Uuaudited)


                                                                             September 30, 2002
                                                                             ------------------
                                                                               (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                                                   $  708,357
    Marketable Securities                                                          125,751
    Accounts Receivable, less allowance for doubtful accounts of $108,220          984,494
    Inventory                                                                    1,492,003
    Prepaid assets                                                                 385,187
                                                                             ------------------

          Total Current Assets                                                   3,695,792

Property and Equipment  - Net                                                      499,485

Other Assets                                                                       149,667

Web Site Development Costs,
    net of accumulated amortization of $536,823                                    392,656

Trade Names and Customer List,
    net of accumulated amortization of $1,555,903                                1,388,386
                                                                             ------------------
Total Assets                                                                   $ 6,125,986
                                                                             ==================


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002

                                   (Unaudited)


                                                                                 September 30, 2002
                                                                                 ------------------
                                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line-of-Credit                                                                       $  952,080
    Accounts Payable and Accrued Expenses                                                 2,285,700
                                                                                 ------------------
         Total Current Liabilities                                                        3,237,780

Notes Payable                                                                                60,000

Other Liabilities                                                                           887,939

Stockholders' Equity:
Class A Preferred  stock - $.001 par value;  100,000  shares  authorized  and
outstanding; liquidation preference of $10.50 per share.                                        100
Class B preferred stock - $.001 par value; 10,000,000 shares authorized,  and
no shares outstanding                                                                             -
Common stock - $.001 par value; 49,900,000 Shares
   authorized 5,322,484 shares outstanding                                                    5,322
Additional paid-in capital                                                               35,082,482
Deficit                                                                                 (33,133,083)
Accumulated other comprehensive loss                                                         (4,554)
Stockholders' notes receivable                                                               (5,000)

Less treasury stock at cost, 4,000 shares                                                    (5,000)
                                                                                 ------------------
Total stockholders' equity                                                                1,940,267
                                                                                 ------------------
Total Liabilities and Stockholders Equity                                               $ 6,125,986
                                                                                 ==================


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                 2002                2001

Net Sales                                                    $ 21,295,240       $ 17,095,903
                                                           --------------    ---------------
Cost of Sales
     Cost of product                                           19,776,964         15,523,201
     Shipping and handling costs                                  395,691            458,531
                                                           --------------    ---------------
                                                               20,172,655         15,981,732
                                                           --------------    ---------------

   Gross Profit                                                 1,122,585          1,114,171

Operating expenses
   Selling General and Administrative Expense                   2,790,219          2,523,813
   Depreciation and Amortization                                  753,470            703,171
                                                           --------------    ---------------
                                                                3,543,689          3,226,984
                                                           --------------    ---------------

Operating loss                                                (2,421,104)        (2,112,813)

  Interest Income                                                  21,347             90,370
 Other Income (Expense)                                           142,147          (280,285)
  Interest and Financing Expense                                (130,120)           (83,719)

                                                           --------------    ---------------
Other Income (Expense)                                             33,374          (273,634)
                                                           --------------    ---------------

     Loss from operations before income taxes                 (2,387,730)        (2,386,447)

Income tax expense                                                 22,687             21,956
                                                           --------------    ---------------
     Loss from operations before extraordinary items          (2,410,417)        (2,408,403)

Extraordinary  items, net                                       (113,129)            486,788
                                                           --------------    ---------------

NET LOSS                                                    $ (2,523,546)      $ (1,921,615)
                                                           ==============    ===============
Basic and diluted loss per common share
   Loss from operations
   Extraordinary items                                          $  (0.47)         $   (0.61)
                                                                   (0.02)               0.12
Net loss per common share                                  --------------    ---------------
                                                                $  (0.49)         $   (0.49)
                                                           ==============    ===============


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                      2002              2001

Net Sales                                         $ 5,549,288       $ 5,541,464
                                                 ------------       ------------
Cost of Sales
     Cost of product                                4,952,219         5,025,479
     Shipping and handling costs                      122,898           156,279
                                                 ------------       ------------
                                                    5,075,117         5,181,758
                                                 ------------       ------------

   Gross Profit                                       474,171           359,706

Operating expenses
   Selling General and Administrative Expense       1,017,934           937,930
   Depreciation and Amortization                      255,038           234,390
                                                 ------------       ------------
                                                    1,272,972         1,172,320
                                                 ------------       ------------

Operating loss                                       (798,801)         (812,614)


  Interest Income                                       2,086            26,915
 Other Income (Expense)                                31,740             1,987
  Interest and Financing Expense                      (26,878)          (26,136)
                                                 ------------       ------------
Other Income                                            6,948             2,766
                                                 ------------       ------------

     Loss from operations before income taxes      $ (791,853)       $ (809,848)

Income tax expense                                 $    7,383        $   (2,150)
                                                 ------------       ------------
     Net Loss                                      $ (799,236)       $ (807,698)
                                                 ============       ============

Basic and diluted loss per common share             $  (0.15)         $   (0.19)

                                                 ============       ============

        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                            2002               2001
                                                                        -------------    -------------

Cash Flows From Operating Activities:
Net loss                                                                $ (2,523,546)    $ (1,921,615)
Adjustments to Reconcile Net loss to net cash
   used in operating activities
   Extraordinary loss                                                        113,129
   Depreciation and Amortization                                              753,470         703,171
   Provision for doubtful accounts                                            58,000
   Loss on sale of marketable securities                                      59,368
   Loss on sale of preferred stock of Investee                                57,600
   Loss on extinguishment of debt                                            290,217
   Gain on dissolution of subsidiary                                        (215,250)
   Dividends on preferred stock of subsidiary                                 6,125
   Common stock and options issued in conjunction
   with compensation plan                                                   157,325
   Common Stock and options issued as compensation for services             232,145
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts Receivable                                                     (500,869)          (54,310)
   Inventory                                                               (151,832)          168,038
   Prepaid  assets,  related  party  note  receivable  and other assets     (38,241)          246,747

Net increase (decrease) in:
   Accounts Payable and Accrued Expenses and
   other current liabilities,                                              (993,977)          (58,311)
                                                                        -------------    -------------
      Net cash used in operating activities                              (2,696,336)         (916,280)

Cash Flows From Investing Activities
Refund of collateral security deposit                                       658,542
Payment of collateral security deposit                                            -          (210,049)
Purchase of marketable securities                                          (977,086)
Proceeds from sale of marketable securities                               2,517,135
Purchase of property and equipment                                           (9,441)         (117,192)
Issuance of note receivable                                                 (44,100)
Proceeds from the sale of preferred stock of investee                        230,400
Purchase of trade names and customer lists                                 (250,000)
                                                                        -------------    -------------
       Net cash provided by (used in) investing activities                2,125,450          (327,241)

Cash Flows From Financing Activities
Borrowings under line of credit                                           6,945,022         7,413,062
Repayments of line of credit                                             (6,391,279)       (7,640,146)
Proceeds from the issuance of notes payable                                 722,778
Repayments of notes payable                                                (662,778)
Proceeds from the sale of treasury stock                                    106,497
Purchase of treasury stock                                                  (52,313)
Proceeds from Issuance of common stock                                            -         1,129,350
                                                                        -------------    -------------
Net cash provided by financing activities                                   667,927           902,266
                                                                        -------------    -------------
Net increase (decrease) in cash and cash equivalents                         97,041          (341,255)

Cash and cash equivalents, beginning of period                              611,316         2,234,113
                                                                        -------------    -------------
Cash and cash equivalents, end of period                                 $  708,357       $ 1,892,858
                                                                        =============    =============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                 2002      2001
                                                               --------- -------
Supplemental disclosure of cash flow information:

Cash paid for interest                                         $ 90,985  $78,349
                                                               ========= =======
Cash paid for income taxes
                                                               $ 22,687  $21,958
                                                               ========= =======

Supplemental disclosure of non-cash operating, investing and financing activities:

Increase in shareholders notes receivable from the issuance of
    common stock                                               $ 5,000
                                                               =========

        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2002 and 2001

NOTE A - UNAUDITED FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the nine months ended September 30, 2002 and 2001, the consolidated statements of operations for the three months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.
     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001 filed by the Company. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

NOTE B - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections." ("SFAS No.145"). This statement eliminates the requirement to report gains and losses from extinguishments of debt as extraordinary unless they meet the criteria of APB Opinion No. 30. SFAS No. 145 also requires sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE C - INVENTORY

     Inventory as of September 30, 2002 consisted of the following:

           Grocery, health and beauty products                    $ 1,102,271
           Tobacco finished goods                                     389,732
                                                                  -----------
                                                                  $ 1,492,003
                                                                  ===========

NOTE D - TRADE NAMES AND CUSTOMER LIST

     In February 2002, the Company purchased certain customer lists, the rights to the use of the trade names Fine Perfume and Fineperfume.com and the ownership of the Internet domain, www.fineperfume.com. The cost of the assets of $250,000 has been recorded as trade names and customer list and is being amortized over a five year period.

NOTE E - OTHER ASSETS

     During the nine-months ended September 30, 2002, the Company sold 288,000 shares of non-voting preferred stock of an investee for aggregate proceeds of $230,400. The Company recorded a loss of $57,600 in conjunction with this sale.

     In addition "other assets" includes a note receivable from a customer aggregating approximately $44,000.

NOTE F - LINE-OF-CREDIT AND NOTE PAYABLE

     On April 9, 2002 the Company and a lender executed a promissory note, which provides for borrowing of $543,000, bears interest at the rate of 12% per annum and is due on April 9, 2003. No amounts were outstanding on this loan as of September 30, 2002. As partial security for this note, the Company pledged as colleteral its investment in the common and preferred stock of Investee (See Note E).

     During the nine month period ended September 30, 2002, the Company entered into a promissory note with a lender that provides for borrowings of $60,000, bears interest at a rate of 9% per annum and is due on December 31, 2004.

     On September 9, 2002 the Company entered into a revolving loan and security agreement with the International Investment Group Trade Opportunities Fund NV (IIGTO) for the purpose of financing its Gran Reserve Corporation operations which include Proset Hair Systems and NetCigar.com Inc. The line of credit under the loan allows for borrowing of up to $1.5 million based on eligible accounts receivable and inventory. The term of the agreement is for one year and allows for automatic renewals. Outstanding borrowings are collateralized by a continuing security interest in all of the Company's accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles.

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

NOTE H - STOCKHOLDERS EQUITY

     During the nine months ended September 30, 2002, the Company purchased 59,314 shares of its stock on the open market. These shares were recorded as treasury stock at their aggregate cost of approximately $ 52,313. The Company sold 118,538 shares of its treasury stock during the nine months ended September 30, 2002, for aggregate proceeds of $130,948.

     During the nine months ended September 30, 2002, the Company granted 866,500 stock options to employees of the Company. In connection with these grants, the Company recorded a $57,325 charge to operations during the nine months ended September 30, 2002.

     On January 2, 2002, the Company issued 100,000 shares of its common stock to the Companys Chairman and Chief Executive Officer and $125,000 in exchange for the retirement of 1,224,445 options. The Company recorded a charge to earnings of $225,000.

     During the nine months ended September 30, 2002, the Company issued 272,000 shares of common stock and 60,000 options as compensation for services under existing agreements.

     On September 30, 2002, the Company exchanged in full, its outstanding note payable and accrued interest of $656,773 through a revision agreement with one of its major shareholders, Sinclair Broadcast Group ("Sinclair") for the termination of $794,990 of its outstanding unused advertising credits with Sinclair. In addition, the Company issued 75,000 shares of stock and 125,000 warrants exercisable at $1.25 to Sinclair in conjunction with this transaction. The Company recorded a charge to earnings of $290,218 as the fair market value of the consideration given exceeded the unused advertising credits.

NOTE I - SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. All of the Companys identifiable assets and results of operations are located in the United States. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                  Nine Months Ended September 30, 2002 and 2001

                          Salon        Grocery and
                         products       HBA (BtoB)        B2C         Total

Revenue           2002  $1,969,383     $18,364,964   $   960,893   $21,295,240
                  2001  $1,662,468     $13,717,110   $ 1,716,325   $17,095,903

Net               2002  $ (620,300)    $  (339,360)  $(1,563,886)  $(2,523,546)
Loss              2001  $ (549,625)    $  (633,821)  $  (738,169)  $(1,921,615)

Interest          2002  $   29,908     $    51,164   $    49,048   $   130,120
Expense           2001  $   26,414     $    51,387   $     5,918   $    83,719

Depreciation and  2002  $  394,551     $   204,420   $   154,499   $   753,470
amortization      2001  $  394,551     $   204,419   $   104,201   $   703,171

Extraordinary     2002                               $   113,129   $   113,129
Items             2001                               $  (486,788)  $  (486,788)

Identifiable      2002  $2,099,072     $ 2,192,155   $ 1,834,759   $ 6,125,986
Assets            2001  $2,530,267     $ 1,773,408   $ 3,749,378   $ 8,053,053

     Included in net earnings for the B2C segment were general corporate expenses which aggregated $ 1,063,962 and $648,855 for the nine months ended September 30, 2002 and 2001, respectively.

                 Three Months ended September 30, 2002 and 2001

                           Salon    Grocery and
                          Products   HBA (BtoB)    B2C            Total

Revenue           2002   $ 498,420  $4,761,945  $ 288,923    $5,549,288
                  2001   $ 517,729  $4,436,130  $ 587,605    $5,541,464

Net               2002   $(195,560) $   22,524  $(626,200)   $ (799,236)
Loss              2001   $(270,036) $ (232,556) $(305,106)   $ (807,698)

Interest          2002   $   3,512  $   10,509  $  12,857    $   26,878
Expense           2001   $   7,575  $   13,688  $   4,873    $   26,136

Depreciation and  2002   $ 131,517  $   68,140  $  55,381    $  255,038
amortization      2001   $ 131,517  $   68,140  $  34,733    $  234,390

     Included in net earnings for the B2C segment were general corporate expenses which aggregated $471,214 and $244,944 for the three months ended September 30, 2002 and 2001, respectively.

NOTE J - NET LOSS PER SHARE

     Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period. The incremental shares from assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would be antidilutive.

     The following table shows the amounts used in computing basic and diluted earnings per share:

                                                 Nine Months ended September 30,

                                                           2002         2001

             Net loss applicable to common stock       $(2,523,546) $(1,921,615)

             Weighted-average number of shares in basic  5,175,795    3,938,488
                 and diluted EPS
                                                Three Months ended September 30,

                                                           2002         2001

             Net Loss applicable to common stock       $  (799,236) $  (807,698)

             Weighted-average number of shares in basic  5,289,506    4,145,865
                 and diluted EPS

NOTE K - POSSIBLE LOSS OF NASDAQ CAP LISTING

     NASDAQ has notified the Company that it had questions concerning among other things, the Company's ability to maintain the minimum listing requirements for continued NASDAQ listing. The Company may not be able to satisfy the minimum listing requirements. As a result, the Company's common stock may be remioved from the NASDAQ SmallCap Market and will trade on the OTC Bulletin Board (OTCBB).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands, Inc. (NASDAQ:SYBR) is a holding company, which operates through three unique business segments that all utilize logistics from effective traditional distribution of goods.

     PHS Group and DealByNet (DBN) is PHS's grocery logistics business used for the purchase of name brands grocery and Health and Beauty Aids (HBA) products and their further resale to traditional customers utilizing the logistics and networking advantages of electronic commerce. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. Distribution of such products is directed to major retailers, wholesalers and consumers through B2B and B2C channels. PHS has positioned itself as an outlet for major manufacturers as opposed to a full line wholesaler. As a result, the PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     Gran Reserve Cigars (GRC) and BeautyBuys.com manage multiple domains that directly market to the ultimate consumer via the Internet. GRC focuses on a mix of Brand name premium cigar items and cigar related accessories and markets them through multiple cigar domains including CigarGold.com and NetCigar.com. Beautybuys markets Beauty related products on the Internet through multiple domains.

     Proset is an off-line distribution model that is at the core of developing the Company's Internet logistics goals. Every distribution operation that was developed by Synergy relied on the traditional distribution expertise of Proset's business. Proset distributes Salon Hair care products to chain drug stores and supermarkets in the Northeastern part of the United States. Proset uses just in time technology and continuous replenishment programs to stock, track and market defined planograms within the store's beauty aisles. Planograms can range from 4 feet to 16 feet depending on the demographics of the store.

     The Company made a 20% investment in Interline Travel and Tours, Inc. (ITT) in the fourth quarter of fiscal year 2001. The Company believes that its capital investment in this unique travel Company may provide for the future capital apprecation. Synergy Brands does not manage ITT and relies on its management for day-to-day operations. ITT provides cruise and resort hotel packages through a proprietary reservation system to solely airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues increased by 25% to $21.3 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase is attributable to increases in the Company's Business to Business
(B2B) Grocery logistics business. B2B sales increased by 32% to $20.3 million. The Company's B2C sector decreased by 44% from the same prior period. The Company attributes its growth in its B2B operations to strong customer acquisition, a streamlined product acquisition system, manufacturer and advertising rebates, and additional sales staff. Asset based financing enhanced forward buying for the salon business, thus allowing for increased store inventories and consumption. Although B2C revenues have lagged, the Company believes that B2C should remain a fundamental portion of the retail business and that this segment should experience a gradual increase in market share. All BeautyBuys related operating costs have been eliminated and the netcigar staff, at no additional incremental cost to the Company is servicing the logistics and distribution needs for BeautyBuys.

     Gross profit increased by 1% to $1,122,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This improvement is attributable to stonger promotional rebates. The company has also diversified its sources of supply so that its cost of sales may be more competitive for the consumer products that it sells.

     Selling General and Administrative expenses (SG&A) grew by 10.6% while revenues grew by 25% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The Company continues to contain its costs commensurate with its revenue growth.

     Other Income and Expenses is comprised of interest paid to the Company's Asset based lenders and short term borrowings. For the nine months ended September 30, 2002 net other income increased from a loss of $273,634 to a gain of $33,374. In the same period of 2001 the Company retired its Dominican Cigar operations and took a charge of $280,285.

     The Company did not incur income tax expenses as a result of the net loss incurred during the nine months ended September 30, 2002 and 2001.

     Loss per share improved by 23% to $(0.47) per share before extra-ordinary items for the nine months ended September 30, 2002 as compared to $(0.61) for the nine months ended September 30, 2001. Overall loss per share remained steady at $(0.49) as compared to the nine months ended September 30, 2001. In order to improve the profitability of the Company, the Company needs to increase revenues and expand its gross margins. Management believes that its continued business development and market place promotions should allow it to achieve its objectives. For the nine months ending September 30, 2002, $2.4 million in expenses were non cash and one time charges including the Sinclar revision agreement.

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues increased by .1% to $5.5 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase is attributable to increases in the Company's B2B Grocery logistics business. B2B sales increased by 7% to $5.3 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The Company's B2C sector decreased by 51% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The Company attributes its strong growth in its B2B operations to strong customer acquisition, a streamlined product acquisition system, manufacturer and advertising rebates, and additional sales staff. Asset based financing enhanced forward buying for the salon business, thus allowing for increased store inventories and consumption. Although B2C revenues has lagged, the Company believes that B2C should remain a fundamental portion of the retail business and that this segment should experience a gradual increase in market share. All BeautyBuys related operating costs have been eliminated and the netcigar staff, at no additional incremental cost to the Company is servicing the logistics and distribution needs for BeautyBuys.

     Gross profit increased by 32% to $474,000 for the three months ended September 30, 2002as compared to the three months ended September 30, 2001. This improvement is attributable to significant margin improvement, especially in the Company's B2C and B2B operations due to significantly stonger promotional rebates. The Company has also diversified its sources of supply so that its cost of sales may be more competitive for the consumer products that it sells.

     Selling General and Administrative expenses (SG&A) increased by 9% while revenues grew by .1% for the three months ended September 30, 2002 as compared to the three months ended Septembr 30, 2001. Non-cash charges increased from $332,127 to $663,022 for the period predominantly due to an advertising charge with SInclair Broadcast Group in the amount of $290,180.

     Other Income and Expense is comprised of interest paid to the Company's Asset based lenders and short term borrowings. For the three months ended September 30, 2002 net other Income increase was immaterial.

     The Company did not incur income tax expense as a result of the net loss incurred during the three months ended September 30, 2002 and 2001.

     Loss per share improved by 21% to $(0.15) per share for the three months ended September 30, 2002 as compared to $(0.19) for the three months ended September 30, 2001. In order to improve the profitability of the Company, the Company needs to increase revenues and expand its gross margins. Management beleives that its continued business development and market place promotions should allow it to achieve its objectives. For the three months ending September 30, 2002, $663,022 in expenses were non-cash and one time charges including the Sinclair revision which caused a $290,218 advertising charge in the third quarter of 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's guidance and forecasts should not require any major capital transactions, including offerings and/or private placement transactions for the remainder of the year ended December 31, 2002. Sales are being financed by GE Capital and IIG International Investment Group Trade Opportunities Fund NV (IIGTO)through a conventional line of credit and the Company maintains a traditional business model that has enabled the Company to grow. Furthermore, all of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged PHS to use its platform to reduce product distribution costs through logistics. The Company's working capital metrics are stable and rely on continuous sales flow. As in the past the Company is constantly creating valuation plans for its subsidiaries that may result in capital transactions.

     The Company's predominant need for liquidity is its requirement to finance its Receivables and Inventory requirements. The Company has fully financed its infrastructure needs and does not require any major capital improvements unless a capital transaction is consummated, for at least the next twelve months. In order to finance its requirements the Company relies on Asset based lending, trade financing as well as its cash flow. The Company's major lender is GE Capital, which provides receivable financing and IIGTO which provides receivable and inventory financing to its Salon and Cigar business. In addition, most of the Company's major vendors provide trade credit for purchases ranging from 10 to 30 days. One vendor to the Company represents over 25% of the Company accounts payables. Loss of this vendor would have an adverse effect on the Company's operations.

     The Company entered into a revolving loan and security agreement with the International Investment Group Trade Opportunities Fund NV (IIGTO) for the purpose of financing its Gran Reserve Corporation operations which include Proset Hair Systems and NetCigar.com Inc. The line of credit under the loan allows borrowing up to $1.5 million for accounts receivable and inventory. The term of the agreement is for one year and allows for automatic renewals.
Outstanding borrowings are collateralized by a continuing security interest in all of the Company's accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles.

     The Company turns its inventory every 15 days, its receivables average 18 days of collections and its account payables average 22 days. The Company believes that it has sufficient liquidity to maintain these operating metrics.

     On September 30, 2002, the Company exchanged in full, its outstsnding note payable and accrued interest of $656,773 through a revision agreement with one of its major shareholders, Sinclair Broadcast Group ("Sinclair") for the termination of $794,990 of its outstanding unused advertising credits with Sinclair. In addition, the Company issued 75,000 shares of stock and 125,000 warrants exercisable at $1.25 to Sinclair in conjunction with this transaction. The Company recorded a charge to earnings of $290,218 as the fair market value of the consideration given exceeded the unused advertising credits.

     Net cash used in operating activities decreased from $916,280 to 2.7 million. The drop predominately occurred due to an increase in accounts receivable and a decrease in accounts payable. The Company financed its operating needs from the proceeds of its marketable securities. The Company's cash positon as a result dropped to $708,357 at September 30, 2002 as compared to $1.9 million at September 30, 2001.

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

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of September 30, 2002:


                                                     Payments Due by Period


Contractual Obligations              Less than      1 - 3     4 - 5     After
                                      1 year        years     years    5 years      Total

Line-of-credit                       $952,080            -         -        -    $  952,080

Notes Payable                               -    $  60,000         -        -    $   60,000

Operating Leases                     $ 16,998    $ 416,224  $196,322  $78,021    $  707,565

Total Contractual Cash Obligations   $969,078    $ 476,224  $196,322  $78,021    $1,719,645


CRITICAL ACCOUNTING POLICIES.

     The discussion and analysis of the Company's financial conditions and results of operations are based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on going basis, management evaluates its estimates. Management uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect its more significant judgements and estimates in the preparation of the Company's financial statements.

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

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At September 30,2002, the Company has established a full valuation allowance.

VALUATION OF LONG-LIVED ASSETS.

     The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by the operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.

RECENT ISSUED ACCOUNTING ANNOUNCEMENTS.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, AAccounting for the Impairment or Disposal of Long-Lived Assets.@ SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company=s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, ARescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections.@ ("SFAS No.145"). This statement eliminates the requirement to report gains and losses from extinguishments of debt as extraordinary unless they meet the criteria of APB Opinion No. 30. SFAS No. 145 also requires sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

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

     8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the NASDAQ Small Cap system has in the recent past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time. Nasdaq has adopted, and the Commission has approved, certain changes to its maintenance requirements which became effective as of February 28, 1998, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the Nasdaq Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. NASDAQ has also, effective November 1, 2002, changed its continued listing requirements regarding necessary level of minimum net tangible assets from previous $2,000,000 net tangible assets to $2,500,000 stockholders equity. The bid price for Synergy's Common Stock is presently under $1 and its stockholders equity is currently below the newly enacted standard of $2,500,000. Synergy has received notice from NASDAQ dated June 14, 2002, that it has until December 11, 2002, to regain compliance regarding the minimum bid price for its stock or NASDAQ shall further consider delisting and Synergy has received another notice from NASDAQ dated July 31, 2002, forewarning of probable delisting if the newly enacted shareholder equity threshold is not evidenced by Synergy's first public filing report due after November 1, 2002, which Synergy anticipates will be its 10-QSB for the third quarter ended September 30, 2002. Synergy management is confident that the aforesaid continued listing standards will be achieved but there is currently some doubt whether this will occur before the NASDAQ deadlines. If the bid price for the Company's stock dips below $1.00 per share, and is not brought above such level for a sustained period of time or if stockholders equity does not increase above $2,500,000 by NASDAQ deadlines submitted the Common Stock could be delisted from the Nasdaq Small Cap System and thereafter trading would be reported in the NASD's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the Nasdaq Small Cap System, the Common Stock would become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1bid, except for limited periods of time and such historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past.

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

     16. IF THE COMPANY DOES NOT RESPOND TO RAPID TECHNOLOGY CHANGES, ITS SERVICES COULD BECOME OBSOLETE AND ITS BUSINESS WOULD BE SERIOUSLY HARMED.

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

     17. POTENTIAL FUTURE SALES OF COMPANY STOCK.

     The majority of the shares of common stock of the Company outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933. In general under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without any quantity limitation. The vast majority of holders of the shares of the outstanding common stock of the Company deemed "restricted securities" have already satisfied at least their one year holding period or will do so with the next fiscal year, and such stock is either presently or within the next fiscal year will become eligible for sale in the public market (subject to volume limitations of Rule 144 when applicable). The Company is unable to predict the effect that sales of its common stock under Rule 144, or otherwise, may have on the then prevailing market price of the common stock. However, the Company believes that the sales of such stock under Rule 144 may have a depressive effect upon the market.

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

     25. A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO THE COMPANY'S CUSTOMERS.

     Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, its systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose the Company to litigation and potential liability. In the past, the Company has discovered errors in software used in the Company after its incorporation into Company sites. The Company cannot assure that undetected errors or performance problems in its existing or future services will not be discovered or that known errors considered minor by it will not be considered serious by its customers. The Company has experienced periodic minor system interruptions, which may continue to occur from time to time .

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

Item 3-Controls and Procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures are effective in timely alerting them to material information relating to the Company (including its Consolidated Subsidiaries) required to be included in the Company's periodic reports.

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 4, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

Part II - Other Information

Item 4-Submission of matters to vote of security holders.

     1. No matters were submitted to vote of shareholders for the third quarter ended September 30, 2002.

Item 6- Exhibits and Reports on Form 8-K

     (1) 99.1 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

     (2) There were no reports filed on 8-K for the relevant period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Synergy Brands, Inc.



                                                     /s/ Mair Faibish
Date:  11/19/02                                      --------------------

-----------------------
By:  Mair Faibish
Chief Executive Officer

                                                     /s/ Mitchell Gerstein
Date:  11/19/02                                     ----------------------

------------------------
By:  Mitchell Gerstein
Chief Financial Officer