Form 10KSB
period 2002-12-31
SYNERGY BRANDS INC
filed 2003-03-31
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002.
                         Commission file number 0-19409

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Synergy  Brands  Inc.  revenues  for  its  most  recent  fiscal  year  were
$31,540,675

     On March 31, 2003, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for March 31, 2003) approximately $2,447,500. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 31, 2003 was 1,479,059.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders currently scheduled to be held June 2003 are incorporated by reference in Part III (for other documents incorporated by reference refer to Exhibit Index at page 36)

                                     PART I

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

ITEM 1. DESCRIPTION OF BUSINESS

     A. OVERVIEW

     Synergy Brands, Inc. (SYBR or the Company) is a holding Company, which operates through three unique business segments that all utilize business logistics. The businesses include PHS Group (also known as Dealbynet), Grand Reserve Corporation (GRC), and Proset Hair Systems (Proset).

     PHS Group is a grocery logistics business used for the purchase of brand name grocery and Health and Beauty Aids (HBA) products and resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. Distribution of such products is directed to major retailers and wholesalers from major U.S. consumer product manufactures. PHS has positioned itself a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     GRC manages multiple Internet domains that market directly to the retail consumer via electronic commerce. GRC owns multiple domains including Cigargold.com, Netcigar.com and BeautyBuys.com. GRC focuses on a mix of Brand name premium cigar items and cigar related accessories and markets them through multiple cigar domains including CigarGold.com and NetCigar.com. Beautybuys markets Beauty related products to the customer on the Internet through multiple domains including store.perx.com.

     Proset distributes Salon Hair care products to chain drug stores and supermarkets in the Northeastern part of the United States. Proset uses just in time technology and continuous replenishment programs to stock, track and market defined planograms within the store's beauty aisles. Planograms can range from 4 feet to 16 feet depending on the demographics of the store.

     The Company also owns 20% of the outstanding common stock in Interline Travel and Tours, Inc. (ITT). The Company believes that its capital investment in this unique travel Company may provide for the future capital appreciation. Synergy Brands does not manage ITT and relies on its management for day-to day operations. ITT provides cruise and resort hotel packages through a proprietary reservation system to solely airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry. Information on ITT can be found at www.perx.com, and www.store.perx.com.

     SYBR has also established strategic alliances with media and technology partners in a way that helps minimize cash outlay by offering equity in SYBR for media and technology credits. With such transactions not only does SYBR conserve its cash assets but also it gains the interest of important media partners. As of this date, the Company has advertising and trade credits from the Premier Radio Network and Icon International.

     THE COMPANY'S CORPORATE OFFICE IS LOCATED AT 1175 WALT WHITMAN ROAD MELVILLE NEW YORK 11747, AND ITS TELEPHONE NUMBER IS (631) 424-5500. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYNERGYBRANDS.COM. The Company is a reporting Company as defined in Regulation 12B of the Securities Exchange Act of 1934 and files electronically with the SEC the Company's quarterly 10QSB and year end 10-KSB reports and interim Form 8K reports. The general public may read and copy any materials the Company has filed with the SEC at the SEC Public Reference Room at 450 Fifth Street NW, Washington DC. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which website can be accessed at www.sec.gov.

     B. INTERNET & LOGISTICS

     1. GROCERY AND HEALTH & BEAUTY AID (HBA) LOGISTICS

     PHS Group is the grocery logistics business used for the purchase of name brands grocery and Health and Beauty Aids (HBA) products and their further resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. Distribution of such products is directed to major retailers and wholesalers from major U.S. consumer product manufactures. PHS has positioned itself a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesale has the responsibility of servicing the entire need of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     PHS conducts its business through its sales offices in New York. The Company maintains its information system and warehousing operations in Long Island, NY. PHS services over 300 customers in the northeastern quadrant of the United States. PHS maintains leased trucks in addition to consigning common carriers for overflow sales.

     2. BUSINESS TO CONSUMER OPERATIONS

     GRC manages multiple Internet domains that market directly to the retail consumer via electronic commerce. GRC owns multiple domains including Netcigar.com and BeautyBuys.com. GRC focuses on a mix of Brand name premium cigar items and cigar related accessories and markets them through multiple cigar domains including CigarGold.com and NetCigar.com. Beautybuys markets Beauty related products on the Internet through multiple domains to the retail customer.

     a. BEAUTYBUYS

     In the first quarter of 1999, the Company established through its subsidiary BeautyBuys.Com Inc. an e-commerce website (www.BeautyBuys.com) to offer direct to the consumer via internet sales on a non-exclusive basis a popular selection of nationally branded beauty care products, including salon hair and skin care items, designer fragrances and cosmetics, and consumer health and beauty care products, most being previously sold by the Company as part of its more traditional distribution business. BeautyBuys.com Inc. has further expanded its internet operations into B2B sales of most products offered through its retail internet sales as well as adapting much of the Company's historical wholesale product trade outside the health and beauty care industry to the B2B platform. Advertising on radio, television and on-line channels was an integral part of the overall traffic-building plan for BeautyBuys.com. To further this area of expanded awareness of the BeautyBuys.com presence in the marketplace the Company has established for BeautyBuys.com a strategic alliance with a material advertising source in Sinclair Broadcasting, Group Inc.(Sinclair) (NASDAQ:SBGI).

     BeautyBuys.com's (BB) website design work is proprietary. It was developed to accommodate the specific marketing and record keeping requirements of the Company. State-of-the-art technology is utilized in site design, tracking systems, hosting and affiliated programs. BeautyBuys.com strives through internal development efforts to create and enhance the specialized, proprietary software that is unique to its Business.

     BeautyBuys.com utilizes a computerized web based database management system that collects, integrates and allows analysis of data concerning sales, order processing, shipping, purchasers, receiving, inventories, and financial reporting. At any given time, management can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution.

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

     b.NETCIGAR.COM and CIGARGOLD.COM

     In July 1999, the Company launched through its subsidiary NetCigar.com Inc. a web site (www.netcigar.com) for sale of premium cigar products. Through NetCigar.com Inc. the Company offers information and sales on a variety of cigars and cigar related products and content, including cigar news and events, editorials, and an array of cigars and cigar products of both proprietary labels and other popular brands. The Company also markets humidors, and sells golf oriented gifts and apparatus. The Company has a long term lease in Miami, Florida for storage of its entire inventory in a custom designed humidor warehouse. NetCigar's web site adds convenience to customer and potential customer shopping by being open and available 24 hours a day, seven days a week for access from anywhere that a consumer has internet access. A significant portion of NetCigar's web site design is proprietary and NetCigar has had the site designed and has developed the site to accommodate specific marketing and record keeping requirements to enhance their customer service. In October 2000, NetCigar entered an arrangement through SYBR for media coverage through Premiere Radio Networks Inc. ("Premiere"). Premiere syndicates more than 60 radio programs to more than 7800 radio affiliations and reaches over 180 million listeners weekly. Specifically, Premiere exchanged $1 million of radio media credits for stock in SYBR and cash.

     Netcigar.com, Inc., utilizes a computerized database management system that collects, integrates and allows analysis of data concerning sales, order processing, procurement, shipping, receiving, inventory and financial reporting. At any given time, Company executives can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution. A network system of the Company's office and warehousing facilities allows for online assessment and transactional reporting capabilities. It is the Company's policy that all consumer orders are shipped from the Company's warehouse within 3 days of order placement. Netcigar.com maintains an inventory on approximately 75% of its product mix; the other 25% is purchased on a just-in-time basis. The distribution facility has sufficient space to handle the Company's anticipated growth in this area of product sales. After an order is shipped, customers can view order-tracking information through a customized profile for each customer.

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

     NetCigar competes with many and varied sources for cigar products in a $1 billion market both large and highly fragmented. No single traditional retailer competes against the Company in all of its product lines and there is an array of recently developed e-commerce cigar sites. The largest competitor, JR Cigars has developed an e-commerce web site for its product sales as an adjunct to their traditional brick and mortar retail stores and catalogue sales.

     Traditional pre-internet cigar sales has evolved through the following four categories of retailing, which together remain the main source of cigar marketing:

     1. Mom and Pop brick and mortar tobacco shops that typically average 2500 square feet and generate average annual volume of approximately $250,000 per store.

     2. Chain and franchise brick and mortar tobacco shops that average 12,000 to 15,000 square feet and generate approximately $1,000,000 in annual volume per store.

     3. Catalog and mail order vendors that do monthly mailings to as many as 500,000 customers (in some instances as few as 25,000 customers), which is the portion of the market that should be the easiest to convert to ecommerce purchases, and

     4. Drug stores and mass market retailers representing less than 10% of the market.

     The Company believes that the following are principal competitive advantages present in its operations and product presentation: brand recognition, selection, convenience, price, web site performance and accessibility, customer service, quality of information provided and reliability and speed of order shipment, acute knowledge of cigar brands, quality of products, stable source of supply, editorial contribution regarding cigar news and one on one online customer interaction. Greater than fifty percent of NetCigar customers are repeat customers on a daily basis.

     Many of the Company's and online competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Netcigar.com. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate needs, which the Company and other online sites may not be able to do.

     3. PROSET HAIR SYSTEMS.

     The Company services on a direct store basis through its subsidiary Grand Reserve Corporation (GRC) and affiliated parties several drug store and supermarket chains in the Northeast United States and numerous other retail outlets for the sale of hair and skin care products available to the Company through contacts made in the industry. Similar products are also made available to be sold direct to the consumer via internet sales though BeautyBuys. In this product area, Company affiliated sources stock the designated store shelves on the design of the Plan-O-Gram developed by Company affiliates which service is offered at no additional charge, which aspect of sales helps maintain the client as long as awareness is maintained of and remedies for deficiencies are made in product shelf storage as it occurs. This aspect of the Company's business presently accounts for about 1% of sales. A Plan-O-Gram is a compilation of store shelves that display products within a retailer's store aisles that Proset manages and replenishes on a direct store delivery basis.

     Proset distributes Salon Hair care products to chain drug stores and supermarkets in the Northeastern part of the United States. Proset uses optimized inventory levels for just in time technology and continuous replenishment programs to stock, track and market defined planograms within the store's beauty aisles. Planograms can range from 4 feet to 16 feet depending on the demographics of the store.

     C. COMPETITION

     The Company is smaller in comparison to many of its competitors in the marketing of grocery and health and beauty care products and cigars. Such differences however do not act as a material hindrance to operations. Access to product remains important but the Company is confident of the continued availability of product from manufactures, wholesalers, and distributors with whom the Company has successfully acquainted itself or developed in house. Source of supplies should be stable. Most of the Company's suppliers are regulated under fair trade and pricing regulations. As a result the Company can remain competitive as long as it purchases products at prescribed volume and credit limitation set by the suppliers. During the years ended December 31, 2002 and 2001, the Company purchased over 77% and 85%, respectively, of its products from one supplier. If the Company were unable to maintain this relationship it might have a material impact on future operations. The Company maintained over a ten year relationship with this vendor and believes that the relationship with this vendor is satisfactory.

     D. MAJOR CUSTOMERS.

     During the years ended December 31, 2002 and 2001, sales to one customer accounted for 11% and 22% of the Company's total sales, respectively. This major customer relates to the grocery logistics business.

     E. INFORMATION SYSTEMS

     The various web sites established for sale of the Company's products are of multi-tier construction to allow for ease of administration and record keeping. Behind the screen not visible to the consumer when visiting the Company's various product category websites are internet based marketing and accounting information programs to allow the Company to review interest shown in its websites and account for sales made there from. The Company also maintains its own websites regarding information on the Company as a public entity and its various business interests. Internet sites presently available regarding Company business and product sales are:

                                 BeautyBuys.com
                                  NetCigar.com
                                SynergyBrands.Com
                                  DealbyNet.com
                         Store.Perx.com (managed by GRC)
                            Perx.com (managed by ITT)
                   Visionet2.com (managed by Fleming NYSE:FLM)
                                    SYBR.com
                                  CIGARGOLD.com
                                  Goldcigar.com

     The Company also maintains a UNIX based Virtual Private Network (VPN). The network allows for real time sales and order processing across to Company's regional offers and warehouses. The network has been customized for logistics, warehousing accounting, management information systems, and distribution.

     F. SEASONALITY

     Sales by PHS Group and Proset usually peak at the end of the a calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarterly end and as a result reduced products costs may increase sales. In particular, the second and first quarters are usually better operating quarters. Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar product sales also increase during holiday periods and summer months, as well as around special sporting events.

     G. SHIPPING AND HANDLING

     Products sold on a Business to Business (B2B) basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by common carriers. All B2C orders are consolidated in Company leased fulfillment facilities then packed and shipped to the customer usually within 3 to 7 days mainly by UPS. Approximately 75% of product inventory is in warehouse stock and 25% is purchased by the Company on an as needed "just in time" basis. The Company does not own its trucks and is dependent on common carriers and truck leases. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. Trucking expenses are regulated by the cost of fuel and destination lanes. Increasing fuel prices can cause an increase in shipping rates. The Company attempts to pass along these charges through a fuel surcharge. This charge can not be passed to the customers on all occasions.

     The Company purchases name brand grocery products and HBA products for its business to be sold by PHS to B2B customers bulk. The Company does not foresee difficulty in arranging additional trucking if it increases its business volume. The Company has arranged for warehousing when and where necessary, on a contract basis and has thereby eliminated the existence of and need for centralized warehousing. Proset purchases salon hair products in bulk and redistributes them through a central warehouse to drug stores using UPS on Common Carriers.

     H. TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various copyrights, trademarks, trade names, and domain names in its internet business. The Company has obtained a wholesale drug license through the Drug Enforcement Agency (DEA) The Company has domestic rights to the "Suarez Gran Reserva", "Breton Legend", "Breton Vintage", "Anduleros", "Don Otilio","Alminante" "Nativo" and various other trade names in marketing of premium handmade cigars. GR also owns and utilizes in its cigar distribution business the following trade names: CigarGold, Netcigar, Gold Cigar, Proset, and Cigar Kingdom. Others are owned directly by the Company or where applicable and appropriate by BeautyBuys.com Inc. Since most of the Company's business relies on the distribution of nationally branded products, proprietary trademarks are not material to the Company's business operations.

     I. EMPLOYEES

     The Company and its subsidiaries in the aggregate as of the date of this report employ and contract approximately 30 full time persons all of whom work in executive, administrative sales, marketing, data processing, and accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored. The Company leases and staffs its warehouses in New York (PHS Group), New Jersey, (Proset), and Florida, (Netcigar, CigarGold, and BeautyBuys) from where it facilitates storage, sorting, packing and shipping of products sold on its websites. Otherwise warehousing is contracted on an as needed arrangement staffed through the warehousing entity contracted with except for supervisory personnel hired by the Company. The Company relies on a stable working environment with its contract warehousing and trucking.

     J. GOVERNMENT REGULATION

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

     The U. S. Department of Health and Human Services ( the "HHS") Inspector General issued a report in February 1999, urging the Federal Trade Commission to require cigars to carry warning labels similar to those contained on cigarette packages. This report marked the first time that cigars had specifically been identified for increased regulatory oversight by a federal health agency. In 2002 new federally mandated health warnings went into effect on cigars. The enforcement follows a report by the National Cancer Institute which detailed the health risks of cigar smoking. Cigar companies are now required to display these warnings clearly and permanently on packages, in print ads, on audio and video ads, on point of purchase displays and on the Internet.

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

     2. OTHER GOVERNMENT REGULATION.

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

     The Company maintains satellite offices in New York, Pennsylvania, New Jersey, Ontario, Maine, and Florida.

     Warehousing   facilities   for   BeautyBuys  are  located  in  New  Jersey.
Warehousing facilities for Netcigar are located in Florida. The Company maintains regular warehousing arrangements on a contract basis for PHS throughout the northeastern quadrant of the United States.

ITEM 3: LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings in connection with claims made for goods sold and various other aspects of its business, all of which are considered routine litigation incidental to the business of the Company. The Company is not aware of any other litigation pending which might be considered material and not in the ordinary course of business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002 no matters were submitted for shareholder approval except for the shareholder approval of the 1 for 4 reverse split of the Company's common stock approved by written consent of a majority of the shareholders of the Company on December 10, 2002 followed by distribution of an Information Statement to all other shareholders in form as filed with the Securities and Exchange Commission.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on NASDAQ Small Cap Market under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYB". The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

COMMON STOCK

Quarter Ended               High             Low
-------------             -------         -------
March 31, 2001             10.60            9.40
June 30, 2001               7.80            7.00
September 30, 2001          7.80            4.56
December 31, 2001           5.80            4.20
March 31, 2002              5.60            3.80
June 30, 2002               4.00            3.20
September 30, 2002          3.80            3.00
December 31, 2002           3.80            2.52

     The stock prices listed above have been adjusted to reflect the 1 for 4 reverse split of the Company's stock effectuated in February 2003. On March 31, 2003, the Company had approximately 3000 shareholders of record.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future.

     By letter dated November 20, 2002 the Company was notified that its securities were subject to delisting based upon the Company's failure to meet NASDAQ's minimum shareholders' equity requirements and the Company's failure to meet the minimum $1 bid price. The Company requested an appeal hearing, which stayed the delisting.

     An oral hearing before the NASDAQ Listing Qualifications Panel (the "Panel") was held January 9, 2003, wherein the Company presented a proposed Plan of Compliance. By written decision dated February 7, 2003 the Company was informed by NASDAQ that the Panel was of the opinion that the Company presented a definitive plan that will enable it to evidence compliance with all requirements for continued listing on the NASDAQ Small Cap Market within a reasonable period of time and to sustain compliance with those requirement over the long term.

     Accordingly, the Panel determined to continue the listing of the Company's securities on the NASDAQ Small Cap Market provided certain further deadlines through March 31, 2003 for evidencing compliance on these outstanding issues were met. The Panel reserved the right to modify or terminate this exception upon a review of the Company's reported financial results. In the event the Company failed to comply with any terms of this exception the Company was informed that its securities would be delisted from The NASDAQ Stock Market.

     Subsequently the bid price for the Company's stock has increased to a level above $1.00 bid as a result of a 1 for 4 reversed stock split in February 2003. The Company's stockholders' equity of $2,082,537 as of December 31, 2002 does not meet the minimum NASDAQ listing standard of $2,500,000 although the Company does believe a sufficient increase will be reflected in the Company's first quarter 2003 10QSB filing to have the Company comply with the NASDAQ minimum stockholders equity standard. The Company therefore requested reconsideration from the Panel of their decision regarding the deadlines given for compliance by the Company. By reply letter dated March 10, 2003, the NASDAQ Listing Qualifications acknowledged that the $1.00 bid price pre-condition to continued listing had been satisfied but that the Company's request for extension regarding compliance with the stockholders' equity standard was "premature" and the deadline of March 31, 2003 remains but there is recognition in such NASDAQ reply of the Company's belief that compliance will be indicated in the Company's first quarter 2003 reporting and it is the Company's belief that if necessary the Company will be granted a reasonable extension of the applicable deadline if the Company can exhibit, as they are confident that they can, the likelihood of the first quarter 2003 financial figures for the Company disclosing a then stockholders' equity level above the $2,500,000 threshold required for continued NASDAQ listing.

     Refer to the Company's Consolidated Statement of Changes in Stockholders' Equity in the Company's audited financial statements included in this report for information on issuances of equity securities during fiscal year 2002. These issuances were made either under exemption from registration allowed under
Section 4 (2) or Regulation D of the Securities Act of 1933 as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands, Inc. (SYBR or the Company) is a holding company, which operates through three unique business segments that all utilize business logistics. The businesses include PHS Group (also known as Dealbynet), Grand Reserve Corporation (GRC), and Proset Hair Systems (Proset).

     PHS Group is a grocery logistics business used for the purchase of brand name grocery and Health and Beauty Aids (HBA) products and resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. Distribution of such products is directed to major retailers and wholesalers from major U.S. consumer product manufacturers. PHS has positioned itself a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     GRC manages multiple Internet domains that market directly to the retail consumer via electronic commerce. GRC owns multiple domains including Cigargold.com, Netcigar.com and BeautyBuys.com. GRC focuses on a mix of Brand name premium cigar items and cigar related accessories and markets them through multiple cigar domains including CigarGold.com and NetCigar.com. Beautybuys markets Beauty related products to the customer on the Internet through multiple domains including store.perx.com.

     Proset distributes Salon Hair care products to chain drug stores and supermarkets in the Northeastern part of the United States. Proset uses just in time technology and continuous replenishment programs to stock, track and market defined planograms within the store's beauty aisles. Planograms can range from 4 feet to 16 feet depending on the demographics of the store.

     The Company also owns 20% of the outstanding common stock of Interline Travel and Tours, Inc. (ITT). The Company believes that its capital investment in this unique travel Company may provide for the future capital appreciation. Synergy Brands does not manage ITT and relies on such company's management for day-to day operations. ITT provides cruise and resort hotel packages through a proprietary reservation system to solely airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry. Information on ITT can be found at www.perx.com, and www.store.perx.com.

           RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002
                AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

The Company's revenues were comprised of the following:

                                    Year ended           Year ended
                                    12/31/2002           12/31/2001

PHS Group(BtoB)                    $27,745,818          $20,036,232
Proset (Salon Products)              2,537,216            2,144,905
GRC(BtoC)                            1,257,641            2,166,791
Total revenues                     $31,540,675          $24,347,928

     Revenues increased by 29.5% to $31.5 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase is attributable to increases in the Company's Business-to-Business (BtoB) grocery logistics business (PHS Group). B2B sales increased by 38.5% to $27.7 million representing 88% of total revenues for 2002. The Company attributes its growth in this sector to strong customer acquisition, a streamlined product acquisition system, manufacturer and advertising rebates, and additional sales staff.

     Proset sales increased 18.3% from $2.1 million to $2.5 million from 2001 to 2002. The increase is attributable to two factors. As a result of the Company's new line of credit with the Company's primary lender, International Investment Group, Proset has been able to obtain financing on inventory and sales orders as well as accounts receivable. As a result of the line of credit with IIG, Proset has increased its ability to purchase products in bulk, which has resulted in lower costs of products to the Company; therefore resulting in increased sales growth. Also, Proset has been able to develop a wholesale customer base due to lower product costs. Such wholesale sales yield a lower margin, but higher sales volume.

     BtoC Sales (BeautyBuys and NetCigar) decreased by 41.9% from $2.2 million to $1.3 million. Most of the decline is attributable to Beautybuys. As sales decreased in this sector, the Company consolidated its B2C operation in Florida and eliminated all indirect costs to its BeautyBuys business. As a result of cost containment, the BtoC drop in sales had little overall affect on the Company's operations.

     Gross profit increased by 26.5% to $1.7 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This improvement is attributable to stronger promotional rebates and forward buying opportunities. The Company has also diversified its sources of supply so that its cost of sales may be more competitive for the consumer products that it sells.


                              Gross Profit Analysis

                    Gross Profit  Gross Profit   Gross Profit  Gross Profit   Gross Profit   Gross Profit
                     12/31/2002    12/31/2001     12/31/2002   Contribution    12/31/2001    Contribution

PHS Group (BtoB)        3.9%         2.9%         $1,083,090       63.8%       $576,818        43.0%

Proset Salon
Products               12.4%         8.3%           $315,290       18.6%       $179,755        13.4%

GRC (BtoC)             23.8%        27.0%           $299,917       17.6%       $585,675        43.6%

Total Gross Profit                                $1,698,297                  $1,342,248


     Gross profit includes freight and warehousing expenses. Freight and warehousing expenses totaled $600,994 which represents 1.9% of the Company's sales. While sales increased by 29.5% in FY2002, freight expenses decreased from $657,793 to $600,994 in FY2002. Higher sales and better logistics enabled this improvement. Margin increases for PHS result from higher promotional rebates and lower freight costs as compared to the prior year. Furthermore, the gross profit from PHS would have been enhanced by $706,831 in FY2002. PHS undertook the business development of three key customers. By allowing for enhanced pricing discounts as well as bearing all logistical costs, PHS incurred an additional expense beyond its normal operating costs. The Company's overall gross profit was positively impacted by higher promotional rebates earned from vendors and lower freight costs. Overall margin contribution results from higher promotional rebates and lower freight costs.

     Operating expenses decreased 18% to $4.6 million for the year ended December 31, 2002 from $5.6 million for the year ended December 31, 2001. The decrease of $1 million is primarily the result of a decrease in advertising and promotional expenses during the year ended December 31, 2002. The decrease in advertising expenses is attributable to reduction in the Company's planned expenditures for on-line advertising. A large portion of the Company's operating expenses were stock-based. As the Company developed its technology, most of advertising, merchandising and professional fees were paid for in stock or barter. A total of $303,145 of expenses were paid for in common stock during FY2002. The Company continues to contain its costs commensurate with its revenue growth. General and administrative expenses are centralized by the Company and service all sectors.

     Other income and expenses increased from expense of $26,000 for the year ended December 31, 2001 to income of $398,000 for the year ended December 31, 2002. Included in other income and expenses for the year ended December 31, 2002 are a $593,000 gain on the settlement of a liability due to a vendor; a $215,000 gain on the dissolution of a majority owned subsidiary; a $113,000 loss on the forgiveness of a note receivable from a shareholder; $71,000 in net losses on the sales of marketable securities; a $58,000 loss on the sale of preferred stock of an invested; $27,000 in interest income and $211,000 in interest and financing expenses. Included in other income and expense for the year ended December 31, 2001 are a $487,000 gain on the settlement of a liability due to a vendor; $440,000 of common stock and warrants issued to satisfy a guarantee on a line of credit; $128,000 in interest income and $155,000 in interest and financing expenses.

     The Company realized a net loss of $2.5 million as compared to a $4.3 million loss in 2001, a 42% improvement. As stated in the analysis above, many of the operating expenses that have been incurred related to the prior's year development of the Company's internet sites. In additon depreciation and amortization represented 33% of the over all loss of the Company totaling $839,935. Furthermore, stock based compensation and business development costs totaled approximately $1.6 million for FY2002. The Company does not believe that it will continue to incur these costs in FY2003 and beyond under normal business conditions. The Company adopted FASB 142, which would materially reduce depreciation and amortization in the coming years. There are no plans to incur or invest in untested business development ventures and stock based compensation is also expected to materially be reduced.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company did not require any equity financing in fiscal 2002 as projected in its guidance for Fiscal Year (FY) 2002. The Company entered into a financing agreement with The International Investment Group Trade Opportunities Fund (IIG). IIG finances two of the Company's major subsidiaries, PHS Group and Grand Reserve Corporation (GRC). IIG provides account receivable, inventory and order financing for PHS Group and Grand Reserve Corporation. All of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged PHS to use its platform to reduce product distribution costs through logistics. The Company's believes that its working capital metrics are stable and rely on continuous sales flow. By maintaining a revolving line of credit from IIG that provides the Company with advance rates of 80% against receivables and 50% against inventory and orders, the Company believes that sufficient working capital is available to increase Company sales to about $40 million per year. This prediction is a forward looking statement subject to uncertainties but the Company believes such outcome is attainable

     The Company's predominant need for liquidity is its requirement to finance its Receivables and Inventory requirements. In order to finance its requirements the Company relies on Asset based lending, trade financing as well as its cash flow. The Company's major lender IIG provides receivable and inventory financing to its Grocery, HBA, Salon, and Cigar businesses. In addition, most of the Company's major vendors provide trade credit for purchases ranging from 10 to 30 days. One vendor to the Company represents over 70% of the Company's purchases. Loss of this vendor would have a material adverse effect on the Company's operations.

     The Company entered into a revolving loan and security agreement with the International Investment Group Trade Opportunities Fund NV (IIG) for financing its PHS Group and Gran Reserve Corporation operations. The line of credit under the loan allows borrowing up to $3.5 million for accounts receivable, orders, and inventory. The term of the agreement is for one year and allows for automatic renewals. Outstanding borrowings are collateralized by a continuing security interest in all of the Company's accounts receivable, chattel paper, and inventory, orders in transit equipment, instruments, investment property, documents and general intangibles.

     The Company turns its inventory every 15 days, its receivables average 15 days of collections and its account payables average 23 days. The Company believes that it has sufficient liquidity to maintain these operating metrics and believes that it exceeds industry standards in all 3 working capital areas.

     On September 30, 2002, the Company exchanged in full, its outstanding note payable and accrued interest of $656,773 through a revision agreement with one of its major shareholders, Sinclair Broadcast Group ("Sinclair") for the termination of $794,990 of its outstanding unused advertising credits with Sinclair. In addition, the Company issued 18,750 shares of stock and 31,250 warrants exercisable at $1.25 to Sinclair in conjunction with this transaction. The Company recorded a non-cash charge to earnings of $290,218 as the fair market value of the consideration given exceeded the unused advertising credits.

     The Company submitted its operating projections and Balance Sheet estimates to the NASDAQ qualification panel from December 31, 2002 through September 30, 2003. In its submission, the Company anticipated revenues of $41 million and EBITDA of $320,000 (estimated at $.20 per share) for fiscal 2003. The submission was provided to NASDAQ for informational purposes only. There is no assurance that the forecasts will be met and they are subject to a multitude of business factors that may or may not occur. In addition, the Company provided NASDAQ with quarterly Balance sheets extended to September 30, 2003. The purpose for the submission is to show how the Company anticipates being able to qualify for the NASDAQ Small-cap Stockholders Equity requirement, which has been raised to $2.5 million. The NASDAQ panel has responded to the Company's submission and provided the Company with an extension. Under the panel's response, the minimum bid price of $1 must be achieved by February 18th, 2003 and the minimum stockholders' equity must be in compliance by March 31, 2003. The minimum bid has been achieved as of the date of this report. In accordance to the Company's submission to NASDAQ, an additional $1 million of equity needs to be raised by March 31, 2003 to bring the Company in compliance with the NASDAQ continued listing stockholders equity standard. In January 2003, the Board of Directors of the Company approved a private placement of securities ("2003 Private Placement") in which 100,000 units were offered, with each unit consisting of one share of unregistered Series A Class B Preferred Stock and four shares of unregistered restricted common stock, at a purchase price of $10.00 per unit. In February 2003, the Company sold 60,000 units and received aggregate proceeds of $600,000 as a result of the 2003 Private Placement.

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

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of December 31, 2002.


                                           Payments Due By Period

Contractual Obligations      Less Than    1-3      4-5     After 5
                              1 Year     Years    Years     Years       Total

Line-Of-Credit             $1,754,119                                $1,754,119

Notes Payable                           $60,000                         $60,000

Operating Leases             $189,031  $273,679  $198,052   $52,014    $712,776

Total Contractual
  Cash Obligations         $1,943,150  $333,679  $198,052   $52,014  $2,526,895

CRITICAL ACCOUNTING POLICIES.

     The discussion and analysis of the Company's financial conditions and results of operations are based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on going basis, management evaluates its estimates. Management uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of the Company's financial statements.


ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company's accounts receivable are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2002, the Company has established a full valuation allowance.

VALUATION OF LONG-LIVED ASSETS.

     The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by the operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. The Company conducted a valuation of its intangible assets during the current year and determined that the fair value exceeded the carrying value of its intangible assets Management considered various factors, including appraisals, in determining that a revision to the estimated useful life of the Company's customer lists should be made. Based upon this analysis, it was determined that the estimated useful life should be extended prospectively, by a term of six years than the original useful life of five years. This modification decreased amortization expense by approximately $129,000 during the year ended December 31, 2002.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB")

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other no substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company has elected to early adopt the provisions of SFAS No. 145. In connection with the adoption of SFAS No. 145, a $486,788 gain recognized by the Company as a result of the nonperformance by a vendor that was previously reported as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2001, has been reclassified to other income (expense) as it did not meet the definition for classification as extraordinary. In addition, the Company has reclassified the forgiveness of a shareholder's note receivable of $113,129 to the Company from extraordinary items to other income (expense) during the year ended December 31, 2002 as it did not meet the definition for classification as extraordinary.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 146.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the effects of the recognition provision of FIN No. 45, but does not expect the adoption to have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another Company. Until now, a Company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN No. 46 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

SEASONALITY

     Sales by PHS Group and Proset usually peak at the end of the a calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. . Suppliers tend to promote at quarterly end and as a result reduced products costs may increase sales. In particular, the second and first quarters are usually better operating quarters. Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar product sales also increase during holiday periods and summer months as well as around special sporting events.

INFLATION

     The Company believes that inflation, under certain circumstances, could be beneficial to the Company's major business, PHS Group. When inflationary pressures drive product costs up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures.

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

     1. THE COMPANY HAS INCURRED OPERATING LOSSES.

     The Company has a long history of operating losses. To date, a large portion of the Company's expenses have been financed through capital raising activities. Although the Company has narrowed its losses, it still continues to report operating deficits as opposed to profits. A large portion of the Company's historical losses are a direct result of fees and expenses paid for in stock and/or barter. At this time the Comapny has no plans for material issuances of stock or barter transactions and believes that its operating businesses are sustainable through current operating cash flow. However, due to a pattern of historical losses, there is no assurance that further capital will not be needed for operating purposes.

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

     8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the NASDAQ Small Cap system has in the recent past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified that stockholders' equity has fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has adopted, and the Commission has approved, certain changes to its maintenance requirements including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" supra for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company is confident of achieving a level of Stockholders' equity above $2,500,000 by the end of the first quarter 2003. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

     16. IF THE COMPANY DOES NOT RESPOND TO RAPID TECHNOLOGY CHANGES, ITS SERVICES COULD BECOME OBSOLETE AND ITS BUSINESS WOULD BE SERIOUSLY HARMED.

     As the Internet and online commerce industry evolve, the Company must license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The Company may not be able to successfully implement new technologies or adapt its proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If the Company is unable to do so, it could adversely impact its ability to build on its varied businesses and attract and retain customers.

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

     30. GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE THE COMPANY'S GROWTH OR ADD TO ITS OPERATING COSTS.

     Like many Internet-based businesses, the Company operates in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which the Company does business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limits the risk of copyright infringement liability for service providers such as the Company with respect to infringing activities engaged in by users of the service, such as end-users of the Company's customers' auction sites. The Company has adopted and is further refining its policies and practices to qualify for one or more of these safe harbors, but there can be no assurance that its efforts will be successful since the Digital Millennium Copyright Act has not been fully interpreted by the courts and its interpretation is therefore uncertain.

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

     Title V of the Telecommunications Act of 1996, known as the Communications Decency Act of 1996, prohibits the knowing transmission of any comment, request, suggestion, proposal, image or other communication that is obscene or pornographic to any recipient under the age of 18. The prohibitions scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act of 1996 have been held to be unconstitutional, the Company cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in online commerce to liability, which could limit the growth of online commerce generally.
Legislation like the Communications Decency Act could reduce the growth in Internet usage and decrease its acceptance as a communications and commerce medium.

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

     32. THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. A compromise or breach of the technology used to protect the Company's customers' and their end-users' transaction data could result from, among other things, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments. Any such compromise could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in its operations. The Company may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. The Company currently has practices and procedures in place to protect the confidentiality of its customers' and their end-users' information. However, its security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that it's obligated to keep confidential. The Company may not be successful in adopting more effective systems for maintaining confidential information, and its exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information it possesses. To the extent that the Company activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage its reputation and expose it to a risk of loss or litigation and possible liability. The Company's insurance policies may not be adequate to reimburse it for losses caused by security breaches.

     33. IF THE COMPANY'S FULFILLMENT CENTERS ARE NOT EFFECTIVELY OPERATED THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED.

     If the Company does not successfully operate its fulfillment centers such could significantly limit the Company's ability to meet customer's demands, which would likely result in diminished revenues, adversely affecting the Company's business. Because it is difficult to predict sales increases the Company may not manage its facilities in an optimal way which may result in excess inventory, warehousing, fulfillment and distribution capacity having an adverse impact on working capital of the Company, or the lack of sufficiency in such areas causing delays in fulfillment of customer orders adversely affecting customer confidence and loyalty.

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

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in this Report on the pages indicated:

                                                              Page
                                                              ----

Report of Independent
Certified Public Accountants:                                     F-2

Consolidated Balance Sheet as of December 31, 2002          F-3 - F-4

Consolidated Statements of Operations for the
Years Ended December 31, 2002 and 2001                            F-5

Consolidated Statement of
Changes in Stockholders' Equity for the
Years Ended December 31, 2002 and 2001                      F-6 - F-7

Consolidated Statements of
Cash Flows for the Years Ended December 31, 2002 and 2001   F-8 - F-9

Notes to Consolidated Financial Statements                  F-10-F-37


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

                                    PART III

     The information required by items 9-12 are omitted pursuant to general instruction G(3) to Form 10K. The Company has included this information in its proxy statement to be mailed and filed with the Commission on or before April 30, 2003. The annual meeting is scheduled to be in June 2003. Such Proxy Statement expected to be filed with the Commission by April 30, 2003 is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

1. (a) Exhibits:

   See Index to Exhibits

2. Reports on Form 8-K

     A Form 8-K report was filed November 25, 2002 wherein the Company disclosed its having received a NASDAQ delisting notice and the Company's intention to appeal with a subsequent 8K/A amendment thereto being filed January 8, 2003 which further elucidated on the Company's efforts to address the NASDAQ listing issue and including therewith a pro-forma balance sheet with pertinent information included therein addressing relevant NASDAQ concerns. Such was the only 8K report filed during the fourth quarter of 2002.

3. Financial Statement Schedules
             None

ITEM 14.  CONTROLS AND PROCEDURES

     As certified herein by the Company's Chief Executive Officer and Chief Financial Officer, they have within 90 days of the date of this report evaluated the disclosure controls and procedures of the Company and believe same to be adequate to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company sufficient to allow evaluation by the Company of accuracy in their recording, processing, summarizing and reporting financial and other Company information and data, and there do not appear to be any deficiencies in the design or operation of such internal controls which would adversely and materially affect the Company's ability to discover, evaluate and report such information.

     The Company is evaluating and is hopeful at completing the adoption of a revised Audit Committee Charter providing expanded authority of such committee and the independent nature and identify of its director participants as required by the recent enactment of the Sarbanes-Oxley Act at 2002. The Company believes that at least one director participant therein will be qualified as an "audit committee financial expert" as defined in such Act.

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

Dated: March 31, 2003

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

Signed: March 31, 2003

                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein, Director
                                      Chief Financial Officer
Signed: March 31, 2003

                                 Certifications

I, Mair Faibish, certify that:

1. I have reviewed this annual report on Form 10-KSB of Synergy Brands, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Mair Faibish
----------------
Mair Faibish
Chief Executive Officer

I, Mitchell Gerstein, certify that:

1. I have reviewed this annual report on Form 10-KSB of Synergy Brands, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    Synergy Brands, Inc.

We have audited the accompanying consolidated balance sheet of Synergy Brands, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy Brands, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP


New York, New York
February 14, 2003

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002

                                     ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                     $   174,724
    Marketable securities                                                               2,395
    Accounts receivable, less allowance for doubtful accounts of $162,571           1,870,098
    Inventory                                                                       1,074,908
    Related party note receivable                                                      44,750
    Prepaid assets                                                                    331,049
                                                                                  -----------

              Total current assets                                                  3,497,924

PROPERTY AND EQUIPMENT, NET                                                           473,855

OTHER ASSETS                                                                          118,381

NOTES RECEIVABLE                                                                      110,400

WEB SITE DEVELOPMENT COSTS, net of accumulated
    amortization of $614,277                                                          315,202

INTANGIBLE ASSETS, net of accumulated amortization of $1,588,382                    1,355,907
                                                                                  -----------
                                                                                   $5,871,669
                                                                                  ===========


         The accompanying notes are an integral part of this statement.

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
    Line of credit                                                               $   1,754,119
    Accounts payable                                                                 1,561,024
    Related party note payable                                                          65,035
    Accrued expenses                                                                    66,204
                                                                                  ------------
                    Total current liabilities                                        3,446,382

NOTES PAYABLE                                                                           60,000

OTHER LIABILITIES                                                                      282,750

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Class A preferred stock - $.001 par value; 100,000 shares authorized
        and outstanding; liquidation preference of $10.50 per share                        100
    Class B preferred stock - $.001 par value; 10,000,000 shares authorized,
        and no shares outstanding                                                            -
    Common stock - $.001 par value; 49,900,000 shares authorized;
        1,368,121 shares issued                                                          1,368
    Additional paid-in capital                                                      35,210,686
    Deficit                                                                        (33,096,104)
    Accumulated other comprehensive income (loss)                                          (74)
    Stockholders' notes receivable                                                      (5,000)
                                                                                  ------------
                                                                                     2,110,976

Less treasury stock, at cost, 7,500 shares                                             (28,439)
                                                                                  -------------
                                                                                     2,082,537
                                                                                  ------------
                                                                                 $   5,871,669
                                                                                  ============


         The accompanying notes are an integral part of this statement.

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                                         2002                     2001
                                                                      -----------             -----------

Net sales                                                             $31,540,675             $24,347,928
                                                                      -----------             -----------
Cost of sales
    Cost of product                                                    29,241,384              22,347,887
    Shipping and handling costs                                           600,994                 657,793
                                                                      -----------             -----------
                                                                       29,842,378              23,005,680
                                                                      -----------             -----------
              Gross profit                                              1,698,297               1,342,248
Operating expenses
    Advertising and promotional                                           469,965               1,501,267
    General and administrative                                          3,196,270               3,089,033
    Depreciation and amortization                                         893,935               1,004,553
                                                                      -----------             -----------
                                                                        4,560,170               5,594,853
                                                                      -----------             -----------
              Operating loss                                           (2,861,873)             (4,252,605)
Other income (expense)
    Interest income                                                        26,695                 128,189
    Other income (expenses)                                               514,860                  23,804
    Equity in earnings of investee                                         67,717                   1,583
    Interest and financing expenses                                      (211,279)               (154,745)
    Dividends on preferred stock of subsidiary                            -                       (24,500)
                                                                      -----------             -----------
                                                                          397,993                 (25,669)
                                                                      -----------             -----------
              Loss before income taxes                                 (2,463,880)             (4,278,274)
Income tax expense                                                         22,687                  21,865
                                                                      -----------             -----------
              NET LOSS                                              $  (2,486,567)           $ (4,300,139)
                                                                      ===========             ===========
Basic and diluted net loss per common share:                               $(1.91)               $  (4.15)
                                                                      ===========             ===========
Weighted-average shares used in the computation of loss per
    common share:
       Basic and diluted                                                1,302,042               1,035,795
                                                                      ===========             ===========


        The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001


                                                                                                                       Accumulated
                                                     Class A                                Additional                    other
                                                 preferred stock          Common stock       paid-in                  comprehensive
                                               Shares       Amount      Shares    Amount     capital     Deficit     income (loss)
                                              --------------------     -----------------   -----------  -----------  --------------
Balance at January 1, 2001                    100,000        $100      881,371     $882    $32,278,353  $(26,309,398)

Issuance of common stock
   pursuant to a private offering                                      200,000      200        999,800
Costs incurred in conjunction with
   private offering of common
   stock                                                                                     (132,200)
Common stock issued in
    connection with compensation
    plan                                                                81,250       81        893,369
Issuance of common stock and
   warrants to guarantee a line of
   credit                                                               50,000       50        439,950
Issuance of warrants as payment
   for services                                                                                191,050
Exercise of warrants                                                    25,000       25        124,975
Purchase of treasury stock
Advertising credits utilized
Provision for advertising receivable
Change in unrealized gain on
    marketable securities                                                                                                    1,685

Net loss                                                                                                  (4,300,139)

Comprehensive loss
                                              -------        -----     ---------  -----    -----------    ------------      -------
Balance at December 31, 2001
    (carried forward)                         100,000         100      1,237,621  1,238     34,795,297    (30,609,537)       1,685


                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2002 and 2001


                                                                                  Stockholders'
                                                                                   advertising
                                                                                     and
                                                                Stockholders'       in-kind       Total
                                                 Treasury           notes           services    stockholders       Comprehensive
                                                  stock          receivable        receivable      equity              loss
                                               -----------       -----------      ------------  ------------       -------------

Balance at January 1, 2001                     $(167,500)        $(115,629)       $(1,407,435)  $4,279,373

Issuance of common stock
   pursuant to a private offering                                                                1,000,000
Costs incurred in conjunction with
   private offering of common stock                                                              (132,200)
Common stock issued in
    connection with compensation
    plan                                                                                           893,450
Issuance of common stock and
   warrants to guarantee a line of
   credit                                                                                          440,000
Issuance of warrants as payment
   for services                                                                                    191,050
Exercise of warrants                                                                               125,000
Purchase of treasury stock                       (83,635)                                         (83,635)
Advertising credits utilized                                                          112,445      112,445
Provision for advertising receivable                                                  500,000      500,000
Change in unrealized gain on
    marketable securities                                                                            1,685            $    1,685
Net loss                                                                                        (4,300,139)           (4,300,139)
                                                 --------       -----------        ----------   -----------         -------------
Comprehensive loss                                                                                                   $(4,298,454)
                                                                                                                    =============

Balance at December 31, 2001
    (carried forward)                           (251,135)       (115,629)            (794,990)   3,027,029


                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2002 and 2001


                                                                                                                       Accumulated
                                                Class A                                    Additional                     other
                                            preferred stock          Common stock           paid-in                   comprehensive
                                           Shares      Amount      Shares      Amount       capital       Deficit     income (loss)
                                           -------    -------     ---------    -------    ------------ ------------   -------------
Balance at December 31, 2001               100,000      $100      1,237,621     $1,238    $34,795,297  $(30,609,537)      $ 1,685
    (brought forward)

Common stock  and options issued
   in connection with compensation
   Plan                                                              85,500         85       301,360
Intrinsic value of stock options
   issued in connection with
   compensation plan                                                                          49,825
Issuance of restricted stock                                          1,250          1         4,199
Purchase of treasury stock
Sale of treasury stock                                                                       (24,451)
Retirement of treasury stock                                                                (167,500)
Extinguishment of notes receivable                                   25,000         25        99,975
Extinguishment of advertising and
   in-kind services receivable from
   stockholder                                                       18,750         19       151,981
Change in unrealized gain on
    marketable securities                                                                                                  (1,583)
Cumulative translation adjustments                                                                                           (176)
Net loss                                                                                                 (2,486,567)

                                           -------      ----      ---------    -------    -----------  -------------        -------
Comprehensive loss

Balance at December 31, 2002               100,000      $100      1,368,121     $1,368    $35,210,686   $(33,096,104)       $ (74)
                                           =======      ====      =========     ======    ===========   =============      =======


                   Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2002 and 2001




                                                                                    Stockholders'
                                                                                    advertising
                                                                                        and
                                                                    Stockholders'    in-kind          Total
                                                    Treasury          notes           services      stockholders    Comprehensive
                                                     stock          receivable       receivable       equity             loss
                                                    ----------      ------------     ----------      ----------      ------------
Balance at December 31, 2001                        $(251,135)      $(115,629)     $(794,990)       $3,027,029
    (brought forward)

Common stock  and options issued
   in connection with compensation
   Plan                                                               (2,500)                          298,945
Intrinsic value of stock options
   issued in connection with
   compensation plan                                                                                    49,825
Issuance of restricted stock                                                                             4,200
Purchase of treasury stock                            (75,752)                                         (75,752)
Sale of treasury stock                                130,948                                          106,497
Retirement of treasury stock                          167,500                                                -
Extinguishment of notes receivable                                   113,129                           213,129
Extinguishment of advertising and
   in-kind services receivable from
   stockholder                                                                       794,990           946,990
Change in unrealized gain on
    marketable securities                                                                               (1,583)      $    (1,583)
Cumulative translation adjustments                                                                        (176)             (176)
Net loss                                                                                            (2,486,567)

                                                    ---------      -----------      --------     -------------       ------------
Comprehensive loss                                                                                                   $(2,488,326)
                                                                                                                     ============

Balance at December 31, 2002                        $(28,439)       $ (5,000)         $              2,082,537
                                                    =========      ==========       =========      ===========



         The accompanying notes are an integral part of this statement.

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                                        2002               2001
                                                                                  -------------      --------------
Cash flows from operating activities
    Net loss                                                                      $ (2,486,567)      $  (4,300,139)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities
         Depreciation and amortization                                                 893,935           1,004,553
         Provision for doubtful accounts                                               112,351              25,000
         Provision for advertising receivable                                                -             500,000
         Utilization of advertising credits                                                  -             112,445
         Loss (gain) on sale of marketable securities                                   71,237              (7,300)
         Loss on sale of preferred stock of investee                                    57,600                   -
         Equity in earnings of investee                                                (67,717)              1,583
         Loss on forgiveness of stockholder's note receivable                          213,129                   -
         Loss on forgiveness of advertising receivable from a stockholder              290,217                   -
         Gain on dissolution of subsidiary                                            (215,250)                  -
         Gain on settlement of liabilities due to vendors                             (592,689)           (486,788)
         Dividends on preferred stock of subsidiary                                      6,125              24,500
         Intrinsic value of stock options granted to employees                          49,825                   -
         Operating expenses paid with common stock and warrants                        303,145             493,350
         Common stock and warrants issued to guarantee line of credit                        -             440,000
         Changes in operating assets and liabilities
             Net (increase) decrease in
                Accounts receivable                                                 (1,440,824)            343,528
                Inventory                                                              265,263            (152,388)
                Prepaid expenses, related party note receivable and other assets        26,050              69,503
             Net increase (decrease) in
                Accounts payable, related party note payable, accrued
                    expenses and other current liabilities                            (605,182)            319,937
                Other liabilities                                                      282,750             592,689
                                                                                  -------------      --------------
                      Net cash  used in operating activities                        (2,836,602)         (1,019,527)
                                                                                  -------------      --------------
Cash flows from investing activities
    Purchase of marketable securities                                                 (979,379)         (4,221,152)
    Proceeds from sale of marketable securities                                      2,635,571           2,498,730
    Purchase of property and equipment                                                 (14,342)           (118,038)
    Payment of collateral security deposit                                                   -            (300,000)
    Refund of collateral security deposit                                              658,542
    Purchase of Web site                                                                     -             (32,166)
    Investment in equity affiliate                                                           -            (290,880)
    Proceeds from sale of preferred stock of investee                                  230,400                    -
    Purchase of customer lists                                                        (250,000)                   -
    Issuance of notes receivable                                                      (110,400)                   -
                                                                                  -------------      --------------
                      Net cash provided by (used in) investing activities            2,170,392          (2,463,506)
                                                                                  -------------      --------------


                      Synergy Brands, Inc. and Subsidiaries

                             Year ended December 31,



                                                                               2002                2001
                                                                         -------------    --------------
Cash flows from financing activities
    Borrowings under line of credit                                       $10,486,724     $  9,782,032
    Repayments under line of credit                                        (9,130,942)     (10,047,694)
    Proceeds from the issuance of notes payable                               722,778                -
    Repayments of notes payable                                              (662,778)               -
    Due from broker                                                        (1,216,733)       1,216,733
    Proceeds from issuance of common stock                                          -        1,000,000
    Costs incurred in conjunction with private placement                            -        (132,200)
    Proceeds from the exercise of stock purchase warrants                           -         125,000
    Proceeds from the sale of treasury stock                                  106,497               -
    Purchase of treasury stock                                                (75,752)        (83,635)
                                                                         -------------    --------------
                      Net cash provided by financing activities               229,794       1,860,236
                                                                         -------------    --------------
  Foreign currency translation                                                   (176)              -
                                                                         -------------    --------------
                      NET  DECREASE IN CASH                                  (436,592)     (1,622,797)

Cash and cash equivalents, beginning of year                                  611,316       2,234,113
                                                                         -------------    --------------
Cash and cash equivalents, end of year                                    $   174,724     $   611,316
                                                                         =============    ==============

Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                           $   164,000     $   108,000
                                                                         =============    ==============
       Income taxes paid                                                  $    23,000     $    22,000
                                                                         =============    ==============
Supplemental disclosures of noncash operating, investing
    and financing activities:
      Expenses paid through the issuance of common stock                  $         -     $   591,150
                                                                         =============    ==============
      Unrealized gains on marketable securities                           $       102     $     1,685
                                                                         =============    ==============
      Common stock issued for notes receivable                            $     2,500     $         -
                                                                         =============    ==============


        The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


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

     At December 31, 2002, the Company had cash, cash equivalents and marketable securities of approximately $177,000, working capital of approximately $52,000 and an accumulated deficit of approximately $33,096,000. The Company incurred a loss of approximately $2,487,000 during the year ended December 31, 2002.

     As discussed in Note J, the Company maintains a line of credit which provides the Company with financing based upon eligible accounts receivable and inventory, as defined.

     In January 2003, the Board of Directors of the Company approved a private placement of securities ("2003 Private Placement") in which 100,000 units were offered, with each unit consisting of one share of unregistered Series A Class B Preferred Stock and four shares of unregistered restricted common stock, at a purchase price of $10.00 per unit. In February 2003, the Company sold 60,000 units and received aggregate proceeds of $600,000 as a result of the 2003 Private Placement.

     On February 5, 2003, the Company received $500,000 pursuant to the issuance of two secured promissory notes. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 4, 2005. 25,000 restricted shares of the Company's common stock were also issued as part of the financing.

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

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

     1. Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Synergy, its wholly-owned subsidiaries and its majority-owned subsidiary (collectively, the "Company"). During the year ended December 31, 2002, the Company dissolved its majority-owned subsidiary (see Note K). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in 50% or less owned companies over which the Company has the ability to exercise significant influence.

     2. Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

     3. Marketable Securities

     The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2002, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations.

     4. Accounts Receivable

     The Company's accounts receivable are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

     considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

         Accounts receivable, net consist of the following components at December 31, 2002:

              Accounts receivable - business to business       $2,021,518
              Accounts receivable - business to consumer           11,151
                                                               ----------
                       Total                                    2,032,669

              Less allowance for doubtful accounts               (162,571)
                                                               ----------
                                                               $1,870,098
                                                               ==========

         Changes in the Company's allowance for doubtful accounts during the year ended December 31, 2002 are as follows:

              Beginning balance                                $  50,220
              Provision for doubtful accounts                    112,351
                                                               ---------
              Ending balance                                    $162,571
                                                               =========

     5. Business and Credit Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 2002 totaled approximately $72,000. Marketable securities are potentially subject to concentration of credit risk, but such risk is limited due to such amounts being invested in investment grade securities.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

     During the years ended December 31, 2002 and 2001, sales to one customer accounted for 11% and 22% of the Company's total sales, respectively. One customer accounted for 38% of accounts receivable at December 31, 2002. These concentrations relate to the Company's B2B segment. (See Note S.)

     During the years ended December 31, 2002 and 2001, the Company purchased over 77% and 85%, respectively, of its products from one supplier. If the Company were unable to maintain this relationship it might have a material impact on future operations.

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

     8. Web Site Development Costs

     In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop a Web site should be capitalized or expensed. The Company adopted this consensus in the third quarter of 2000. The Company's Web sites were ready for application during the year ended December 31, 2001, and the Company began to amortize these costs using the straight-line method over the estimated useful lives of the Web sites, not to exceed three years.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001


NOTE B (continued)

     9. Intangible Assets

     Intangible assets consist of the "Proset" and "Gran Reserve" trade names and customer lists acquired in November 1999. The Company re-evaluates the carrying value of these intangible assets when factors indicating impairment are present, using an undiscounted operating cash flow assumption. In February 2002, the Company acquired certain customer lists, the rights to the use of the trade names Fine Perfume and Fineperfume.com and the ownership of the Internet domain, www.fineperfume.com for aggregate consideration of $250,000.

     Prior to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," these intangible assets were amortized over their estimated useful life of five years. As a result of the adoption of SFAS No. 142, intangible assets with indefinite useful lives will no longer be amortized but instead will be reviewed for impairment at least annually and more often when impairment indicators are present. As a result, the Company's trade names will no longer be amortized. The Company's customer lists have finite lives. Management considered various factors, including appraisals, in determining that a revision to the estimated useful life of the Company's customer lists should be made. Based upon the analysis, it was determined that the estimated useful life should be extended prospectively, by a term of six years from the original useful life of five years. This modification decreased amortization expense by approximately $129,000 during the year ended December 31, 2002. As a result, the remaining carrying amount will be amortized prospectively over the remaining useful life.

         At December 31, 2002, intangible assets are comprised of the following:

                       Amortized intangible assets
                           Customer lists                   $ 2,755,126
                           Less accumulated amortization     (1,488,419)
                                                            ------------
                                                              1,266,707
                       Unamortized intangible assets
                           Trade names                           89,200
                                                            ------------
                                                             $1,355,907
                                                            ============

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

     The following table provides a reconciliation of the reported net loss and net loss per share for the years ended December 31, 2002 and December 31, 2001, adjusted as though SFAS No. 142 had been effective for all periods:



                                                                     2002        2001

      Reported net loss                                          $(2,486,567) $(4,300,139)
      Add back discontinued amortization expense                        -           32,490
                                                                 ------------ ------------
             Adjusted net loss                                   $(2,486,567) $(4,267,649)
                                                                 ============ ============
      Reported basic and diluted net loss per common share
                                                                 $     (1.91) $     (4.15)
      Effect of discontinued amortization expense
          Adjusted basis and diluted net loss per common share          -              .03
                                                                 ------------  -----------
                                                                 $     (1.91)       $(4.12)
                                                                 ============  ===========


         For the year ended December 31, 2002, aggregate amortization expense on these finite-lived intangible assets was $580,515. The following table presents expected amortization expense for the Company's customer lists:

                            Year ending December 31,
                                2003                   $   162,398
                                2004                       162,398
                                2005                       162,398
                                2006                       162,398
                                2007                       162,398
                                Thereafter                 454,717
                                                        ----------
                                                        $1,266,707
                                                        ==========

     10. Long-lived Assets

     Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

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

     12. Advertising

     The Company expenses advertising and promotional costs as incurred.

     13. Income Taxes

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

     14. Stock Split

     On September 30, 2002, the Company's Board of Directors authorized a 1-for-4 reverse split of its common stock. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reverse split.

     15. Basic and Diluted Loss Per Share

     Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 586,759 and 422,059 for the years ended December 31, 2002 and 2001, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

     16. Stock-Based Compensation Plans

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note M. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

     The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      Year ended December 31,
                                                         2002          2001

            Net loss, as reported                    $(2,486,567)  $(4,300,139)
            Add:  Total stock-based employee
              compensation expense included
              in reported net loss                        49,825             -
            Deduct:  Total stock-based employee
              compensation expense determined
              under fair value-based method for all
              awards                                    (601,250)            -

            Pro forma net loss                       $(3,037,992)  $(4,300,139)

            Loss per share
               Basic and diluted - as reported       $  (1.91)          $(4.15)
               Basic and diluted - pro forma         $  (2.33)          $(4.15)

         Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option pricing model.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001


NOTE B (continued)

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The weighted-average option fair values and the assumptions used to estimate these values are as follows:

                                                              2002

                    Dividend yield                             0%
                    Expected volatility                      114%
                    Risk-free rate of return                 4.0%
                    Expected life                         3 years
                    Weighted-average option fair value      $2.79

         No stock options were granted during the year ended December 31, 2001.

     17. Segment Information

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

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

     18. Recent Pronouncements of the Financial Accounting Standards Board ("FASB")

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company has elected to early adopt the provisions of SFAS No. 145. In connection with the adoption of SFAS No. 145, a $486,788 gain recognized by the Company as a result of the nonperformance by a vendor that was previously reported as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2001, has been reclassified to other income (expense) as it did not meet the definition for classification as extraordinary. In addition, the Company has reclassified the forgiveness of a shareholder's note receivable of $113,129 to the Company from extraordinary items to other income (expense) during the year ended December 31, 2002 as it did not meet the definition for classification as extraordinary.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact the adoption of SFAS No. 146.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002.
     The disclosure requirements are effective for financial statements of interim or annual periods ending after

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

     December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the effects of the recognition provision of FIN No. 45, but does not expect the adoption to have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN No. 46 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

     19. Use of Estimates

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

     20. Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, marketable securities and accounts receivable and accounts payable approximates fair value due to the short-term maturities of the instruments. The carrying amounts of borrowings under the line of credit agreement and notes receivable and notes payable approximate their fair values.


NOTE D - COLLATERAL SECURITY DEPOSIT

     At December 31, 2001, the Company had a security deposit with a major supplier aggregating approximately $658,542, which served as collateral for credit purchases made by the Company from the supplier. During the year ended December 31, 2002, this deposit was refunded to the Company by the supplier.

NOTE E - MARKETABLE SECURITIES

     The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities by major security type at December 31, 2002 are as follows:

                                                   Gross       Gross        Fair
                                                  unrealized  unrealized  market
                                          Cost     gains       losses      value

       Available-for-sale securities
            Equity securities           $2,293     $102         $ -       $2,395

     Proceeds from the sale of available-for-sale securities and the resulting net realized gains included in the determination of net loss for the years ended December 31, 2002 and 2001 are as follows:

                                                 2002              2001
      Available-for-sale securities
        Proceeds                            $2,635,571       $2,498,730
        Gross realized gains                    66,414           76,475
        Gross realized losses                 (137,651)         (69,175)

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE F - INVENTORY

     Inventory as of December 31, 2002 consisted of the following:

       Grocery, health and beauty products   $   739,145
       Tobacco finished goods                    335,763
                                             -----------
                                              $1,074,908
                                             ===========

NOTE G - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2002 consisted of the following:

       Office equipment                                    $ 176,348
       Furniture and fixtures                                231,265
       Leasehold improvements                                411,298
                                                         -----------
                                                             818,911

       Less accumulated depreciation and amortization      (345,056)
                                                         -----------
                                                           $ 473,855
                                                         ===========

     Depreciation and amortization expense on property and equipment for the years ended December 31, 2002 and 2001 was approximately $118,336 and $161,244, respectively.


NOTE H - OTHER ASSETS

     Other assets consist of the following at December 31, 2002:

       Investment                                       $  72,180
       Deferred financing costs, net                       27,500
       Other                                               18,701
                                                       -----------
                                                         $118,381
                                                       ===========

     In December 2001, the Company made an investment in approximately 20% of the outstanding common stock of an investee. The Company also purchased 288,000 shares of nonvoting redeemable preferred stock of the investee. The aggregate cost of the investment was $290,880. The Company

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE H (continued)

     accounts for this investment under the equity method. During the year ended December 31, 2002, the Company sold the 288,000 shares of nonvoting redeemable preferred stock for aggregate proceeds of $230,400. The Company recorded a loss of $57,600 in conjunction with this sale. The Company recorded equity in the net earnings of investee of $67,717 and $1,583
     during  the  years  ended   December   31,  2002  and  December  31,  2001,
     respectively.

     Summarized financial information of this investee as of December 31, 2002 and for the years ended December 31, 2002 and 2001 is as follows:

                Financial position:                    2002
                                                     ----------
                Current assets                       $1,545,000
                 Property and equipment                 207,000
                 Other assets                           345,000
                                                     ----------
                Total assets                         $2,097,000
                                                     ==========
                Current liabilities                 $   737,000
                Long-term debt                          524,000
                Other long-term liabilities               3,000
                                                     ----------
                Total liabilities                    $1,264,000
                                                     ==========

                Results of operations:                   2002         2001

                Revenues                            $ 8,167,000     $ 520,000
                Operating expenses                   (7,637,000)     (522,000)
                Other income                             44,000         8,000
                                                    ------------   -----------
                Income before income taxes              574,000         6,000
                Income tax expense                     (210,000)          -
                                                    ------------   -----------
                Net income                         $    364,000     $   6,000
                                                    ============   ===========

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE I - NOTES RECEIVABLE

     In 2002, the Company provided $110,400 in financing to a customer engaged in establishing a distribution channel for the Company's products in Canada. The promissory note, which is unsecured, bears interest at 12%. The principal balance is due on December 31, 2004. Sales to this customer aggregated $986,000 in 2002 and accounts receivable from this customer aggregates $777,000 at December 31, 2002.


NOTE J - LINE OF CREDIT AGREEMENT, NOTES PAYABLE AND NOTE PAYABLE
         TO STOCKHOLDER

     In 2002, the Company entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit (the "2002 Lines") under the loans allow for the borrowing of up to $3.5 million based on the sum of 80% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $750,000 or the (2) eligible inventory and eligible goods in transit, as defined. The Company had approximately $117,000 available for advances under the agreements at December 31, 2002. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At December 31, 2002, the interest rate on outstanding borrowings was 17%. Outstanding borrowings are collateralized by a continuing security interest in all of the Company's accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 112,500 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings.

     Prior to the establishment of the 2002 Line, the Company had entered into a line of credit agreement with another financial institution in April 2000 (the "2000 Line"), which was terminated by the Company with the establishment of the 2002 Line. Under the terms of 2000 Line, the Company had the option to borrow against eligible receivables, on a full recourse basis. The Company had the ability to obtain advances against eligible receivables up to 90% of the face amount of the eligible receivables. The agreement required a 0.25% fee on accounts receivable invoices which are borrowed against and a per annum rate equal to the prime rate plus 2%.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE J (continued)

     On April 9, 2002, the Company and a lender executed a promissory note, which provides for borrowing of $543,000, bears interest at the rate of 12% per annum and is due on April 9, 2003. No amounts were outstanding on this loan as of December 31, 2002. As partial security for this note, the Company pledged as collateral its investment in the common and preferred stock of an investee (see Note H).

     During the year ended December 31, 2002, the Company entered into a promissory note with a lender that provides for borrowings of $60,000, bears interest at a rate of 9% per annum and is due on December 31, 2004.

     As of December 31, 2001, the Company had outstanding borrowings from a stockholder totaling $555,763. This money was borrowed under unsecured promissory notes bearing interest at 7.5%. These notes were due on December 31, 2002. On September 30, 2002, the Company and the stockholder entered into an agreement whereby repayment of the borrowings was forgiven by the lender. (See Note L.)

NOTE K - MINORITY INTEREST

     Premium Cigar Wrappers, Inc. ("PCW") was incorporated in October 1997 with 7,750 shares of authorized $.001 par value common stock for the purpose of producing premium cigar wrappers in the Dominican Republic. PCW had 1,000 shares of common stock outstanding, which were issued at par value. The Company owned 66% of the common stock and an outside investor owns the minority interest. In addition, PCW had 2,250 shares of authorized $.001 par value preferred stock issued and outstanding at December 31, 1998. PCW issued 1,750 shares of preferred stock at inception to two unrelated individuals at $60 per share, and 500 shares to the Company for a 22% minority interest in the preferred stock. The holders of PCW preferred stock were entitled to receive cumulative dividends at the rate of $14 per share before any dividends on the common stock are paid. The Company's portion of the dividends have been eliminated in consolidation. In the event of dissolution of PCW, the holders of the preferred shares are entitled to receive $60 per share together with all accumulated dividends, before any amounts can be distributed to the common stockholders. The shares were convertible only at the option of PCW at $120 per share.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE K (continued)

     In May 2002, the shareholders of PCW authorized a dissolution of PCW as PCW had discontinued its operations during the year ended December 31, 2000. Upon the dissolution of PCW, there were no assets available for distribution. As a result, the Company recorded a gain of $215,250, which is included as a component of other income (expense) in the accompanying consolidated statement of operations, or $.17 per share on the dissolution of PCW, related to cumulative dividends payable of $110,250 and capital contributed by the minority shareholders of $105,000.


NOTE L - STOCKHOLDERS' EQUITY

     The Company has 100,000 authorized and outstanding shares of Class A preferred stock with a par value of $.001; 13-to-one voting rights; liquidation of $10.50 per share and before common stock and redemption at option of Company at $10.50 per share.

     During the years ended December 31, 2002 and 2001, the Company repurchased 21,329 and 15,806 shares of treasury stock for an aggregate amount of $75,752 and $83,635, respectively. The Company sold 29,635 shares of its treasury stock during the year ended December 31, 2002, for aggregate proceeds of $130,998.

     In January 2002, the Company issued 25,000 shares of common stock and forgave $113,129 in shareholder indebtedness to the Company in exchange for the cancellation of 61,222 outstanding cashless warrants. A charge to operations of $213,129 was recorded in connection with this transaction.

     In November 1999, Synergy entered into a stock purchase agreement with Sinclair Broadcasting Group ("SBG") whereby SBG purchased 110,000 shares of Synergy's restricted $.001 par value common stock for $4,400,000. The purchase price consisted of $1,400,000 in cash, a credit for a minimum of $2,000,000 of radio advertising and a credit for a minimum of $1,000,000 of certain in-kind services, as defined.

     In November 1999, Beautybuys.com ("BB"), a wholly-owned subsidiary of the Company, entered into a stock purchase agreement with SBG, whereby SBG purchased 900,000 shares of $.001 par value Class B common stock in BB for $765,000 cash. The Class B common shares constitute 50% of the voting power of the common stock issued and outstanding. At December 31, 2000, Synergy owned 9,000,000 shares of Class A common stock and SBG owned 900,000 shares of Class B common stock of BB.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE L (continued)

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

     In December 2000, Synergy, BB and SBG entered into a modification agreement by which SBG transferred to Synergy 900,000 shares of BB's Class B common stock, $7,000,000 of transferable advertising credits Web site developments costs previously provided in exchange for Synergy issuing 25,000 shares of common stock to SBG and options to acquire 25,000 additional shares of Synergy common stock. Simultaneously, Synergy sold the $7,000,000 advertising credits to a third party for $2,660,000 in cash and trade credits. Synergy paid a broker $375,000 in cash and the remaining balance with stock valued at $591,150 on January 2, 2001

     At December 31, 2001, Synergy also had issued outstanding warrants to SBG to purchase 25,000 shares of common stock at $14.00 per share. The warrants become exercisable when the shares are registered and expire in December 2010.

     On September 30, 2002, the Company exchanged in full its outstanding note payable and accrued interest of $656,773 through a revision agreement with SBG for the termination of $794,990 of its outstanding unused advertising credits with SBG. In addition, the Company issued 75,000 shares of stock and 31,250 warrants exercisable at $5.00 to SBG in conjunction with this transaction. The Company recorded a charge to earnings of $290,218 as the fair market value of the consideration given exceeded the unused advertising credits.

     In October 2001, warrants to purchase 25,000 shares of the Company's common stock were exercised with aggregate proceeds to the Company of $125,000.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001


NOTE L (continued)

     In September 2001, the Company raised $1,000,000 in a private offering by issuing 200,000 restricted shares of its common stock and warrants to purchase 50,000 shares of common stock at $5.00 per share. The Company incurred $132,000 in offering expenses in conjunction with the private placement. The Company also issued warrants to purchase 75,000 shares of common stock at $5.00 to investment bankers related to the private offering. All of the warrants issued in conjunction with the private offering expire in September 2006.

     In July 2001, the Company issued 50,000 shares of its stock and five-year warrants to purchase 25,000 shares of common stock at an exercise price of $10.00 per share in connection with a guarantee of a line of credit by a subsidiary of the Company. The Company recorded a charge to operations of $440,000 in connection with this transaction (see Note R).

     On January 2, 2001, Synergy issued 25,000 restricted shares of common stock for services and warrants to purchase 10,000 restricted shares of common stock at $50.00 per share. The warrants expired, unexercised, on July 1, 2002. The fair value of the restricted stock and warrants of $320,800 was recorded as a charge to operations in the accompanying consolidated statement of operations.

     The following is a summary of transactions involving warrants to purchase common stock for the years ended December 31, 2002 and 2001.

                                                                     Weighted-
                                                 Number               average
                                                of shares         exercise price
                                                ----------        -------------
         Outstanding at January 1, 2001           47,500               $ 23.42
             Granted                             258,750                  9.52
             Exercised                           (25,000)                (5.00)
             Cancelled/forfeited                  -                     (37.00)
                                                ----------        -------------
         Outstanding at December 31, 2001        281,250                 12.27
             Granted                              31,250                  5.00
             Cancelled/forfeited                 (85,000)               (19.41)
                                                ----------        -------------
         Outstanding at December 31, 2002        227,500              $   8.60
                                                ==========        =============

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE L (continued)

     The following table summarizes information concerning currently outstanding and exercisable stock purchase warrants:



                                                 Warrants outstanding                        Warrants exercisable
                                    -------------------------------------------          ----------------------------
                                                         Weighted-
                                       Number             average       Weighted-            Number         Weighted-
                                    outstanding at       remaining       average         exercisable at      average
              Ranges of             December 31,        contractual     exercise          December 31,      exercise
             exercise prices            2002            life (years)      price               2002            price
           -----------------        --------------     -------------    ----------       -------------      ---------
           $5.00                      173,750               3.84        $  5.00             173,750          $  5.00
           $10.00 - $12.00             31,250               2.97          10.40              31,250            10.40
           30.00 - 40.00               22,500               2.50          33.89              22,500            33.89

                                      227,500               3.58        $  8.60             227,500          $  8.60
                                     =============      ===========    ===========        ===========        =======


NOTE M - STOCK OPTION PLANS

     In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the "Plan"). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. The Plan terminates with respect to the granting of common stock and options in 2004. Since the inception of the Plan, Synergy has issued 1,391,800 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance or at an amount equal to the service provider's invoice amount. During the years ended December 31, 2002 and 2001, the Company issued 85,500 and 2,500 shares of its common stock, respectively, to various service providers and has recorded a charge to earnings of $298,945 and $11,800, respectively, pursuant to the provisions of the Plan. Under the Plan, Synergy has granted options to selected employees and professional service providers. The maximum term of options granted under the Plan is ten years. During the year ended December 31, 2002, the Company recorded a charge to operations of $49,825, which represented the intrinsic value of stock options granted to employees and directors in January 2002.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE M (continued)

     The following is a summary of such stock option transactions for the years ended December 31, 2002 and 2001 in accordance with the Plan and other restricted stock option agreements:

                                                                 Weighted-
                                             Number               average
                                            of shares          exercise price
                                           ----------           -------------
       Outstanding at January 1, 2001        223,781               $ 33.92
           Forfeited                         (82,972)               (37.00)
                                           ----------           -------------
       Outstanding at December 31, 2001      140,809                 32.12
           Granted                           231,625                  3.76
           Cancelled/forfeited               (13,175)               (34.66)
                                           ----------           -------------
       Outstanding at December 31, 2002      359,259               $ 13.75
                                           ==========           =============

       Available for grant
           December 31, 2002               7,582,291
                                           =========
           December 31, 2001               7,911,241
                                           =========

     The following table summarizes information concerning currently outstanding and exercisable stock options:



                                                 Options outstanding                       Options exercisable
                                   --------------------------------------------        --------------------------
                                                      Weighted-
                                      Number           average        Weighted-           Number         Weighted-
                                   outstanding at     remaining        average        exercisable at      average
             Ranges of             December 31,      contractual      exercise         December 31,      exercise
            exercise prices            2002          life (years)       price              2002            price
           -------------------     -------------     ------------     ----------       ---------------    -------
           $ 1.00 - $ 3.80           231,125             2.02          $  3.76                -           $   -
             8.00 -  20.00            51,604             1.25            14.67           51,604            14.67
            25.00 -  35.60            36,280             1.69            27.36           36,280            27.36
            40.00 -  50.00             8,500             1.99            42.94            8,500            42.94
            60.00 -  70.00            31,750             1.62            61.57           31,750            61.57
                                    ------------      -----------      ---------        --------          ------
                                     359,259             1.84           $13.75          128,134           $31.76
                                    ============      ===========      =========        ========          ======


                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE M (continued)

     The Company has also reserved 100,000 shares for a stock option plan ("Option Plan") for nonemployee, independent directors, which entitles each nonemployee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 94,000 shares available for grant at December 31, 2002.

NOTE N - TRANSACTIONS WITH RELATED PARTIES

     The Company pays consulting fees to two entities, one of which is owned by the Company's Chairman and Chief Executive Officer and the other is owned by the Company's President and Chief Operating Officer. Consulting fees paid during the years ended December 31, 2002 and 2001 aggregated approximately $134,000 and $172,000, respectively.

     At December 31, 2002, there is an amount receivable from the entity that is owned by the Company's Chairman and Chief Executive Officer aggregating $44,750. There is also an amount payable to the Company's Chairman and Chief Executive Officer for short-term advances made to the Company aggregating $65,035.

NOTE O - OTHER INCOME (EXPENSE)

     Other income (expense) is comprised of the following:


                                                                                  2002     2001
                                                                              ---------- ---------
        Gain on settlements of liabilities due to vendors (Note R 6)            $592,689  $486,788
         Gain on dissolution of subsidiary (Note-K)                              215,250         -
         Loss on forgiveness of notes receivable from a shareholder (Note L)    (113,129)        -
         Gain (loss) on sales of marketable securities (Note E)                  (71,237)    7,300
        Loss on sale of preferred stock of an investee (Note H)                  (57,600)        -
        Common stock and warrants issued to
             satisfy guarantee on a line of credit (Note R 5)                         -  (440,000)
        Other                                                                   (51,113)  (30,284)
                                                                             ---------- ---------
                                                                               $514,860  $ 23,804
                                                                             ========== =========


                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE P - INCOME TAXES

     At December 31, 2002, the Company had a net operating loss carryforward of approximately $22,744,000, which, if not utilized, will begin expiring in 2011. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The components of the deferred tax asset at December 31, 2002 were approximately as follows:

          Net operating loss carryover              $ 9,433,000
          Deferred compensation                         171,000
          Allowance for doubtful accounts                55,000
          Inventory                                     126,000
          Capital losses                                 54,000
          Other                                         (20,000)
          Valuation allowance                        (9,819,000)
                                                   ------------
                                                    $         -
                                                   ============

     Taxes for the years ended December 31, 2002 and 2001 consisted of the following:

                                                          2002          2001
                                                        -------      -------
          State and local income tax expense            $22,687      $21,865
                                                        =======      =======

     A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 2002 and 2001 are as follows:

                                                                  2002    2001
                                                                ------    -----
          Federal income tax expense at statutory rate          (34)%     (34)%

          Increase (decrease) resulting from
              Increase in valuation allowance                    34         34
              State and local income taxes, net of Federal
                  benefit                                        .9         .5
                                                                ------    -----
                                                                 .9%        .5%
                                                                ======    =====

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE Q - RETIREMENT PLAN

     On January 1, 2002, the Company established the Synergy Brands, Inc. 401(k) Profit Sharing Plan (the "Plan") covering employees 21 years of age and older who have completed six months of continuous service. The Plan is a defined contribution plan which provides for voluntary employee contributions and discretionary employer contributions. Employees become fully vested in employer contributions after three years. The Company's discretionary matching and profit-sharing contributions to the Plan were $18,846 for the year ended December 31, 2002.


NOTE R - COMMITMENTS AND CONTINGENCIES

     1. Lease Commitments

     The Company leases office and warehouse space under operating leases expiring at various dates through June 2008. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 were as follows:

                         Year ending December 31,
                                2003                      $190,000
                                2004                       157,000
                                2005                       116,000
                                2006                        97,000
                                2007                       101,000
                                Thereafter                  52,000
                                                          --------
                                                          $713,000
                                                          ========

     Rent expense under operating leases for the years ended December 31, 2002 and 2001 was approximately $288,000 and $252,000, respectively.

     2. Service Agreement

     BB's inventory is maintained in a public warehouse in South Kearny, New Jersey. The Company is required to make rental payments based on 4% of BB's sales of inventory stored in the warehouse. The agreement expires in October 2018 and may be cancelled by either party with a 90-day written notice under certain circumstances, as defined. Rent expense under the service agreement for the years ended December 31, 2002 and 2001 was approximately $108,000 and $175,000, respectively.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE R (continued)

     3. Distribution Agreements

     A wholly-owned subsidiary of the Company, New Era Foods, Inc., maintains a 25-year exclusive worldwide distribution agreement expiring in December 2022 with a Dominican Republic corporation for the sale and distribution of premium handmade cigars manufactured in the Dominican Republic. There is an option to extend the term of the distribution agreement up to an additional 25 years.

     4. Litigation

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

     5. Guarantee

     In March 1998, the Company guaranteed a $1,000,000 line-of-credit facility to a Dominican cigar manufacturer, which was owned by a PCW stockholder. The purpose of the line-of-credit was to provide financing to the cigar manufacturer to which PCW will supply cigar wrappers. In July 2001, the Company issued 200,000 shares of its stock and five-year warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share to satisfy the guarantee and receive brand names as part of the agreement. The fair value of the warrants of $186,000 was recorded as a charge to operations in the accompanying consolidated statement of operations during the year ended December 31, 2001.

     6. Other Liabilities

     Since 1999, the Company has disputed services performed by a vendor. The vendor has not sought payment since December 2000. In December 2002, the Company and the vendor executed a settlement and release agreement. Pursuant to the terms of the settlement and release agreement, the Company was relieved of its obligation to pay for the services that it had disputed. The Company recorded a gain of $592,689 as a result of the release by the vendor.

     The Company has also disputed the services performed by two other vendors. The Company and one of the vendors entered into a settlement and release agreement in which the Company, upon

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE R (continued)

     payment of $13,000 to the vendor, will be released of its liability to pay for the remainder of the services that it had disputed. The Company will record a gain of $155,750 as a result of this release during the first quarter of 2003. The Company is pursuing a release and settlement with the other vendor. Management does not believe that it will have to use any working capital to resolve this matter.


NOTE S - SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 2002 and 2001, as shown below:



                                          Salon
                                        products        B2B              B2C        Total
                                       ----------   -----------     ------------ ------------
   Year ended December 31, 2002
     Revenue                           $2,537,216   $27,745,818     $ 1,257,641  $31,540,675
     Net loss                            (833,712)     (293,088)     (1,359,767)  (2,486,567)
     Depreciation and amortization        468,842       272,667         152,456      893,935
     Interest income                            -        $3,024          23,671       26,695
     Other income (expense)                (6,407)      (18,056)        539,323      514,860
     Equity in earnings of investee             -             -          67,717       67,717
     Interest and financing expenses       60,336        94,582          56,361      211,279
     Identifiable assets                2,193,471     2,477,292       1,200,906    5,871,669
     Additions to long-lived assets             -         2,150         262,192      264,342
     Investment in affiliate                    -             -          72,180       72,180

   Year ended December 31, 2001
     Revenue                           $2,144,905   $20,036,232     $ 2,166,791  $24,347,928
     Net loss                            (847,351)     (864,732)     (2,588,056)  (4,300,139)
     Depreciation and amortization        526,068       272,559         205,926    1,004,553
     Interest income                            -             -         128,189      128,189
     Other income (expense)                (2,990)      (14,729)         41,523       23,804
     Equity in earnings of investee             -             -           1,583        1,583
     Interest and financing expenses       33,119        65,088          56,538      154,745
     Identifiable assets                2,437,719     2,344,607       3,615,804    8,398,130
     Additions to long-lived assets             -         1,793         148,411      150,204
     Investment in affiliate                    -             -         292,463      292,463


                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE S (continued)

     All of the Company's identifiable assets and results of operations are located in the United States and Canada. Geographic data, as of and for the years ended December 31, 2002 and 2001, is as follows:

                                                2002               2001
                                              ------------   --------------
                 Revenue
                      United States            $30,555,151      $24,347,928
                      Canada                       985,524            -
                                              ------------   --------------
                                               $31,540,675      $24,347,928
                                              ============   ==============
                 Accounts receivable
                      United States           $  1,256,041    $     591,845
                      Canada                       776,628             -
                                              ------------   --------------
                                              $  2,032,669    $     591,845
                                              ============   ==============
                 Identifiable assets
                      United States           $  5,824,230     $  8,398,130
                      Canada                        47,439             -
                                              ------------   --------------
                                              $  5,871,669     $  8,398,130
                                              ============   ==============

NOTE T - FOURTH QUARTER ADJUSTMENTS

     During the year ended December 31, 2001, the Company made fourth quarter adjustments to record the estimated fair value of warrants issued during the year of $377,000 and to record an allowance of $500,000 in connection with advertising credits.


NOTE U - POSSIBLE LOSS OF NASDAQ LISTING

     NASDAQ has notified the Company that it had questions concerning, among other things, the Company's ability to maintain the minimum listing requirements for continued NASDAQ listing. The Company may not be able to satisfy the minimum listing requirements. As a result, the Company's common stock may be removed from the NASDAQ SmallCap Market and will trade on the OTC Bulletin Board ("OTCBB").

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

4                Preferred Stock, Common Stock, and Options and
                 Warrants defining  rights of security  holders (3)               EX-3.1

10.3             Synergy Brands Inc. 1994 Services and Consulting  Compensation
                 Plan, as amended (4)

21               Listing of Company Subsidiaries                                   EX-21

99               Listing of Company Intellectual Properties                        EX-99

99.1             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Executive Officer.                            EX-99.1

99.2             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Financial Officer.                            EX-99.2



(1) Only a copy of the amendment to the Certificate of Incorporation filed February 11, 2003 and the Certificate of Designation regarding Preferred Stock filed 3/13/03 are included in the Exhibits. The amendments to Certificate of Incorporation filed 7/29/96 and filed 6/24/98 and Certificate of Designation regarding Preferred Stock filed 6/24/98, are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The amendment to the
         Certificate of Incorporation filed July 2000 is incorporated by reference to the exhibits filed to the form 10KSB/A of the Company filed 8/9/01. The amendment to the Certificate of Incorporation filed April 1, 2001 is incorporated by reference to the exhibits filed to the Form 10-KSB of the Company filed March 2002. The original Certificate of Incorporation and other amendments thereto are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994

(3) Description of rights of Preferred Stock are included in the Certificate of Designation filed 3/13/03 included herein in Exhibit 3.1, and Certificate of Designation regarding Preferred Stock, as amended, and included as exhibit to the Form 10K/A of the Company filed 9/3/98 as well as the amendment to the certificate of incorporation filed in July 2000 and included as an exhibit to the Form 10KSB/A of the Company filed 8/9/01 which latter documents are incorporated by reference herein. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to Section 12(b) of the Exchange Act on July 16, 1991, including any amendments or reports filed for the purpose of updating such description. A facsimile of outstanding warrants is included by reference to the inclusion thereof as an exhibit to the Company's 10KSB report filed March 2002 which documents are incorporated by reference herein. Also included as an exhibit hereto is the Option Agreement dated September 30, 2002 entered by the Company with Sinclair Broadcasting Group Inc. as part consideration for modification of all earlier agreements between said parties, including extinguishment of Debt which Option Agreement along with all equity holdings in the Company held by Sinclair Broadcasting was subsequently purchased by and assigned to the largest shareholder of the Company to which assignment the Company consented.

(4) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-92243) filed with the Commission on 12/17/99.