Form 10QSB
period 2003-03-31
SYNERGY BRANDS INC
filed 2003-05-14
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended MARCH 31, 2003

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

                                        [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 9, 2003 there were 1,479,059 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                                 MARCH 31, 2003

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                            Page

         Consolidated Balance Sheet  as of March 31, 2003
         (Unaudited)                                                      2 - 3


         Consolidated Statements of Operations for the three
         months ended March 31, 2003 and 2002 (Unaudited)                     4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002 (Unaudited)                        5 - 6

         Notes to Consolidated  Financial Statements                     7 - 11

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  12 - 17

         Forward Looking Information and Cautionary Statements          17 - 28

         Item 3: Controls and Procedures                                     29

PART II: OTHER INFORMATION

         Item 4: Submission of matters to a vote of Security Holders         29

         Item 6: Exhibits and Reports on Form 8-K                            29

         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003

                                   (Uuaudited)


ASSETS
  Current Assets:
    Cash and cash equivalents                                                                 $ 303,827
    Cash collateral security deposit                                                            250,000
    Marketable Securities                                                                         2,415
    Accounts Receivable, less allowance for doubtful accounts of $127,481                     2,207,039
    Inventory                                                                                 1,706,219
    Prepaid assets                                                                              445,746
                                                                                             ----------
          Total Current Assets                                                                4,915,246

Property and Equipment, Net                                                                     444,681

Other Assets                                                                                    146,846

Note Receivable                                                                                 109,800

Web Site Development Costs,
    net of accumulated amortization of $691,731                                                 237,748

Intangible Assets,
    net of accumulated amortization of $ 1,628,981                                            1,315,308
                                                                                             ----------

Total Assets                                                                                $ 7,169,629
                                                                                             ==========


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003

                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line-of-Credit                                                                        $ 2,434,674
    Accounts Payable and Accrued Expenses                                                   1,636,130
    Related Party Note Payable                                                                 11,994
                                                                                           ----------
         Total Current Liabilities                                                          4,082,798

Notes Payable                                                                                 467,111

Stockholders' Equity:
Class A Preferred  stock - $.001 par value;  100,000  shares  authorized  and
outstanding; liquidation preference of $10.50 per share                                           100
Class B preferred stock - $.001 par value;  9,900,000 shares authorized,  and
no shares outstanding                                                                               -
Class  B,  Series  A  Preferred  stock  - $.001  per  value;  100,000  shares
authorized;  60,000 shares outstanding;  liquidation preference of $10.00 per share                60
Common stock - $.001 par value; 49,900,000 Shares
   authorized 1,479,059 shares outstanding                                                      1,479
Additional paid-in capital                                                                 35,910,751
Deficit                                                                                   (33,228,922)
Accumulated other comprehensive income (loss)                                                  (2,530)

Less treasury stock at cost, 20,366 shares                                                    (61,218)
                                                                                           ----------
Total stockholders' equity                                                                  2,619,720

Total Liabilities and Stockholders Equity                                                 $ 7,169,629
                                                                                           ==========


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                               2003                      2002

Net Sales                                                   $ 9,079,644                 $ 9,068,292
                                                         --------------             ---------------
Cost of Sales
     Cost of product                                          8,409,415                   8,636,990
     Shipping and handling costs                                160,451                     128,038
                                                         --------------             ---------------
                                                              8,569,866                   8,765,028
                                                         --------------             ---------------

   Gross Profit                                                 509,778                     303,264

Operating expenses
   Selling General and Administrative Expense                   666,781                     954,378
   Depreciation and Amortization                                147,950                     245,601
                                                         --------------             ---------------
                                                                814,731                   1,199,979
                                                         --------------             ---------------
Operating loss                                                (304,953)                   (896,715)

Other Income (Expense)
  Interest Income                                                 3,314                      18,942
 Other Income (Expense)                                         282,750                   (192,858)
 Equity in earnings of investee                                  40,562                      15,206
  Interest and Financing Expense                               (113,083)                    (49,860)
                                                         --------------             ---------------
                                                                213,543                    (208,570)

     Loss before income taxes                                  (91,410)                  (1,105,285)

Income tax expense                                               41,408                       1,320
                                                         --------------             ---------------
NET LOSS                                                    $ (132,818)                $ (1,106,605)
                                                         ==============             ===============
Basic and diluted net loss per common share:                   $ (0.09)                   $ (0.88)
                                                         --------------             ---------------


         The accompanying notes are an integral part of these statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                               2003              2002
                                                                           -------------   --------------
Cash Flows From Operating Activities:
Net loss                                                                     $ (132,818)    $ (1,106,605)
Adjustments to Reconcile Net loss to net cash
   used in operating activities
   Depreciation and Amortization                                                147,950          245,601
   Amortization of debt discount                                                  3,111                -
   (Recovery of)/ provision for doubtful accounts                               (35,090)          58,000
   Loss on sale of marketable securities                                              -           65,535
   Equity in earnings of investee                                               (40,562)         (15,206)
   Loss on forgivness of stockholders note receivable                                 -          113,129
   Gain on settlement of other liabilities                                     (282,750)               -
   Dividends on preferred stock of subsidiary                                                      6,125
   Common stock and options issued in conjunction
   with compensation plan                                                        44,236          143,825
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts Receivable                                                         (301,851)        (688,221)
   Inventory                                                                   (631,311)         160,990
   Prepaid  assets,  related  party  note  receivable  and other assets         (52,850)          49,299
Net increase (decrease) in:
   Accounts Payable and Accrued Expenses and                                    (84,139)      (1,689,109)
   other current liabilities,                                              -------------   --------------

      Net cash used in operating activities                                  (1,366,074)      (2,656,637)

Cash Flows From Investing Activities
Payment of collateral security deposit                                         (250,000)               -
Purchase of marketable securities                                                     -         (536,012)
Proceeds from sale of marketable securities                                           -        2,200,199
Purchase of property and equipment                                                 (732)          (3,379)
Repayments on notes receivable                                                      600                -
Purchase of trade names and customer lists                                            -          (250,00)
                                                                           -------------   --------------

       Net cash provided by (used in) investing activities                     (250,123)       1,410,808
Cash Flows From Financing Activities
Borrowings under line of credit                                               3,885,364        3,066,451
Repayments of line of credit                                                 (3,204,809)      (2,526,328)
Proceeds from the issuance of notes payable                                     500,000          395,000
Proceeds  from  the  issuance  of  common  stock  in  a  private placement      600,000                -
Repayments of notes payable                                                           -          (70,000)
Proceeds from the sale of treasury stock                                              -           19,744
Purchase of treasury stock                                                      (32,779)          (9,233)
                                                                           -------------   --------------
Net cash provided by financing activities                                     1,747,776          875,634

Foreign currency translation                                                     (2,476)               -
                                                                           -------------   --------------
Net increase (decrease) in cash and cash equivalents                            129,103         (370,195)

Cash and cash equivalents, beginning of period                                  174,724          611,316
                                                                           -------------   --------------
Cash and cash equivalents, end of period                                      $ 303,827        $ 241,121
                                                                           =============   ==============



        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                          2003            2002
                                                       ----------      ---------


Supplemental disclosure of cash flow information:

Cash paid for interest                                 $ 100,597       $ 31,938
                                                       ==========     ==========

Cash paid for income taxes                              $ 41,408       $  1,320
                                                      ==========      ==========

        The accompanying notes are an integral part of these statements.

                     SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            March 31, 2003 and 2002

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2003, the consolidated statements of operation for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002 filed by the Company. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

NOTE B - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. In accordance with SFAS 145, the Company has reclassified the forgiveness of a shareholder's note receivable of $113,129 to the Company from extraordinary items to other income (expense) during the quarter ended March 31, 2002 as it did not meet the definition for classification as extraordinary. This reclassification had no effect on the Company's reported net loss per basic or diluted share for the three months ended March 31, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans for receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN No. 46 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

NOTE C - COLLATERAL SECURITY DEPOSIT

At March 31, 2003, the Company had a security deposit with a major supplier aggregating $250,000, which serves as collateral for credit purchases made by the Company from the supplier.

NOTE D - INVENTORY

Inventory, as of March 31, 2003, consisted of the following:


           Grocery, health and beauty products       $ 1,373,948

           General Merchandise                           332,271
                                                     -----------
                                                     $ 1,706,219
                                                     ===========

NOTE E - NOTES RECEIVABLE

In 2002, the Company provided $109,600 in financing to a customer engaged in establishing a distribution channel for the Company's products in Canada. The promissory note, which is secured, bears interest at 12%. The principal balance is due on December 31, 2004. Sales to this customer aggregated $996,000 during the three months ended March 31, 2003 and accounts receivable from this customer aggregates $781,000 at March 31, 2003. There were no sales to this customer during the three months ended March 31, 2002.

NOTE F - INVESTMENT

In December 2001, the Company made an investment in approximately 20% of the outstanding common stock of an investee. The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $40,562 and $15,206 during the three months ended March 31, 2003 and March 31, 2002, respectively.

Summarized results of operations of this investee for the three months ended March 31, 2003 and 2002 is as follows:

                                         2003               2002
                                     ------------      ------------
    Revenues                         $ 2,743,000        $1,890,000
    Operating expenses                (2,436,000)       (1,780,000)
    Other income                          20,000            24,000

    Income before income taxes           327,000           134,000
    Income tax expense                  (120,000)          (40,000)
                                     ------------      ------------
    Net income                       $   207,000         $  94,000
                                     ============      ============

NOTE G - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, the Company entered into a promissory note with a lender that provides for borrowings of $60,000, bears interest at a rate of 9% per annum and is due on December 31, 2004. On March 31, 2003 the Company entered into a modification agreement with the lender pursuant to which the Company exchanged the note for 15,300 shares of common stock valued at $40,000 and $20,000 in cash. The 15,300 shares of common stock were issued subsequent to March 31, 2003.

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit (the "2002 Lines") under the loans allow for the borrowing of up to $3.5 million based on the sum of 80% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $1,250,000 or (2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At March 31, 2003, the interest rate on outstanding borrowings was 17%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 225,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. The Company has guaranteed these loans on an unsecured basis.

On February 5, 2003, the Company received $500,000 pursuant to the issuance of two secured promissory notes. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 4, 2005. 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $56,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of an investee. (See Note F.)

NOTE H - STOCKHOLDERS EQUITY

During the three months ended March 31, 2003, the Company purchased 12,866 shares of its stock on the open market. These shares were recorded as treasury stock at their aggregate cost of approximately $32,869.

During the three months ended March 31, 2003, the Company issued 25,938 shares of common stock as compensation for services under existing agreements.

In January 2003, the Board of Directors of the Company approved a private placement of securities ("2003 Private Placement") in which 100,000 units were offered, with each unit consisting of one share of unregistered Class B; Series A Preferred Stock and four shares of unregistered restricted common stock, at a purchase price of $10.00 per unit. In February 2003, the Company sold 60,000 units and received aggregate proceeds of $600,000 as a result of the 2003 Private Placement.

The Company has 100,000 authorized shares of its Series A of Class B Preferred Stock. 60,000 shares were issued in conjunction with the 2003 Private Placement. The holders of Series A of Class B Preferred Stock have no voting rights with respect to general corporate matters. The holders of Series A of Class B Preferred Stock are entitled to receive dividends at the annual rate of $.90 per share per annum.

The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds of the Corporation, redeem the series A of Class B Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Series A of Class B Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If, however, as to each share of Series A Class B Preferred Stock outstanding, if such as not redeemed by the Company within 2 years of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Series A Class B Preferred Stock, 2 shares of the Company's unissued restricted Common Stock per share of Series A of Class B Preferred Stock for each year that said share is not redeemed.

NOTE I - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No.25") and has adopted the disclosure provisions of SFAS No. 148. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net income and earnings per share hand the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                    Three months ended March 31,
                                                         2003           2002

     Net loss, as reported                           $(132,818)     $(1,106,605)
     Add: Total stock-based employee
     compensation expense included
     in reported net loss                                    -           49,825
     Deduct: Total stock-based employee

     compensation expense determined
     under fair value-based method for all awards            -         (150,313)
                                                     ----------     ------------
     Pro forma net loss                              $(132,818)     $(1,207,093)
                                                     ==========     ============
     Loss per share
     Basic and diluted - as reported                 $   (0.09)     $     (0.88)
                                                     ==========     ============
     Basic and diluted - pro forma                   $   (0.09)     $     (0.96)
                                                     ==========     ============

Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option pricing model.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Other Liabilities

     Since 1999, the Company has disputed services performed by two vendors. The Company has entered into a settlement and release agreement in which the Company has paid $13,000 to one of the vendor and the Company has been released of its liability to that vendor. The Company has recorded a gain of $155,750 as a result of this release during the first quarter of 2003. In March 2003, the Company and the other vendor executed a settlement and release agreement. Pursuant to the terms of the settlement and release agreement, the Company was relieved of its obligation to pay for the services that was disputed. The Company recorded a gain of $127,000 as a result of the release by this vendor. These gains were recorded as a component of other income (expense) in the consolidated statements of operations.

2. Indemnification

     The subscription Agreement pursuant to which securities were offered in conjunction with the 2003 Private Placement contain provisions by which the Company is obligated to indemnify, defend and hold the purchaser harmless from and against any damages, liabilities, losses, judgement, claim, defiency or reasonable expense (including interest, penalties, reasonable attorney's fees and amounts paid in settlement) incurred or asserted against any purchaser arising out of or connected with, or as a result of (i) any failure of the Company to fulfill any terms or conditions of the Subscription Agreement, or any breach of the Company of any warranties contained in the Subscription Agreements and (ii) any claim, litigation, investigation or proceeding relating to any of the foregoing. As of March 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

NOTE K - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Companys identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                      Three Months Ended March 31, 2003 and 2002

                            Salon        Grocery and
                           Products       HBA (BtoB)       B2C         Total

Revenue           2003    $ 880,288     $ 7,889,209     $ 310,147   $ 9,079,644
                  2002    $ 796,134     $ 7,937,925     $ 334,233   $ 9,068,292

Net Income        2003    $( 89,051)      $( 90,455)    $  46,688    $( 132,818)
(Loss)            2002    $(256,756)      $(189,612)    $(660,237)  $(1,106,605)

Interest &        2003      $37,405         $68,394     $  7,284       $113,083
Finance           2002      $17,025         $18,274     $ 14,561        $49,860
Expenses

Depreciation &    2003     $ 53,244         $68,193     $26,513        $147,950
amortization      2002     $131,517         $68,140     $45,944        $245,601

The sale of Salon products, Grocery and Health & Beauty Aids are on a wholesale basic predominantly in the Northeastern United States. B to C Sales (business to Consumer) are sold over the Internet. Products sold online include Cigars, Salon Products and general merchandise.

Identifiable assets are as follows:

March 31, 2003             $2,661,059     $3,134,312   $1,374,258    $7,169,629
December 31, 2002          $2,193,471     $2,477,292   $1,200,906    $5,871,669

NOTE L- NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period.
Incremental shares from assumed exercises of stock options and warrants of 586,759 and 616,184 for the three months ended March 31, 2003 and 2002, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

The following data shows the amounts used in computing basic and diluted earnings per share:

                                                    Three Months ended March 31,

                                                       2003              2002

      Net loss applicable to common stock           $(132,818)     $(1,106,605)
                                                    ==========     ============
      Weighted-average number of shares in basic    1,401,040        1,262,343
       and diluted EPS                              ==========     ============

NOTE M - POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

NASDAQ has notified the Company that it had questions concerning, among other things, the Company's ability to maintain the minimum listing requirements for continued NASDAQ listing. On April 24, 2003, at the request of NASDAQ, the Company provided unreviewed balance sheet information as of March 31, 2003, the purpose of which was to demonstrate compliance with NASDAQ continued listing standards. The NASDAQ Listing Qualifications Panel subsequently confirmed the Company's compliance subject to the verification of the accuracy of the financial information presented to NASDAQ based upon the balance sheet information disclosed in this quarterly report.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands, Inc. (SYBR or the Company) is a holding company, which operates through three unique business segments that all utilize business logistics. The businesses include PHS Group (also known as Dealbynet), Gran Reserve Corporation (GRC), and Proset Hair Systems (Proset).

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

 RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO MARCH 31, 2002

The Company's statement of operations were comprised of the following:

Revenues                                    3/31/03         3/31/02   Change

PHS Group (BtoB)                        $ 7,889,209     $ 7,937,925      -1%

Proset                                    $ 880,288      $  796,134     -11%

B2C Sites (beautybuys & netcigar)         $ 310,147      $  334,233      -7%

Total                                    $9,079,644     $ 9,068,292       0%

Gross Profit                              $ 509,778      $  303,264      68%

Net Profit (loss)                        $ (132,818)   $ (1,106,605)     88%

Per share                                  $  (0.09)      $   (0.88)     90%

Weighted shares outstanding               1,401,040       1,262,343

     Gross profit increased by 68% to $509,778 from $303,264. The increase in gross profit occurred despite the fact that overall sales remained flat at $9.1 million for the first quarter of 2003. This improvement in gross profit is directly related to the Company's distribution and logistics operating model. The Company was able to increase its margin by managing its cost of distribution through the efficiency by which it executes its orders. By streamlining its operations through technology and logistics, it has been able to reduce its procurement costs and reduce its operating expense base once its infrastructure was developed. The Company's grocery business generated 61% of the Company's overall gross profit by increasing its gross profit percentage from 1.6% for the first quarter of 2002 to 4.0% for the first quarter of 2003.

                                      -12

Gross Profit Analysis table


                     Gross Profit   Gross Profit   Gross Profit   Gross Profit  Gross Profit  Gross Profit
                          3/31/03        3/31/02        3/31/03   Contribution       3/31/02  Contribution

   PHS Group (BtoB)          4.0%           1.6%       $315,567          61.9%      $128,552         42.4%

   Proset Salon             11.9%          12.2%       $104,442          20.5%       $97,134         32.0%
      Products

    GRC (BtoC)              11.9%          12.2%        $89,769          17.6%       $77,578         25.6%

     Total Gross            29.0%          23.2%       $509,778                     $303,264
     Profit


     Selling, general and administrative expenses decreased by 30.1% to $666,781 for the three months ended March 31, 2003 as compared to $954,378 for the three months ended March 31, 2002. Contributing to the decrease in selling, general and administrative expenses was a $100,000 decrease in compensation charges related to the issuance of stock-based compensation to employees and vendors. The Company also had recorded a bad debt recovery of $35,000 during the first quarter of 2003 as compared to a provision for doubtful accounts of $58,000 for the first quarter of fiscal 2002. Depreciation and amortization expenses were further reduced by 39.8% to $147,950 at March 31, 2003, predominately due to the adoption of FAS 142. This reduction was also a factor in the reducing the operating loss of the Company.

     Other income and expense increased from expense of $208,570 for the three months ended March 31, 2002 to income of $213,543 for the three months ended March 31, 2003. The components of other income and expenses include financing costs as well as non-recurring items. In the first quarter of 2003, financing cost increased by 127% to $113,083 predominantly due to inventory financing and trade credit extension. The Company is able to recognize better operating profits through wholesaling, but needs to extend credit terms of 10 to 45 days, thus increasing its financing costs. The Company further extinguished $282,750 of accounts payable relating to online advertising that has been disputed for a long period.

     The net loss of the Company was reduced by 88% to a net loss of $132,818 or $0.09 per share for the three months ended March 31, 2003 as compared to a net loss of $1.1 million or $0.88 per share for the three months ended March 31, 2002. The improvement in profitability is predominately related to a reduction of operating expenses and an increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's major lender is the International Investment Group Trade Opportunities Fund (IIG). IIG finances two of the Company's major subsidiaries, PHS Group and Gran Reserve Corporation (GRC). The line of credit with IIG allows for borrowings up to $3.5 million for accounts receivable, orders, and inventory. The term of the agreement is for one year and allows for automatic renewals. Outstanding borrowings are collateralized by a continuing security interest in all of the Company's accounts receivable, chattel paper, and inventory, orders in transit equipment, instruments, investment property, documents and general intangibles. All of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged PHS to use its platform to reduce product distribution costs through logistics. The Company's believes that its working capital metrics are stable and rely on continuous sales flow. By maintaining a revolving line of credit from IIG that provides the Company with advance rates of 80% against receivables and 50% against inventory and orders, the Company believes that sufficient working capital is available to increase Company sales to about $40 million per year. This prediction is a forward looking statement subject to uncertainties but the Company believes such outcome is attainable

     The Company's predominant need for liquidity is its requirement to finance its Receivables and Inventory requirements. In order to finance its requirements the Company relies on Asset based lending, trade financing as well as its cash flow. The Company's major lender IIG provides receivable and inventory financing to its Grocery, HBA, Salon, and Cigar businesses. In addition, most of the Company's major vendors provide payment terms for purchases ranging from 10 to 30 days.

     Working capital improved to $832,448 at March 31, 2003 as compared to $51,542 at December 31, 2002. The Company's liquidity improved through the placement of $600,000 of restricted series A Class B preferred as well as the placement of $500,000 of long-term notes. The Company utilizes this placement to leverage its revolving line of credit of IIG so that it can maximize its ability to generate sales through inventory and receivable financing. Shareholders equity imporved by $537,183, predominately due to the private placement of $600,000 during the first quarter of 2003.

     In January 2003, the Board of Directors of the Company, in connection with maintaining its Nasdaq small cap listing requirements of having a $2.5 million shareholder equity, approved a private placement of securities ("2003 Private Placement") in which 100,000 units were offered, with each unit consisting of one share of unregistered Series A Class B Preferred Stock and four shares of unregistered restricted common stock, at a purchase price of $10.00 per unit. In February 2003, the Company sold 60,000 units and received aggregate proceeds of $600,000 as a result of the 2003 Private Placement.

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

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of March 31, 2003.


                  Payment due by period   Less than 1 year    1 - 3 years    4 - 5 years   After 5 years    Total

                         Line-of-credit    $2,434,674              -              -               -        $2,434,674

                          Notes Payable       $20,000           $500,000          -               -        $  520,000

                       Operating Leases       $22,216           $417,773       $200,670         $26,007    $  666,666

     Total Contractual Cash Obligations    $2.476,890           $917,773       $200,670         $26,007    $3,621,340


CRITICAL ACCOUNTING POLICIES.

     The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on going basis, management evaluates these estimates. Management uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of the Company's financial statements.

ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company's accounts receivable are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense.

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At March 31, 2003 the Company has established a full valuation allowance.

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. In accordance with SFAS 145, the Company has reclassified the forgiveness of a shareholder's note receivable of $113,129 to the Company from extraordinary items to other income (expense) during the quarter ended March 31, 2002 as it did not meet the definition for classification as extraordinary. This reclassification had no effect on the Company's reported net loss per basic or diluted share for the three months ended March 31, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans for receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN No. 46 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

SEASONALITY

     Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar product sales also increase during holiday periods and summer months, but also sales increases occur during periods of special sporting events.

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

     1. THE COMPANY HAS INCURRED OPERATING LOSSES.

     The Company has a long history of operating losses. To date, a large portion of the Company's expenses have been financed through capital raising activities. Although the Company has narrowed its losses, it still continues to report operating deficits as opposed to profits. A large portion of the Company's historical losses are a direct result of fees and expenses paid for in stock and/or barter. At this time the Company has no plans for material issuances of stock or barter transactions and believes that its operating businesses are sustainable through current operating cash flow. However, due to a pattern of historical losses, there is no assurance that further capital will not be needed for operating purposes.

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

     5. RELIANCE ON COMMON CARRIERS.

     The Company does not utilize its own trucks in its business and is dependent, for shipping of product purchases, on common carriers in the trucking industry. Although the Company uses many different common carriers, the trucking industry is subject to strikes from time to time, which could have material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

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

     8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the NASDAQ Small Cap system has in the recent past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified that stockholders' equity has fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has adopted, and the Commission has approved, certain changes to its maintenance requirements including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders'equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported on the OTC Bulletin Board or on the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" contained in the Company's Annual Report of Form 10-KSB for the year -ended December 31, 2002 for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock is presently above and has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has presently achieved a level of Stockholders' equity above $2,500,000. NASDAQ Listing Qualifications has recently confirmed the Company's compliance with standards for continued listing on the NASDAQ Small Cap Market. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

     In addition numerous tobacco litigation has been commenced and may in the future be instituted, all of which may adversely affect(albeit focusing primarily on cigarette smoking) cigar consumption and sale and may pressure applicable government entities to institute further and stricter legislation to restrict and possibly prohibit cigar sale and consumption, any and all of which may have an adverse affect on Company business (see "Government Regulation -Tobacco Industry Regulation and Tobacco Industry Litigation" supra).

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

     In the area of user privacy, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area. The Company does not sell personal user information regarding its customers. The Company does use aggregated data for analysis regarding the Company network, and does use personal user information in the performance of its services for its customers. Since the Company does not control what its customers do wth the personal user information they collect, there can be no assurance that its customers' sites will be considered compliant.

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

Part II - Other Information

Item 3-Controls and Procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective in timely alerting them to material information relating to the Company (including its Consolidated Subsidiaries) required to be included in the Company's periodic reports.

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after May 6, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

Item 4-Submission of matters to vote of security holders.

     1. No matters were submitted to vote of shareholders for the first quarter ended March 31, 2003.

Item 6- Exhibits and Reports on Form 8-K

     (1) 99.1 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

     (2) There were no reports filed on 8-K for the relevant period. There was however an 8-K report filed on April 24, 2003 at the request of NASDAQ authorities where the Company provided unreviewed balance sheet information, the purpose of which was to demonstrate compliance with NASDAQ continued listing standards which the Company believed would be, and in fact has been, confirmed in the Company's filing of its first quarter 2003 10Q. NASDAQ Listing Qualifications subsequently confirmed the Company's compliance based upon the accuracy of the financial information presented in such unreviewed balance sheet information disclosed in the referenced 8K report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Synergy Brands, Inc.

                                          /s/ Mair Faibish
                                          -----------------------
Date: 5/14/03

-----------------------------
By:  Mair Faibish
Chief Executive Officer


                                          /s/  Mitchell Gerstein
                                          ------------------------
Date: 5/14/03

-----------------------------
By:  Mitchell Gerstein
Chief Financial Officer

                                 Certifications

I, Mair Faibish, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Synergy Brands, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakneses.

Date:   May 14, 2003

/s/ Mair Faibish
-----------------------
Mair Faibish
Chief Executive Officer

I, Mitchell Gerstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Synergy Brands, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakneses.

Date: May 14, 2003

/s/ Mitchell Gerstein
---------------------------
Mitchell Gerstein
Chief Financial Officer

                                  Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350 (adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2003

/s/ Mair Faibish
-----------------------
Mair Faibish
Chief Executive Officer

                                  Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350 (adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2003

/s/ Mitchell Gerstein
------------------------
Mitchell Gerstein
Chief Financial Officer