Form 10QSB
period 2003-06-30
SYNERGY BRANDS INC
filed 2003-08-15
CIK 870228

FORM 10QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended JUNE 30, 2003

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

                                     [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 2003 there were 1,656,859 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2003

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                             Page

Item 1: Financial Statements

         Consolidated Balance Sheet  as of June 30, 2003
         (Unaudited)                                                     2 - 3

         Consolidated Statements of Operations for the six
         months ended June 30, 2003 and 2002 (Unaudited)                     4

         Consolidated Statements of Operations for the three months
         ended June 30, 2003 and 2002.  (Unaudited)                          5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2003 and 2002 (Unaudited)                        6 - 7

         Notes to Consolidated  Financial Statements                    8 - 16

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 17 - 24

         Forward Looking Information and Cautionary Statements         25 - 37

         Item 3: Controls and Procedures                                    38

PART II: OTHER INFORMATION

         Item 4: Submission of matters to a vote of Security Holders        38

         Item 6: Exhibits and Reports on Form 8-K                           38

         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003

                                   (Uuaudited)

ASSETS
------
  Current Assets:
    Cash and cash equivalents                                                   $  137,318
    Cash collateral security deposit                                               250,000
    Marketable Securities                                                            4,410
    Accounts Receivable, less allowance for doubtful accounts of $127,481        2,960,738
    Inventory                                                                    1,922,309
    Prepaid assets                                                                 468,996
                                                                                ----------
          Total Current Assets                                                   5,743,771

Property and Equipment, Net                                                        442,810

Other Assets                                                                       188,102

Note Receivable                                                                    109,600

Web Site Development Costs,
    net of accumulated amortization of $769,185                                    160,294

Intangible Assets,
    net of accumulated amortization of $1,669,580                                1,699,709
                                                                                ----------

Total Assets                                                                    $8,344,286
                                                                                ==========

         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003

                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line-of-Credit                                                                         $3,295,677
    Accounts Payable and Accrued Expenses                                                   1,855,043
    Related Party Note Payable                                                                 62,681
                                                                                         ------------
         Total Current Liabilities                                                          5,213,401

Notes Payable, Net of Discount                                                                451,779

Stockholders' Equity:
Class A Preferred  stock - $.001 par value;  100,000  shares  authorized  and
outstanding; liquidation preference of $10.50 per share                                           100
Class B preferred stock - $.001 par value; 9,900,000 shares authorized                              -
Class  B,  Series  A  Preferred  stock  - $.001  per  value;  500,000  shares
authorized;  60,000 shares outstanding;  liquidation preference of $10.00 per share                60
Common stock - $.001 par value; 49,900,000 Shares
   authorized 1,514,359 shares outstanding                                                      1,514
Additional paid-in capital                                                                 36,070,709
Deficit                                                                                   (33,326,473)
Accumulated other comprehensive loss                                                           (5,586)

Less, treasury stock, at cost, 20,366 shares                                                  (61,218)
                                                                                         ------------
Total stockholders' equity                                                                  2,679,106

Total Liabilities and Stockholders Equity                                                  $8,344,286
                                                                                         ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                               2003                      2002

Net Sales                                                 $ 17,834,870                $ 15,745,952
                                                        --------------             ---------------
Cost of Sales
     Cost of product                                        16,033,491                  14,824,745
     Shipping and handling costs                               377,267                     272,793
                                                        --------------             ---------------
                                                            16,410,758                  15,097,538
                                                        --------------             ---------------

   Gross Profit                                              1,424,112                     648,414

Operating expenses
   Selling General and Administrative Expenses               1,408,750                   1,772,285
   Depreciation and Amortization                               296,752                     498,432
                                                        --------------             ---------------
                                                             1,705,502                   2,270,717
                                                        --------------             ---------------

Operating loss                                               (281,390)                 (1,622,303)

Other Income (Expense)
  Interest Income                                                6,662                      19,261
 Other Income (Expense)                                        314,428                    (39,975)
 Equity in earnings of investee                                 79,406                      37,253
  Interest and Financing Expense                             (303,317)                    (103,242)
                                                        --------------             ---------------
                                                                97,179                     (86,703)

     Loss before income taxes                                (184,211)                  (1,709,006)

Income tax expense                                              32,658                      15,304
                                                        --------------             ---------------
NET LOSS                                                     (216,869)                  (1,724,310)

Dividend-Preferred Stock                                      (13,500)                           -
                                                        --------------             ---------------
Net loss available to Common Stockholders                   $(230,369)                 $(1,724,310)
                                                        ==============             ===============
Basic and diluted net loss per common share:                  $ (0.16)                     $ (1.36)
                                                        ==============             ===============


         The accompanying notes are an integral part of these statements

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                              2003                      2002

Net Sales                                                $ 8,755,226                 $ 6,677,660
                                                        --------------             -------------
Cost of Sales
     Cost of product                                       7,624,076                   6,187,755
     Shipping and handling costs                             216,816                     144,755
                                                        --------------             -------------
                                                           7,840,892                   6,332,510
                                                        --------------             -------------

   Gross Profit                                              914,334                     345,150

Operating expenses
   Selling General and Administrative Expenses               741,969                     817,907
   Depreciation and Amortization                             148,802                     252,831
                                                        --------------             -------------
                                                             890,771                   1,070,738
                                                        --------------             -------------

Operating income (loss)                                       23,563                   (725,588)

Other Income (Expense)
  Interest Income                                              3,348                         319
 Other Income (Expense)                                       31,678                     152,883
 Equity in earnings of investee                               38,844                      22,047
  Interest and Financing Expense                           (190,234)                     (53,382)
                                                        --------------             -------------
                                                           (116,364)                     121,867

     Loss before income taxes                               (92,801)                    (603,721)

Income tax expense                                           (8,750)                      13,984
                                                        --------------             -------------
NET LOSS                                                    (84,051)                    (617,705)

Dividend-Preferred Stock                                    (13,500)                           -
                                                        --------------             -------------
Net loss available to Common Stockholders                  $(97,551)                   $(617,705)
                                                        ==============             =============
Basic and diluted net loss per common share:               $ (0.07)                      $ (0.48)
                                                        ==============             =============


         The accompanying notes are an integral part of these statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                              2003                 2002
                                                                         ---------------     ---------------
Cash Flows From Operating Activities:
Net loss available to Common Stockholders                                   $ (216,869)        $ (1,724,310)
Adjustments to Reconcile Net loss to net cash
   used in operating activities
   Depreciation and Amortization                                                296,752              498,432
   Amortization of debt discount                                                  7,779                    -
   (Recovery of)/ provision for doubtful accounts                              (35,090)               58,000
   (Gain) Loss on sale of marketable securities                                   (938)               66,684
   Loss on sale of preferred stock of Investee                                        -               57,600
   Gain on dissolution of subsidiary                                                  -             (215,250)
   Equity in earnings of investee                                              (79,406)              (37,253)
   Loss on forgivness of stockholders note receivable                                 -              113,129
   Gain on settlement of other liabilities                                    (282,750)                    -
   Dividends on preferred stock of subsidiary                                         -                6,125
   Common stock and options issued in conjunction
   with compensation plan                                                        44,229              306,470
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts Receivable                                                      (1,055,550)           (1,071,551)
   Inventory                                                                  (847,401)              111,027
   Prepaid  assets,  related  party  note  receivable  and other assets        (78,512)               21,267
Net increase (decrease) in:
   Accounts Payable and Accrued Expenses and
   other current liabilities,                                                  225,461            (1,324,048)
                                                                         ---------------     ---------------
      Net cash used in operating activities                                 (2,022,295)           (3,133,678)

Cash Flows From Investing Activities
Purchase of business                                                          (425,000)                    -
Refund of collateral security deposit                                                -               658,542
Payment of collateral security deposit                                        (250,000)                    -
Purchase of marketable securities                                               (3,805)             (636,012)
Proceeds from sale of marketable securities                                      3,231             2,299,050
Purchase of property and equipment                                             (29,601)               (9,441)
Repayments on notes receivable                                                     800                     -
Proceeds from the sale of preferred stock of investee                                -               230,400
Purchase of trade names and customer lists                                           -              (250,000)
                                                                         ---------------     ---------------
       Net cash (used in) provided by investing activities                    (704,375)            2,292,539

Cash Flows From Financing Activities
Borrowings under line of credit                                               8,722,475            5,340,592
Repayments of line of credit                                                 (7,180,917)          (4,838,282)
Proceeds from the issuance of notes payable                                     500,000              722,778
Proceeds  from  the  issuance  of  common  stock
and Preferred Stock in  a  private placement                                    700,000                    -
Proceeds from the exercise of stock options                                      20,000                    -
Repayments of notes payable                                                     (20,000)            (542,778)
Proceeds from the sale of treasury stock                                              -               67,318
Payment of Dividends                                                            (13,500)
Purchase of treasury stock                                                      (32,779)             (36,185)
                                                                         ---------------     ---------------
Net cash provided by financing activities                                     2,695,279              713,443

Foreign currency translation                                                     (6,015)                   -
                                                                         ---------------     ---------------
Net decrease in cash and cash equivalents                                       (37,406)            (127,696)
Cash and cash equivalents, beginning of period                                  174,724              611,316
                                                                         ---------------     ---------------
Cash and cash equivalents, end of period                                     $ 137,318              $438,620
                                                                         ===============     ===============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                       2003           2002
                                                    ---------    ---------

Supplemental disclosure of cash flow information:

Cash paid for interest                              $ 252,325      $ 68,901
                                                    ==========   ==========

Cash paid for income taxes                          $  32,658      $ 15,304
                                                    ==========   ==========

        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2003 and 2002

     NOTE A - UNAUDITED FINANCIAL STATEMENTS

     The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the six months ended June 30, 2003 and 2002, the consolidated statements of operations for the three months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002 filed by the Company. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

     NOTE B - STOCK-BASED COMPENSATION

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


                                                     Six months ended June 30,     Three months ended June 30,
                                                       2003           2002            2003             2002

     Net loss available to common stockholders,
       as reported                                 $ (230,369)    $ (1,724,310)   $ (97,551)       $ (617,705)
     Add: Total stock-based employee
     compensation expense included
     in reported net loss                                   -     $     49,825            -                 -
     Deduct: Total stock-based employee
     compensation expense determined
     under fair value-based method for all awards          -     $   (300,625)           -        $ (150,313)
                                                    ----------    -------------   ----------       -----------
     Pro forma net loss                             $(230,369)    $ (1,975,110)   $ (97,551)       $ (768,018)
                                                    ==========    =============   ==========       ===========
     Loss per common share
     Basic and diluted - as reported                $    (.16)    $      (1.36)   $    (.07)       $     (.48)
                                                    ==========    =============   ==========       ===========
     Basic and diluted - pro forma                  $    (.16)    $      (1.54)   $    (.07)       $     (.59)
                                                    ==========    =============   ==========       ===========


     Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option pricing model.

     NOTE C - IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. In accordance with SFAS 145, the Company has reclassified the forgiveness of a shareholde's note receivable of $113,129 to the Company from extraordinary items to other income (expense) during the six months ended June 30, 2002 as it did not meet the definition for classification as extraordinary. This reclassification had no effect on the Company's reported net loss per basic or diluted share for the six months ended June 30, 2002.

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

     In April 2003, the FASB issued SFAS No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations. In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

     NOTE D - ACQUISITION

     On June 1, 2003, the company acquired the common stock of Ranley Group, Inc. (d.b.a Cigars Around the World ("CAW") of Chicago, Illinois. CAW is a leading supplier of premium hand made cigars to some of the most prestigious hotels, restaurants, casinos and golf clubs in the United States. The purchase price for the assets and liabilities acquired was approximately $425,000, of which $178,854 has been paid as of June 30, 2003, with the balance due by August 31, 2003. Additional consideration of up to $450,000, to be paid through the issuance of Class B, Series A Preferred stock is payable on various dates through May 2006, based upon the achievement of certain targeted operating results of CAW, as defined.

     The acquisition of CAW has been accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations." The operations of CAW have been included in the Company's statement of operations since the acquisition date. The following table summarizes the assets and liabilities acquired from CAW based upon the Company's preliminary allocation of the purchase price, which is subject to adjustment:

Cash                                           $  11,000
Accounts Receivable                              374,000
Other Assets                                       9,000
Intangible Assets                                425,000
Accounts Payable                                (331,000)
Other Current Liabilities                        (35,000)
Other Long-Term Liabilities                      (28,000)
                                              -----------
                                               $  425,000
                                              ===========

     The primary reason for the acquisition of CAW and the main factor that contributed to a purchase price in excess of the net assests acquired is that CAW is expected to positively impact the Company's results of operations, in that CAW is expected to have limited selling, general and administrative expenses as such business is a stragic addition to the Company's current internet operations. CAW distribution will be handled at Synergy's current cigar distribution facilities in Florida. The Company's cigar operations are conducted through Gran Reserve Corporation ("GRC"), which is wholly owned by the Company.Summarized below are the unaudited pro forma results of operations of the Company as if CAW had been acquired at the beginning of the fiscal periods presented:

                                                Six Months ended June 30,

Net Sales                                     $18,360,000         $16,396,000
Net  Loss                                        (204,000)         (1,755,000)

Net loss  per common share:

Basic                                              $(.15)              $(1.37)
Diluted                                            $(.15)              $(1.37)

     The pro forma financial information presented above for the six months ended June 30, 2003 and 2002 are not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

     NOTE E - COLLATERAL SECURITY DEPOSIT

     At June 30, 2003, the Company had a security deposit with its lender in the amount of $250,000, which serves as collateral for its $7 million revolving line of credit.

     NOTE F - INVENTORY

     Inventory, consisting of goods held for sale, as of June 30, 2003, consisted of the following:

           Grocery, health and beauty products               $1,618,147

           General Merchandise                                  304,162
                                                             ----------
                                                             $1,922,309
                                                             ==========

    NOTE G-NOTES RECEIVABLE

     In 2002, the Company provided $109,600 in financing to a customer engaged in grocery wholesaling products in Canada. The promissory note, which is secured, bears interest at 12%. The principal balance is due on December 31, 2004. Sales to this customer aggregated $2,268,718 during the six months ended June 30, 2003 and accounts receivable from this customer aggregates $1,116,491at June 30, 2003. There were no sales to this customer during the six months ended June 30, 2002.

    NOTE H - INVESTMENT

     In December 2001, the Company made an investment in approximately 20% of the outstanding common stock of an investee (Interline Travel and Tours). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $79,406 and $37,253 during the six months ended June 30, 2003 and June 30, 2002, respectively.

     Summarized results of operations of this investee for the six months ended June 30, 2003 and 2002 is as follows:

                                                2003           2002
                                             -----------       ----------
    Revenues                                 $5,433,000       $4,720,000

    Operating expenses                       (4,836,000)      (4,440,000)

    Other income                                 34,000           35,000

    Income before income taxes                  631,000          315,000

    Income tax expense                         (224,000)        (120,000)
                                             -----------       ----------
    Net income                                $ 407,000          195,000
                                             ===========       ==========

    NOTE I - LINE-OF-CREDIT AND NOTES PAYABLE

     In 2002, the Company entered into a promissory note with a lender that provides for borrowings of $60,000, bears interest at a rate of 9% per annum and is due on December 31, 2004. On March 31, 2003 the Company entered into a modification agreement with the lender pursuant to which the Company exchanged the note for 15,300 shares of common stock valued at $40,000 and $20,000 in cash.

     In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit (the "2002 Lines") as amended in July 2003, under the loans allow for the borrowing of up to $7,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At June 30, 2003, the interest rate on outstanding borrowings was 17%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 225,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. The Company has guaranteed these loans on an unsecured basis.

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

     NOTE J - STOCKHOLDERS EQUITY

     During the six months ended June 30, 2003, the Company purchased 12,866 shares of its stock on the open market. These shares were recorded as treasury stock at their aggregate cost of approximately $32,779.

     During the six months ended June 30, 2003, the Company issued 25,938 shares of common stock as compensation for services under existing agreements, and recorded a charge to operation of $44,229.

     In January 2003, the Board of Directors of the Company approved a private placement of securities ("2003 Private Placement") in which 100,000 units were offered, with each unit consisting of one share of unregistered Class B; Series A Preferred Stock and one share of unregistered restricted common stock, at a purchase price of $10.00 per unit. In February 2003, the Company sold 60,000 units and received aggregate proceeds of $600,000 as a result of the 2003 Private Placement.

     In June 2003, the Board of Directors of the Company approved an increase to 500,000 authorized shares, Class B series A Preferred Stock. The Board of Directors approved a second Private Placement in which 100,000 shares were offered, with each unit consisting of one share of unregistered Class B; series A Preferred Stock and one share of unregistered restricted Common Stock at a purchase price of $10.00 per unit. In June 2003, the Company sold 10,000 units and received aggregate proceeds of $100,000. Subsequently, in July 2003, the Company sold 90,000 units and received proceeds of $900,000.

     The Company has 500,000 authorized shares of its Series A of Class B Preferred Stock . 160,000 shares were issued in conjunction with the 2003 Private Placements. The holders of Series A of Class B Preferred Stock have no voting rights with respect to general corporate matters. The holders of Series A of Class B Preferred Stock are entitled to receive dividends at the annual rate of $.90 per share per annum.

     The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds of the Corporation, redeem the series A of Class B Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Series A of Class B Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If, however, as to each share of Series A Class B Preferred Stock outstanding, if such as not redeemed by the Company within 2 years of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Series A Class B Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Series A of Class B Preferred Stock for each year that said share is not redeemed. No more than 19.9% of the Company's stock can be issued in connection with stock divided payments against the Series A, Class B preferred stock.

     NOTE K - COMMITMENTS AND CONTINGENCIES

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

     2. Indemnification

     The subscription Agreement pursuant to which securities were offered in conjunction with the 2003 Private Placement contain provisions by which the Company is obligated to indemnify, defend and hold the purchaser harmless from and against any damages, liabilities, losses, judgement, claim, defiency or reasonable expense (including interest, penalties, reasonable attorney's fees and amounts paid in settlement) incurred or asserted against any purchaser arising out of or connected with, or as a result of (i) any failure of the Company to fulfill any terms or conditions of the Subscription Agreement, or any breach of the Company of any warranties contained in the Subscription Agreements and (ii) any claim, litigation, investigation or proceeding relating to any of the foregoing. As of June 30, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

     NOTE L - SEGMENT AND GEOGRAPHICAL INFORMATION

     All of the Companys identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                     Six Months Ended June 30, 2003 and 2002


                                  Salon        Grocery and
                                 Products       HBA (BtoB)         B2C           Total

Revenue
                      2003    $ 2,256,876     $ 14,613,421      $ 964,573     $ 17,834,870
                      2002    $ 1,470,983     $ 13,603,019      $ 671,950     $ 15,745,952

Net Income            2003      $(166,832)       $  23,267      $ (73,304)    $   (218,869)
(Loss)                2002      $(424,740)       $(361,884)     $(937,686)    $ (1,724,310)

Interest &            2003        $90,215        $ 196,603        $16,499         $303,317
Finance   Expenses    2002        $26,396        $  40,655        $36,191         $103,242

Depreciation &        2003       $106,488        $ 136,386        $53,878         $296,752
amortization          2002       $263,034        $ 136,280        $99,118         $498,432


     The sale of Salon products, Grocery and Health & Beauty Aids are on a wholesale basic predominantly in the Northeastern United States. B to C Sales (business to Consumer) are sold over the Internet. Products sold online include Cigars, Salon Products and general merchandise.

     Identifiable assets are as follows:


     June 30, 2003             $2,786,385       $3,584,361     $1,973,540       $8,344,286
     December 31, 2002         $2,193,471       $2,477,292     $1,200,906       $5,871,669


                    Three Months Ended June 30, 2003 and 2002


                                  Salon        Grocery and
                                 Products       HBA (BtoB)         B2C           Total

     Revenue          2003     $1,376,588       $6,724,212       $654,426       $8,755,226
                      2002       $674,849       $5,665,094       $337,717       $6,677,660

     Net Income       2003       $(77,781)        $113,722      $(119,992)        $(84,051)
     (Loss)           2002      $(167,984)       $(172,273)     $(277,448)       $(617,705)

     Interest &       2003        $52,810         $128,209         $9,215         $190,234
     Finance Expenses 2002         $9,371          $22,381        $21,630          $53,382

     Depreciation &   2003        $53,244          $68,193        $27,365         $148,802
     amortization     2002       $131,517          $68,140        $53,174         $252,831


     NOTE M- NET LOSS PER SHARE

     Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 586,754 and 653,684 for the six months ended June 30, 2003 and 2002, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

     The following data shows the amounts used in computing basic and diluted earnings per share:

                                                    Six Months ended June 30,

                                                        2003         2002

     Net loss applicable to common stock           $ (230,369)    $(1,724,310)

     Weighted-average number of shares in basic    $1,439,316      1,279,499
      and diluted EPS

                                                    Three Months ended June 30,
                                                        2003         2002

     Net loss applicable to common stock            $  (97,551)   $  (617,705)

     Weighted-average number of shares in basic     $1,477,171     1,296,467
      and diluted EPS

     NOTE N - POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     NASDAQ has notified the Company that it had questions concerning, among other things, the Company's ability to maintain the minimum listing requirements for continued NASDAQ listing. On April 24, 2003, at the request of NASDAQ, the Company provided unreviewed balance sheet information as of March 31, 2003, the purpose of which was to demonstrate compliance with NASDAQ continued listing standards. The NASDAQ Listing Qualifications Panel subsequently confirmed the Company's compliance subject to the verification of the accuracy of the financial information presented to NASDAQ based upon the balance sheet information disclosed in the March 31, 2003 quarterly report.

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

     PHS Group is a grocery logistics business used for the purchase of brand name grocery and Health and Beauty Aids (HBA) products and resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery HBA sectors. Distribution of such products is directed to major retailers and wholesalers from major U.S. consumer product manufacturers. PHS has positioned itself a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

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

     The Company also owns 20% of the outstanding common stock of Interline Travel and Tours, Inc. (ITT). The Company believes that its capital investment in this unique travel Company may provide for the future capital appreciation. Synergy Brands does not manage ITT and relies on such company's management for day-to day operations. ITT provides cruise and resort hotel packages through a proprietary reservation system to solely airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry. Information on ITT can be found at www.store.perx.com.

   Results for the six months ended June 30, 2003 as compared to June 30, 2002

    The Company's statements of operations were comprised of the following:


    Net Sales                                      6/30/03             6/30/02      % Change

    PHS Group (BtoB)                            $ 14,613,421        $ 13,603,019        7%

    Proset (Salon hair care products)             $2,256,876         $ 1,470,983       53%

    B2C Sites (beautybuys & GRC)                   $ 964,573          $  671,950       44%

    Total net sales                             $ 17,834,870        $ 15,745,952       13%

    Gross Profit                                 $ 1,424,112          $  648,414      120%

                                                         8.0%                4.1%      94%

    Net Loss                                       $(216,869)       $ (1,724,310)      87%

    Depreciation and Amortization expense          $ 296,752           $ 498,432       40%

    *Adjusted operatiing income (loss)              $ 79,883        $ (1,225,878)     107%

    Basic & diluted net loss per common share       $  (0.16)          $   (1.36)      88%

    Weighted average shares outstanding            1,439,316           1,279,499


     * Adjusted operating income (loss) represents operating income (loss) less Deprecation and Amortization expenses.

     Sales increased by 13% to $17.8 million for the six months ended June 30, 2003. The rise is attributable to a 53% increase in sales of salon hair care products as well as a 44% increase in Internet related sales, especially in the Company's premium Cigar operation resulting from the purchase of Cigars Around the World during the three months ended June 30, 2003. The grocery business
(BtoB) increased by 7% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Although sales increased by 13%, the Company's gross profit increased by 120% to $1.4 million for the six months ended June 30, 2003. The Company increased its margin due to two factors; (i) Sales of salon products and Internet related goods categories materially increased, which sales traditionally result in a higher gross margin to the Company and (ii) Promotional funding from the Company's suppliers materially increased for the six months period as compared to the prior period in the Company's grocery BtoB operation.

    Gross Profit Analysis table


                   Gross       Gross      Gross           Gross Profit    Gross        Gross Profit
                   Profit      Profit     Profit          Contribution    Profit       Contribution
                   6/30/03     6/30/02    6/30/03                         6/30/02

     PHS Group       6.3%       2.2%       $918,330        64.5%          $292,691         45.1%
     (BtoB)

     Proset Salon   10.9%       13.7%      $246,108        17.3%          $201,254         31.0%
     Products

     B2C sites      26.9%       23.0%      $259,674        18.2%          $154,469         23.9%

     Total           8.0%        4.1%    $1,424,112                       $648,414
     Gross Profit


     Selling, general and administrative expenses decreased by 20.5% to $1,408,750 for the six months ended June 30, 2003 as compared to $1,772,285 for the six months ended June 30, 2002. Contributing to the decrease in selling, general and administrative expenses was a $100,000 decrease in compensation charges related to the issuance of stock-based compensation to employees and vendors. The Company also had recorded a bad debt recovery of $35,000 during the first six months of 2003 as compared to a provision for doubtful accounts of $58,000 for the first six months of fiscal 2002. Depreciation and amortization expenses were further reduced by 40.5% to $296,752 for the six months ended June 30, 2003, predominately due to the adoption of FAS 142. This reduction was also a factor in reducing the operating loss of the Company.

     Other income and expense increased from expense of $86,703 for the six months ended June 30, 2002 to income of $97,179 for the six months ended June 30, 2003. The components of other income and expenses include financing costs as well as non-recurring items. For the six months ended June 30, 2003, financing cost increased by 194% to $303,317 predominantly due to inventory financing and trade credit extension. The Company is able to recognize better operating profits through wholesaling, but needs to extend credit terms of 10 to 45 days, thus increasing its financing costs. The Company further extinguished $282,750 of accounts payable relating to online advertising that had been disputed for a long period.

     The net loss of the Company was reduced by 87% to a net loss of $216,869 or $(0.16) per common share for the six months ended June 30, 2003 as compared to a net loss of $1,724,310 or $1.36 per common share for the six months ended June 30, 2002. The improvement in profitability is predominately related to a reduction of operating expenses and an increase in gross profit.

     The Company owns a 20% equity stake in ITT. The Company recorded earnings under the equity method in ITT of $79,406 for the six months ended June 30, 2003 as compared to $37,253 profit for the six months ended June 30, 2003. For the full fiscal year period of ITT, which ended June 30, 2003, ITT generated almost $900,000 in pre-tax income. The Company's share under the equity method would have amounted to $180,000 for the full fiscal year. The Company has this investment recorded on its Balance sheet at a value of $151,587. Management believes, with no assurances, that its book value based upon cost is materially lower then the potential market value of this investment. Subsequent to this investment, certain shareholders of ITT provided Synergy with $850,000 in 12% notes that are secured by Synergy's investment in ITT. The Company, together with ITT, is exploring all possible options to optimize the valuation of ITT.

  Results for the three months ended June 30, 2003 as compared to June 30, 2002

    The Company's statements of operations were comprised of the following:



    Net sales                                  6/30/03            6/30/02        % Change

    PHS Group (BtoB)                          $6,724,212        $ 5,665,094         19%

    Proset (Salon hair care products)         $1,376,588          $ 674,849        104%

    B2C Sites (beautybuys & GRC)               $ 654,426          $ 337,717         94%

    Total net sales                           $8,755,226        $ 6,677,660         31%

    Gross Profit                               $ 914,334         $  345,150        165%

                                                    10.4%               5.2%       102%

    Net Loss                                   $ (84,051)        $ (617,705)        84%

    Deprecation and Amortization expense       $ 148,802          $ 252,831         41%

    Adjusted operating income (loss)            $ 64,751         $ (364,874)       118%

    Basic & diluted net loss per common share    $ (0.07)           $ (0.48)        86%

    Weighted average shares outstanding        1,477,171          1,296,467


     * Adjusted operating income (loss) represents operating income (loss) less Deprecation and Amortization expenses.

     Sales increased by 31% to $8.8 million for the three months ended June 30, 2003. The rise is attributable to a 104% increase in sales of salon hair care products as well as a 94% increase in Internet related sales, especially in the Company's premium Cigar operation resulting from the purchase of Cigars Around the World during the three months ended June 30, 2003. The grocery business
(BtoB) increased by 19% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Although sales increased by 31%, the Company's gross profit increased by 165% to $914,334 for the three months ended June 30, 2003. The Company increased its margin due to two factors, (i) Sales of salon products and Internet related goods categories materially increased which sales traditionally result in a higher gross margin to the Company and (ii) Promotional funding from the Company's suppliers materially increased for the three months period as compared to the prior period in the Company's grocery BtoB operations.

    Gross Profit Analysis table


                     Gross     Gross      Gross     Gross Profit   Gross       Gross Profit
                     Profit    Profit     Profit    Contribution   Profit      Contribution
                     6/30/03   6/30/02    6/30/03                  6/30/02

     PHS Group        9.0%      2.9%     $602,765      65.9%       $164,139       47.6%
     (BtoB)

     Proset Salon    10.3%     15.4%     $141,666      15.5%       $104,119       30.2%
     Products

     B2C sites      26.0%     22.8%     $169,903      18.6%        $76,892       22.2%

     Total          10.4%       5.2%     $914,334                  $345,150
     Gross Profit


     Selling, general and administrative expenses decreased by 9% to $741,969 for the three months ended June 30, 2003 as compared to $817,907 for the three months ended June 30, 2002. Contributing to the decrease in selling, general and administrative expenses was a $100,000 decrease in compensation charges related to the issuance of stock-based compensation to employees and vendors. Depreciation and amortization expenses were further reduced by 41.1% to $148,802 for the three months ended June 30, 2003, predominately due to the adoption of FAS 142. This reduction was also a factor in reducing the operating loss of the Company.

     Other income and expense increased from income of $121,867 for the three months ended June 30, 2002 to expense of $116,364 for the three months ended June 30, 2003. The components of other income and expenses include financing costs as well as non-recurring items. For the three months ended June 30, 2003, financing cost increased by 256% to $190,234 predominantly due to inventory financing and trade credit extension. The Company is able to recognize better operating profits through wholesaling, but needs to extend credit terms of 10 to 45 days, thus increasing its financing costs.

     The net loss of the Company was reduced by 84% to a net loss of $84,051 or $0.07 per common share for the three months ended June 30, 2003 as compared to a net loss of $617,705 or $0.48 per common share for the six months ended June 30, 2002. The improvement in profitability is predominately related to a reduction of operating expenses and an increase in gross profit.

    LIQUIDITY AND CAPITAL RESOURCES

     The Company's major lender is the International Investment Group Trade Opportunities Fund (IIG). IIG finances two of the Company's major subsidiaries, PHS Group and Gran Reserve Corporation (GRC). The line of credit as amended in July 2003, with IIG allows for borrowings up to $7,000,000 against eligible accounts receivable, orders, and inventory. The term of the agreement is for one year and allows for automatic renewals. Outstanding borrowings are collateralized by a continuing security interest in all of the Company's accounts receivable, chattel paper, and inventory, orders in transit equipment, instruments, investment property, documents and general intangibles. All of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged PHS to use its platform to reduce product distribution costs through logistics. The Company's believes that its working capital metrics are stable and rely on continuous sales flow. By maintaining a revolving line of credit from IIG that provides the Company with advance rates of 85% against receivables and 50% against inventory and orders, the Company believes that sufficient working capital is available to increase Company sales to about $40 million per year. This prediction is a forward looking statement subject to uncertainties although the Company believes such outcome is attainable

     The Company's predominant need for liquidity is its requirement to finance its Receivables and Inventory requirements. In order to finance its requirements the Company relies on Asset based lending, trade financing as well as its cash flow. The Company's major lender IIG provides receivable and inventory financing to its Grocery, HBA, Salon, and Cigar businesses. In addition, most of the Company's major vendors provide payment terms for purchases ranging from 10 to 30 days.

     Working capital improved to $530,370 at June 30, 2003 as compared to $51,542 at December 31, 2002. The Company's liquidity improved through the placement of $700,000 of restricted Class B series A preferred as well as the placement of $500,000 of long-term notes. The Company utilizes this placement to leverage its revolving line of credit of IIG so that it can maximize its ability to generate sales through inventory and receivable financing. Shareholder's equity improved by $596,569, predominately due to the private placement of $700,000 during the six months ended June 30, 2003.

     The Company completed the acquisition of Cigars around the World (CAW), a leading supplier of premium hand made cigars to some of the most prestigious Hotels, Restaurants, Casinos and Golf Clubs in the United States. CAW provides its customers with a turnkey package that includes merchandising, special display units and product guidance.

     This acquisition is expected to be immediately accretive to Synergy's operating income and is a strategic addition to the current Internet operations of the company. CAW distribution will be handled at Synergy's current cigar distribution facilities in Florida. The Company's Cigar operations are conducted through Gran Reserve Corporation (GRC), which is wholly owned by Synergy Brands.

     The acquisition was for cash of $425,000, with additional consideration of $450,000 based on a multiple of Earnings before taxes, depreciation and amortization (EBTDA) over the next three years as defined. The founder and principal shareholder of CAW, William Rancic, has signed a two-year employment agreement that includes a five-year non-compete from the end of the term of his employment agreement.

     In June 2003, the Board of Directors of the Company approved an increase to 500,000 authorized shares, the Class B series A Preferred Stock. The Board of Directors approved a second Private Placement in which 100,000 shares were offered, with each unit consisting of one share of unregistered Class B; series A Preferred Stock and one stock of unregistered restricted Common Stock at a purchased price of $10.00 per unit. In June 2003, the Company sold 90,000 units and received proceeds of $900,000. The Company as well completed a placement of $350,000 in 12% secured notes. The proceeds of this financing are intended to reduce the Company's interest expense as well as allow additional financial leverage to grow the Company's business.

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

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of June 30, 2003.


     Payment due by period        Less than 1 year    1-3 years    4-5  years    After 5  years       Total

       Line-of-credit             $3,295,677              -            -               -           $3,295,67777

       Notes Payable                   -               $500,000        -               -             $500,000

       Operating Leases              $13,525           $402,199     $203,121           -             $618,845

     Total Contractual Cash       $3,309,202           $902,199     $203,121           -           $4,414,522


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

    VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At June 30, 2003 the Company has established a full valuation allowance.

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

     RECENT ISSUED ACCOUNTING PRONOUNCEMENTS.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. In accordance with SFAS 145, the Company has reclassified the forgiveness of a shareholder's note receivable of $113,129 to the Company from extraordinary items to other income (expense) during the six months ended June 30, 2002 as it did not meet the definition for classification as extraordinary. This reclassification had no effect on the Company's reported net loss per basic or diluted share for the six months ended June 30, 2002.

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

     In April 2003, the FASB issued SFAS No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently evaluating the effect of the adoption of SFAS No. 149 on its financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

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

     17. POTENTIAL FUTURESALES OF COMPANY STOCK.

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

     20. THE COMPANY'S BUSINESS MAY SUFFER IF IT IS NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

     The Company's ability to compete effectively against other companies in its industry will depend, in part, on its ability to protect its proprietary technology and systems designs relating to its technologies. The Company does not know whether it has been or will be completely successful in doing so. Further, its competitors may independently develop or patent technologies that are substantially equivalent or superior to those of the Company

     21. THE COMPANY MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF ITS PROPRIETARY KNOWLEDGE.

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

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after August 11, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

Item 4-Submission of matters to vote of security holders.


1. At the Company's annual meeting on June 27, 2003 the following matters were submitted.

a) Election of the Company=s board of directors, where in the following person=s were elected, such persons being all of the same persons acting as directors.

                                                     For        Withheld

      1.       Henry Platek                       1,395,821      10,919
      2.       Mair Faibish                       1,395,719      11,021
      3.       Mitchell Gerstein                  1,395,874      10,866
      4.       Dominic Marsicovetere              1,395,895      10,845
      5.       Michael Ferrone                    1,395,895      10,845
      6.       Dail Elizabeth Miller              1,395,981      10,759
      7.       Randall Perry                      1,395,895      10,845

b) To re-elect current auditors.

       Where Grant Thornton LLP was elected for December 31, 2003.

                                        For       Against          Abstain

                                     1,399,223     6,888             629


c) To adopt, restated and amended certificate of incorporation.

                                        For        Against          Abstain

                                     1,306,755     98,523           1,462

Item 6- Exhibits and Reports on Form 8-K

         (1)   31.1    Certification    pursuant    to    Exchange    Act   Rule
         13a-14(a)/15d-14(a) signed by the Chief Executive Officer.

         31.2 Certification pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) signed by the Cheif Financial Officer

         32.1 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

         (2) There was one report filed on 8-K for the relevant period. On April 24, 2003 at the request of NASDAQ authorities where the Company provided unreviewed balance sheet information, the purpose of which was to demonstrate compliance with NASDAQ continued listing standards which the Company believed would be, and in fact has been, confirmed in the Company's filing of its first quarter 2003 10Q. NASDAQ Listing Qualifications subsequently confirmed the Company's compliance based upon the accuracy of the financial information presented in such unreviewed balance sheet information disclosed in the referenced 8K report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Synergy Brands, Inc.

                                         /s/ Mair Faibish
                                         ----------------
Date: 8/14/03
------------------------


By:  Mair Faibish
Chief Executive Officer


                                          /s/  Mitchell Gerstein
                                          ----------------------
Date: 8/14/03


-------------------------
By:  Mitchell Gerstein
Chief Financial Officer

                                  Exhibit 31.1
                             CERTIFICATION PURSUANT
                                       TO
                     EXCHANGE ACT RULE 13a-14(a)/15d-14(a)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financail reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f))for the registrant and we have:

(a) Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

/s/ Mair Faibish
-----------------------
Mair Faibish
Chief Executive Officer

                                  Exhibit 31.2
                             CERTIFICATION PURSUANT
                                       TO
                     EXCHANGE ACT RULE 13a-14(a)/15d-14(a)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financail reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f))for the registrant and we have:

(a) Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

/s/ Mitchell Gerstein
----------------------
Mitchell Gerstein
hief Financial Officer

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350 (adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003

/s/ Mair Faibish
-----------------------
Mair Faibish
Chief Executive Officer

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350 (adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003

/s/ Mitchell Gerstein
-----------------------
Mitchell Gerstein
Chief Financial Officer