Form 10QSB
period 2003-09-30
SYNERGY BRANDS INC
filed 2003-11-14
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 2003

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

                                             [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 5, 2003 there were 1,894,359 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                            Page

         Item 1:  Financial Statements

         Consolidated Balance Sheet  as of September 30, 2003
         (Unaudited)                                                     2 - 3

         Consolidated Statements of Operations for the nine
         months ended September 30, 2003 and 2002 (Unaudited)                4

         Consolidated Statements of Operations for the three months
         ended September 30, 2003 and 2002.  (Unaudited)                     5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2003 and 2002 (Unaudited)                   6 - 7

         Notes to Consolidated  Financial Statements                     8 - 15

         Item 2:   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  16 - 25

         Forward Looking Information and Cautionary Statements          26 - 38

PART II: OTHER INFORMATION

         Item 3: Controls and Procedures                                     39

         Item 4: Submission of matters to a vote of Security Holders         39

         Item 6: Exhibits and Reports on Form 8-K                            39

         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003

                                   (Uuaudited)

ASSETS
  Current Assets:                                                                  $ 562,396
    Cash and cash equivalents                                                        250,000
    Cash collateral security deposit                                                  43,045
    Marketable Securities                                                          3,557,566
    Accounts Receivable, less allowance for doubtful accounts of $127,481          1,944,360
    Inventory                                                                      1,149,360
    Prepaid assets
                                                                                ------------
          Total Current Assets                                                     7,506,727

Property and Equipment, Net                                                          411,635

Other Assets                                                                         184,101

Note Receivable                                                                      109,600

Web Site Development Costs,
    net of accumulated amortization of $846,639                                       82,840

Intangible Assets,
    net of accumulated amortization of $1,725,158                                  1,579,834

 Goodwill                                                                             64,297
                                                                                ------------
Total Assets                                                                     $ 9,939,034
                                                                                ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003

                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                                                      $ 2,604,070
    Line-of-Credit                                                                          3,116,216
    Accounts Payable and Accrued Expenses                                                      78,601
    Related Party Note Payable
                                                                                           ----------
         Total Current Liabilities                                                          5,798,887

Notes Payable, net of discount                                                                776,690

Stockholders' Equity:
Class A Preferred  stock - $.001 par value;  100,000  shares  authorized  and
outstanding; liquidation preference of $10.50 per share                                           100
Class B preferred stock - $.001 par value; 9,900,000 shares authorized                              -
Class  B,  Series  A  Preferred  stock  - $.001  per  value;  500,000  shares authorized
160,000 shares outstanding;  liquidation preference of $10.00 per                                 160
share
Common stock - $.001 par value; 49,900,000 Shares
   authorized 1,884,359 shares outstanding                                                      1,884
Additional paid-in capital                                                                 37,705,608
Subscription receivable                                                                       (45,000)
Unearned Compensation                                                                        (369,876)
Deficit                                                                                   (33,912,396)
Accumulated other comprehensive loss                                                          (12,023)

Less; treasury stock, at cost, 7,500 shares                                                    (5,000)
                                                                                           ----------
Total stockholders' equity                                                                  3,363,457
                                                                                           ----------
Total Liabilities and Stockholders Equity                                                  $9,939,034
                                                                                           ==========


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                2003                      2002

Net Sales                                                   $ 28,112,897                $ 21,295,240
                                                          --------------             ---------------
Cost of Sales
     Cost of product                                          25,462,539                  19,776,964
     Shipping and handling costs                                 606,621                     395,691
                                                          --------------             ---------------
                                                              26,069,160                  20,172,655
                                                          --------------             ---------------

   Gross Profit                                                2,043,737                   1,122,585

Operating expenses
   Selling General and Administrative Expenses                 2,249,770                   2,790,219
   Depreciation and Amortization                                 494,584                     753,470
                                                          --------------             ---------------
                                                               2,744,354                   3,543,689

Operating loss                                                 (700,617)                 (2,421,104)

Other Income (Expense)
  Interest Income                                                 10,066                      21,347
 Other Income (Expense)                                          312,703                    (32,947)
 Equity in earnings of investee                                   92,368                      61,965
  Interest and Financing Expense                               (498,154)                   (130,120)
                                                          --------------             ---------------
                                                                (83,017)                    (79,755)

     Loss before income taxes                                  (783,634)                 (2,500,858)

Income tax expense                                                32,658                      22,687

NET LOSS                                                       (816,292)                 (2,523,546)

Dividend-Preferred Stock                                        (42,000)                           -
                                                          --------------             ---------------
Net loss attributable to Common Stockholders                 $ (858,292)                $(2,523,546)
                                                          ==============             ===============
Basic and diluted net loss per common share:                    $ (0.55)                    $ (1.95)
                                                          ==============             ===============


         The accompanying notes are an integral part of these statements

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                               2003                   2002

Net Sales                                                  $ 10,278,027            $ 5,549,288
                                                         --------------        ---------------
Cost of Sales
     Cost of product                                          9,429,048              4,952,219
     Shipping and handling costs                                229,354                122,898
                                                         --------------        ---------------
                                                              9,658,402              5,075,117
                                                         --------------        ---------------

   Gross Profit                                                 619,625                474,171

Operating expenses
   Selling General and Administrative Expenses                  841,020              1,017,934
   Depreciation and Amortization                                197,832                255,038
                                                         --------------        ---------------
                                                              1,038,852              1,272,972
                                                         --------------        ---------------
Operating loss                                                (419,227)              (798,801)

Other Income (Expense)
  Interest Income                                                 3,404                  2,086
 Other Income (Expense)                                         (1,725)                  7,028
 Equity in earnings of investee                                  12,962                 24,712
  Interest and Financing Expense                              (194,837)               (26,878)
                                                         --------------        ---------------
                                                              (180,196)                  6,948

     Loss before income taxes                                 (599,423)              (791,853)

Income tax expense                                                    -                  7,383
                                                         --------------        ---------------
NET LOSS                                                      (599,423)              (799,236)

Dividend-Preferred Stock                                       (28,500)                      -
                                                         --------------        ---------------
Net loss attrubutable to Common Stockholders                $ (627,923)             $(799,236)
                                                         ==============        ===============
Basic and diluted net loss per common share:                    $(0.34)               $ (0.60)
                                                         ==============        ===============


         The accompanying notes are an integral part of these statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                               2003               2002
                                                                          -------------     --------------
Cash Flows From Operating Activities:
Net loss                                                                    $ (816,292)      $ (2,523,546)
Adjustments to Reconcile Net loss to net cash
   used in operating activities
   Depreciation and Amortization                                                494,584            753,470
   Amortization of debt discount                                                 24,690                  -
   (Recovery of)/ provision for doubtful accounts                              (35,090)             58,000
   (Gain) Loss on sale of marketable securities                                 (6,713)             59,368
   Loss on extinguishment of debt                                                     -            290,217
   Loss on sale of preferred stock of Investee                                        -             57,600
   Gain on dissolution of subsidiary                                                  -          (215,250)
   Equity in earnings of investee                                              (92,368)           (61,965)
   Loss on forgivness of stockholders note receivable                                 -            113,129
   Gain on settlement of other liabilities                                    (282,750)                  -
   Dividends on preferred stock of subsidiary                                         -              6,125
   Common stock and options issued in conjunction
   with compensation plan                                                        61,725            389,470
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts Receivable                                                      (1,663,378)          (500,869)
   Inventory                                                                  (869,452)          (151,832)
   Prepaid  assets,  related  party  note  receivable  and other assets       (741,913)             23,724
Net increase (decrease) in:
   Accounts payable and and other current liabilities                         1,502,554          (993,977)
                                                                          -------------     --------------
      Net cash used in operating activities                                 (2,424,403)        (2,696,336)

Cash Flows From Investing Activities
Purchase of business,   net of cash required                                  (414,000)                  -
Refund of collateral security deposit                                                -             658,542
Payment of collateral security deposit                                        (250,000)                  -
Purchase of marketable securities                                              (98,986)          (977,086)
Proceeds from sale of marketable securities                                      58,272          2,517,135
Purchase of property and equipment                                             (29,602)            (9,441)
Payments received on notes receivable                                               800                  -
Issuance of note receivable                                                           -           (44,100)
Proceeds from the sale of preferred stock of investee                                 -            230,400
Purchase of trade names and customer lists                                            -          (250,000)
                                                                          -------------     --------------
       Net cash (used in) provided by investing activities                    (733,516)          2,125,450

Cash Flows From Financing Activities
Borrowings under line of credit                                              13,095,984          6,945,022
Repayments of line of credit                                               (12,246,033)        (6,391,279)
Proceeds from the issuance of notes payable                                    850,000             722,778
Proceeds  from the issuance of common and  preferred  stock in a
private placement                                                             1,600,000                  -
Proceeds from the exercise of stock options                                      84,000                  -
Proceeds from the sale of common stock                                           27,200                  -
Repayments of notes payable                                                    (20,000)          (662,778)
Proceeds from the sale of treasury stock                                        234,391            106,497
Payment of dividends                                                           (42,000)                  -
Purchase of treasury stock                                                     (32,779)           (52,313)
                                                                          -------------     --------------
Net cash provided by financing activities                                     3,550,763            667,927

Foreign currency translation                                                    (5,172)                  -
                                                                          -------------     --------------
Net increase in cash and cash equivalents                                       387,672             97,041
Cash and cash equivalents, beginning of period                                  174,724            611,316
                                                                          -------------     --------------
Cash and cash equivalents, end of period                                       $562,396           $708,357
                                                                          =============     ==============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                            2003       2002
                                                        ---------    ----------

Supplemental disclosure of cash flow information:

Cash paid for interest                                 $ 413,288      $ 90,985
                                                       ==========   ===========

Cash paid for income taxes                              $ 32,658      $ 22,687
                                                       ==========   ===========

        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2003 and 2002

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the nine months ended September 30, 2003 and 2002, and the consolidated statements of operations for the three months ended September 30, 2003 and 2002, the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, have been prepared by Synergy Brands, Inc. ("Synergy" or the Company) without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 (and for all other periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002 filed by the Company. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

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

The following table illustrates the effect on net loss available to common stockholders and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                            Nine months ended September 30,   Three months ended September 30,
                                                2003           2002               2003             2002
                                            ----------    -----------          ---------        ----------
Net loss attributable to common stockholders
as reported                                  $(858,292)   $(2,523,546)         $(627,923)       $(799,236)
Add: Total stock-based employee
compensation expense included
in reported net loss                                -           49,825                 -                 -
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for all awards        -        (450,938)                 -         (150,313)
                                            ----------    -----------          ---------        ----------
Pro forma net loss                          $(858,292)    $(2,924,659)         $(627,923)       $(949,549)
                                            ==========    ===========          =========        ==========
Loss per common share
Basic and diluted - as reported             $  (0.55)         $ (1.95)           $ (0.34)         $ (0.60)
                                            ==========    ===========          =========        ==========
Basic and diluted - pro forma               $  (0.55)         $ (2.26)          $ (0.34)          $ (0.72)
                                            ==========    ===========          =========        ==========


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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans for receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 has not had a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued SFAS No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adoption of SFAS No. 150 has not had a material impact on its financial position and results of operations.

NOTE D - ACQUISITION

On June 1, 2003, the company acquired the common stock of Ranley Group, Inc. (d.b.a Cigars Around the World ("CAW") of Chicago, Illinois). CAW is a leading supplier of premium hand made cigars to some of the most prestigious hotels, restaurants, casinos and golf clubs in the United States. The purchase price for the assets and liabilities acquired was $425,000. Additional consideration of up to $450,000, to be paid through the issuance of Class B, Series A Preferred stock is payable on various dates through May 2006, based upon the achievement of certain targeted operating results of CAW, as defined.

The acquisition of CAW has been accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations." The operations of CAW have been included in the Company's statement of operations since the acquisition date. The following table summarizes the assets and liabilities acquired from CAW based upon the Company's allocation of the purchase price.

Cash                                         $  11,000
Accounts Receivable                            374,000
Other Assets                                     9,000
Intangible Assets                              361,000
Goodwill                                        64,000
Accounts Payable                             (331,000)
Other Current Liabilities                     (35,000)
Other Long-Term Liabilities                   (28,000)
                                              --------
                                              $425,000
                                              ========

The intangible assets acquired consist principally of customer lists, which are being amortized over a six year estimated useful life from the date of acquisition. The primary reason for the acquisition of CAW and the main factor that contributed to a purchase price in excess of the net assets acquired is that CAW is expected to positively impact the Company's results of operations, in that CAW is expected to have limited selling, general and administrative expenses, as such business is a strategic addition to the Company's current internet operations. CAW distribution will be handled at Synergy's current cigar distribution facilities in Florida. The Company's cigar operations are conducted through Gran Reserve Corporation ("GRC"), which is wholly owned by the Company.Summarized below are the unaudited pro forma results of operations of the Company as if CAW had been acquired at the beginning of the fiscal periods presented:

                                               Nine Months ended September 30,
                                                     2003             2002

Net Sales                                      $28,638,000         $22,357,000
Net Loss per common shareholders                 (845,000)         (2,531,000)

Net loss per common share:

Basic                                              $ (.55)              $(1.96)
Diluted                                            $ (.55)              $(1.96)

The pro forma financial information presented above for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

NOTE E - COLLATERAL SECURITY DEPOSIT

At  September  30,  2003,  the Company had a security  deposit with it's   major
supplier aggregating $250,000 which serves as collateral for credit purchases made by the Company from the supplier.

NOTE F - INVENTORY

Inventory, consisting of goods held for sale, as of September 30, 2003, consisted of the following:

           Grocery, health and beauty products             $  1,563,594

           General Merchandise                             $    380,766
                                                           ------------
                                                           $  1,994,360
                                                           ============

NOTE G - NOTE RECEIVABLE

In 2002, the Company provided $109,600 in financing to a customer engaged in grocery wholesaling products in Canada. The promissory note, which is secured, bears interest at 12%. The principal balance is due on December 31, 2004. Sales to this customer aggregated $3,193,390 during the nine months ended September 30, 2003 and accounts receivable from this customer aggregates $906,229 at September 30, 2003. There were no sales to this customer during the nine months ended September 30, 2002. In August 2003, the Company issued options to purchase 75,000 shares of its common stock to a principal at this customer. (See note J)

NOTE H - INVESTMENT

In December 2001, the Company made an investment in approximately 20% of the outstanding common stock of an investee (Interline Travel and Tours or ITT). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $ 92,368 and $61,965 during the nine months ended September 30, 2003 and September 30, 2002, respectively.

Summarized results of operations of this investee for the nine months ended September 30, 2003 and 2002 is as follows:

                                             2003                2002

    Revenues                              $  7,827,000        $7,085,000
    Operating expenses                     (7,126,000)       (6,605,000)
    Other income                                40,000            42,000

    Income before income taxes                 741,000           522,000
    Income tax expense                       (264,000)         (195,000)
                                           -----------        ----------
    Net income                            $    477,000         $ 327,000
                                           ===========        ==========

NOTE I - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, the Company entered into a promissory note with a lender that provide for borrowings of $60,000, bore interest at a rate of 9% per annum and was due on December 31, 2004. On March 31, 2003 the Company entered into a modification agreement with the lender pursuant to which the Company exchanged the note for 15,300 shares of common stock valued at $40,000 and $20,000 in cash.

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit (the "2002 Lines") as amended in July 2003, under the loans allow for the borrowing of up to $7,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At September 30, 2003, the interest rate on outstanding borrowings was 17%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 525,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. The Company has guaranteed these loans on an unsecured basis.

On February 5, 2003, the Company received $500,000 pursuant to the issuance of two secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 4, 2005. 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $56,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT. (See Note H.)

On July 1, 2003, the Company received $ 350,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, June 30, 2005. 17,500 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $42,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of an investee. (See Note H.)

NOTE J - STOCKHOLDERS EQUITY

During the nine months ended September 30, 2003, the Company purchased 47,866 shares of its stock on the open market. These shares were recorded as treasury stock at their aggregate cost of approximately $32,779. During the nine months ended September 30, 2003, the Company sold 47,866 shares of its treasury stock for aggregate proceeds of $234,391.

During the nine months ended September 30, 2003, the Company issued 30,938 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $54,225. The Company also issued options to purchase 75,000 shares of its common stock at a exercise price of $4.00 per share to a principal at a major customer in Canada. (See note G)

During the nine months ended September 30, 2003, the Company received proceeds of $84,000 from the exercise of stock options to purchase 60,000 shares of the Company's common stock. The Company also issued 12,500 shares of its common stock pursuant to the exercise of stock options, for which cash proceeds of $45,000 was received in October 2003.

In January 2003, the Board of Directors of the Company approved a private placement of securities ("2003 Private Placement") in which 100,000 units were offered, with each unit consisting of one share of unregistered Class B, Series A Preferred Stock and one share of unregistered restricted common stock, at a purchase price of $10.00 per unit. In February 2003, the Company sold 60,000 units and received aggregate proceeds of $600,000 as a result of the 2003 Private Placement.

In June 2003, the Board of Directors of the Company approved an increase to 500,000 authorized shares, Class B Series A Preferred Stock. The Board of Directors approved a second Private Placement in which 100,000 shares were offered, with each unit consisting of one share of unregistered Class B, Series A Preferred Stock and one share of unregistered restricted Common Stock at a purchase price of $10.00 per unit. In June 2003, the Company sold 10,000 units and received aggregate proceeds of $100,000. Subsequently, in July 2003, the Company sold 90,000 units and received proceeds of $900,000.

The Company has 500,000 authorized shares of its Class B, Series A Preferred Stock . 160,000 shares were issued in conjunction with the 2003 Private Placement. The holders of Class B, Series A Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B, Series A Preferred Stock are entitled to receive dividends at the annual rate of $.90 per share per annum.

The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds of the Corporation, redeem the Class B, Series A Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series A Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If, however, as to each share of Class B, Series A Preferred Stock outstanding, if such as not redeemed by the Company within 2 years of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series A Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series A Preferred Stock for each year that said share is not redeemed. No more than 19.9% of the Company's stock can be issued in connection with stock dividend payments against the Class B, Series A preferred stock.

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

2. Indemnification

     The subscription Agreement pursuant to which securities were offered in conjunction with the 2003 Private Placement contain provisions by which the Company is obligated to indemnify, defend and hold the purchaser harmless from and against any damages, liabilities, losses, judgement, claim, defiency or reasonable expense (including interest, penalties, reasonable attorney's fees and amounts paid in settlement) incurred or asserted against any purchaser arising out of or connected with, or as a result of (i) any failure of the Company to fulfill any terms or conditions of the Subscription Agreement, or any breach of the Company of any warranties contained in the Subscription Agreements and (ii) any claim, litigation, investigation or proceeding relating to any of the foregoing. As of September 30, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

NOTE L - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Companys identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                               Nine Months Ended September 30, 2003 and 2002

                            Salon     Grocery and
                          Products     HBA (BtoB)         B2C          Total

Revenue           2003  $3,010,607    $ 23,502,757    $ 1,599,533   $ 28,112,897
                  2002  $1,969,383    $ 18,364,964    $   960,893   $ 21,295,240

Net Income        2003  $(323,360)     $ (135,013)    $  (357,919)  $  (816,292)
(Loss)            2002  $(620,300)     $ (339,360)    $(1,563,886)  $(2,523,546)

Interest &        2003    $146,974       $ 323,043         $28,137      $498,154
Finance Expenses  2002    $ 29,908       $  51,164         $49,048      $130,120

Depreciation &    2003    $159,732       $ 204,579        $130,273      $494,584
amortization      2002    $394,551       $ 204,420        $154,499      $753,470

The sale of Salon products, Grocery and Health & Beauty Aids are on a wholesale basis predominantly in the Northeastern United States. B to C Sales (business to Consumer) are sold over the Internet. Products sold online include Cigars, Salon Products and general merchandise.

                              Three Months Ended September 30, 2003 and 2002
                                Salon     Grocery and
                              Products    HBA (BtoB)        B2C        Total

     Revenue          2003     $753,731   $8,889,336      $634,960  $10,278,027
                      2002     $498,420   $4,761,945      $288,923  $ 5,549,288

     Net Income       2003   $(156,528)   $(158,280)    $(284,615)   $(599,423)
     (Loss)           2002   $(195,560)   $   22,524    $(626,200)   $(799,236)

     Interest &       2003      $56,759     $126,440       $11,638     $194,837
     Finance Expenses 2002      $ 3,512     $ 10,509       $12,857     $ 26,878

     Depreciation &   2003     $ 53,244      $68,193       $76,395     $197,832
     amortization     2002     $131,517      $68,140       $55,381     $255,038

     Identifiable assets are as follows:

     September 30, 2003      $3,132,424   $4,681,168    $2,125,442   $9,939,034
     December 31, 2002       $2,193,471   $2,477,292    $1,200,906   $5,871,669

NOTE M- NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 599,550 and 594,934 for the nine months ended September 30, 2003 and 2002, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

The following data shows the amounts used in computing basic and diluted loss per share:

                                               Nine Months ended September 30,

                                                     2003              2002

    Net loss applicable to common stock          $ (858,292)      $(2,523,546)
                                                 ===========      ============
    Weighted-average number of shares in basic     1,568,756         1,293,949
      and diluted EPS                            ===========      ============


                                              Three Months ended September 30,
                                                     2003              2002

    Net loss applicable to common stock          $ (627,923)       $ (799,236)
                                                 ===========      ============
    Weighted-average number of shares in basic     1,825,140         1,322,377
      and diluted EPS                            ===========      ============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands, Inc. (SYBR or the Company) is a holding company, which operates through three unique business segments that all utilize distribution and logistics. The businesses include PHS Group (also known as Dealbynet;or
DBN), Gran Reserve Corporation (GRC), and Proset Hair Systems (Proset).

     PHS Group procures fast moving brand name grocery and Health and Beauty Aids (HBA) products for resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery HBA sectors. Distribution of such products is directed to major retailers and wholesalers from major U.S. consumer product manufacturers. Major product categories include detergents, paper products, household cleaners that are manufactured by major producers such as Procter and Gamble, Clorox, Marcal and many others. PHS has positioned itself a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     GRC manages multiple Internet domains that market directly to the retail consumer via electronic commerce. GRC owns multiple domains including Cigargold.com, Netcigar.com and BeautyBuys.com. GRC focuses on a mix of Brand name premium cigar items and cigar related accessories and markets them through multiple cigar domains including CigarGold.com and NetCigar.com. Beautybuys.com markets beauty related products to the customer on the Internet through multiple domains including store.perx.com.

     Proset distributes Salon Hair care products to chain drug stores, small wholesalers and supermarkets in the Northeastern part of the United States. Proset uses just in time technology and continuous replenishment programs to stock, track and market defined planograms within the store's beauty aisles. Planograms can range from 4 feet to 16 feet depending on the demographics of the store.

     The Company also owns 20% of the outstanding common stock of Interline Travel and Tours, Inc. (ITT). The Company believes that its capital investment in this unique travel Company may provide for the future capital appreciation. Synergy Brands does not manage ITT and relies on such company's management for day-to day operations. ITT provides cruise and resort hotel packages through a proprietary reservation system to solely airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry. Information on ITT can be found at www.perx.com and www.store.perx.com.

                           Results for the nine months
                            ended September 30, 2003
                       as compared to September 30, 2002

     The Company's statements of operations were comprised of the following:


      Net Sales                                      9/30/03      9/30/02      % change
                                                   -----------    -----------  --------
      PHS Group (BtoB)                             $23,502,757    $18,364,964      28%

      Proset (Salon hair care products)            $ 3,010,607    $ 1,969,383      53%

      B2C Sites                                    $ 1,599,533    $   960,893      66%


      Total Net Sales                              $28,112,897    $21,295,240      32%

      Gross Profit                                 $ 2,043,737    $ 1,122,585      82%

                                                          7.3%           5.3%      38%

      Net loss                                     $ (816,292)    $(2,523,546)     68%

      Depreciation and Amortization expense        $   494,584    $   753,470      34%

      *Adjusted operating loss                     $ (321,708)    $(1,770,076)     82%

      Basic & diluted net loss per common share    $    (0.55)    $     (1.95)     72%

      Weighted average shares outstanding            1,568,756      1,293,949


*  Adjusted   operating   (loss)   represents  net  loss  less  Deprecation  and
Amortization expenses.

     Sales increased by 32% to $28.1 million for the nine months ended September 30, 2003. The rise is attributable to a 53% increase in sales of salon hair care products as well as a 66% increase in Internet related sales, especially in the Company"s premium Cigar operation resulting from the purchase of Cigars Around the World during the three months ended June 30, 2003. The grocery business
(BtoB) increased by 28% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Although sales increased by 32%, the Company's gross profit increased by 82% to $2.0 million for the nine months ended September 30, 2003. The Company increased its margin due to two factors;
(i) Sales of salon products and Internet related goods categories increased, which sales traditionally result in a higher gross margin to the Company and
(ii) Promotional funding from the Company's suppliers significantly increased for the nine month period as compared to the prior period in the Company"s grocery BtoB operation. The Company's grocery operation provided 63% of the overall margin contribution for the nine months ended September 30, 2003 as compared to a 56% contribution for the nine months ended September 30, 2002. The Company used this additional margin to expand its Direct Store operation by expanding its warehousing, transportation and logistical support centers. The BtoB operation was able to expand its gross profit by 105%, while increasing revenues by 28% through optimizing its procurement cycles and maximizing its promotional programs. Management has worked closely with its primary vendors to migrate its purchases to customized displays of nationally branded products that can be bulk shipped to optimize retail floor displays. This enables the Company to increase revenues and procure goods at lower average costs then regular stock units.

    Gross Profit Analysis table


                          Gross      Gross       Gross     Gross Profit   Gross     Gross Profit
                          Profit%    Profit%     Profit%   Contribution   Profit %  Contribution
                          9/30/03    9/30/03     9/30/03                  9/30/02

        PHS Group          5.5%        3.4%    $1,286,397      63.0%      $627,357     55.9%
        BtoB)

        Proset            10.5%       13.7%      $315,687      15.5%      $269,294     24.0%
        Salon Products

        B2C sites         27.6%       23.5%      $441,653      21.5%      $225,934     20.1%

        Total Gross        7.3%        5.3%    $2,043,737               $1,122,585
        Profit


     Selling, general and administrative expenses decreased by 19.4% to $2,249,770 for the nine months ended September 30, 2003 as compared to $2,790,219 for the nine months ended September 30, 2002. Contributing to the decrease in selling, general and administrative expenses was a $100,000 decrease in compensation charges related to the issuance of stock-based compensation to employees and vendors. The Company also had recorded a bad debt recovery of $35,000 during the first nine months of 2003 as compared to a provision for doubtful accounts of $58,000 for the first nine months of fiscal 2002. Depreciation and amortization expenses were further reduced by 34.4% to $494,584 for the nine months ended September 30, 2003, predominately due to the adoption of FAS 142. This reduction was also a factor in reducing the operating loss of the Company.

     Other income and expense increased from expense of $79,755 for the nine months ended September 30, 2002 to expense of $83,017 for the nine months ended September 30, 2003. The components of other income and expenses include financing costs as well as non-recurring items. For the nine months ended September 30, 2003, financing cost increased by 283% to $498,154 predominantly due to inventory financing and trade credit extension. The Company is able to recognize better operating profits through wholesaling, but needs to extend credit terms of 10 to 45 days, thus increasing its financing costs. The Company further extinguished $282,750 of accounts payable relating to online advertising that had been disputed for a long period.

     The net loss of the Company was reduced by 68% to a net loss of $816,292 or $0.55 per common share for the nine months ended September 30, 2003 as compared to a net loss of $2,523,546 or $1.95 per common share for the nine months ended September 30, 2002. The improvement in profitability is predominately related to a reduction of operating expenses and an increase in gross profit as well as a material increase in sales.

     The Company owns a 20% equity stake in ITT. The Company recorded earnings under the equity method in ITT of $92,368 for the nine months ended September 30, 2003 as compared to $61,965 for the nine months ended September 30, 2002. For the full fiscal year period of ITT, which ended June 30, 2003, ITT generated almost $900,000 in pre-tax income. The Company's share under the equity method would have amounted to $180,000 for the full fiscal year. The Company has this investment recorded on its Balance sheet at a value of $164,549. Management believes, with no assurances, that its book value based upon cost is significantly lower then the potential market value of this investment. Subsequent to this investment, certain shareholders of ITT provided Synergy with $850,000 in 12% notes that are secured by Synergy's investment in ITT. The Company, together with ITT, is exploring all possible options to optimize the valuation of ITT.

Results for the three months ended September 30, 2003 as compared to September 30, 2002

    The Company's statements of operations were comprised of the following:


    Net sales                                     9/30/03       9/30/02    % Change

    PHS Group (BtoB)                           $ 8,889,336   $ 4,761,945        87%

    Proset (Salon hair care products)          $   753,731   $   498,420        51%

    B2C Sites                                  $   634,960   $   288,923       120%

    Total net sales                            $10,278,027   $ 5,549,288        85%

    Gross Profit                               $   619,625   $   474,171        31%

                                                      6.0%          8.5%        29%

    Net loss                                    $ (599,423)   $ (799,236)       25%

    Deprecation and Amortization expense        $   197,832   $   255,038       22%

    *  Adjusted operating loss                  $ (401,591)   $ (544,198)       26%

    Basic & diluted net loss per common share   $    (0.34)   $    (0.60)       43%

    Weighted average shares outstanding           1,825,140     1,322,377


* Adjusted operating loss represents net loss less Deprecation and Amortization expenses.

     Sales increased by 85% to $10.3 million for the three months ended September 30, 2003. The rise is attributable to a 51% increase in sales of salon hair care products as well as a 120% increase in Internet related sales, especially in the Company's premium Cigar operation resulting from the purchase of Cigars Around the World. The grocery business (BtoB) increased by 87% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Although sales increased by 85%, the Company's gross profit increased by 31% to $619,625 for the three months ended September 30, 2003. The Company increased its margin due to two factors, (i) Sales of salon products and Internet related goods categories increased which sales traditionally result in a higher gross margin to the Company and (ii) Promotional funding from the Company's suppliers significantly increased for the three months period as compared to the prior period in the Company's grocery BtoB operations.

    Gross Profit Analysis table


                          Gross      Gross       Gross     Gross Profit   Gross     Gross Profit
                          Profit%    Profit%     Profit%   Contribution   Profit %  Contribution
                          9/30/03    9/30/03     9/30/03                  9/30/02

        PHS Group          4.1%       7.0%       $368,067     59.4%       $334,666      70.6%
           (BtoB)

     Proset Salon          9.2%      13.7%       $ 69,578     11.2%       $ 68,040      14.3%
         Products

        B2C sites         28.7%      24.7%       $181,980     29.4%       $ 71,465      15.1%

      Total Gross          6.0%       8.5%       $619,625                 $474,171
           Profit


     Selling, general and administrative expenses decreased by 17% to $841,020 for the three months ended September 30, 2003 as compared to $1,017,934 for the three months ended September 30, 2002. Depreciation and amortization expenses were further reduced by 22.4% to $197,832 for the three months ended September 30, 2003, predominately due to the change in the useful life of customer lists in the fourth quarter 2002. This reduction was also a factor in reducing the operating loss of the Company.

     Other income and expense decreased from income of $6,948 for the three months ended September 30, 2002 to expense of $180,196 for the three months ended September 30, 2003. The components of other income and expenses include financing costs as well as non-recurring items. For the three months ended September 30, 2003, financing cost increased by 625% to $194,837 predominantly due to inventory financing and trade credit extension. The Company is able to recognize better operating profits through wholesaling, but needs to extend credit terms of 10 to 45 days, thus increasing its financing costs.

     The net loss of the Company was reduced by 25% to a net loss of $599,423 or $0.34 per common share for the three months ended September 30, 2003 as compared to a net loss of $799,236 or $0.60 per common share for the three months ended September 30, 2002. The improvement in profitability is predominately related to a reduction of operating expenses and an increase in gross profit.

     In 2003, PHS Group powered by DealBynet (DBN) (The Company's BtoB operation) created a full service direct store delivery (DSD)operation.

     In the second quarter of 2003, major suppliers advised PHS that in order to qualify for significant promotional rebates, retail performance was required. Management evaluated the programs required and decided that it can best serve its customers by continuing to reduce product costs through the optimization of manufacturers rebates that it can pass along to its customer base.

         In order to develop the DSD plan, PHS initiated the following operating plan;

         * Lease a fleet of trucks for direct store efficiency ; and hire, train and manage a staff of company drivers with CDL qualifications as well as develop a customer routing system;

         * Operate a company  warehouse for logistics and inventory  management;

         * Expanded a retail sales staff;

         * Hire, telemarketers to facilitate order taking and catalog generation as well as provide technical training for customer web based ordering;

         * Open a total 1000 retail accounts;

         * Develop a competitive niche by selling high velocity, high demand products already being purchased for wholesale distribution at ultra competitive retail pricing for the purpose of increasing our market penetration;

         * Increase gross margin for the BtoB operation to 10%.

         As of the end of third quarter of 2003, the following goals were achieved;

         * DBN leased six trucks and consigned its warehouse for its TL deliveries.

         * A new warehouse was consigned in the third quarter ended September 30, 2003. At current volume levels, management is seeking a dedicated permanent facility to further streamline its DSD operation.

         * Over 300 accounts were opened and a daily route was developed for all drivers to existing accounts.

         * In the third quarter ended September 30, 2003, 1.5 million in retail sales were generated out of a total of $8.9 million in total PHS sales.

         * The start-up costs for the DBN DSD operation were $250,000 for the three months ended September 30, 2003. These items have been expensed as selling general and administrative expenses. PHS has been able to absorb the incremental costs and still reduce its overall selling, general and administrative expense from the prior period.

     Management believes that its investment in the start-up costs for a newly developed routing system for retail accounts will allow its customers to benefit from its streamlined logistics model of selling highly desired national brand name products at reduced prices. By creating a dedicated route, PHS believes that customers will value consistency of deliveries on a predictable cycle under selective merchandising conditions that will allow for rebate optimization.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's major lender is the International Investment Group Trade Opportunities Fund (IIG). IIG finances two of the Company's major subsidiaries, PHS Group and Gran Reserve Corporation (GRC). The line of credit, as amended in July 2003, with IIG allows for borrowings up to $7,000,000 against eligible accounts receivable, orders, and inventory. The term of the agreement is for one year and allows for automatic renewals. Outstanding borrowings are collateralized by a continuing security interest in all of the Company's accounts receivable, chattel paper, and inventory, orders in transit equipment, instruments, investment property, documents and general intangibles as well as a $7 million Corporate guaranteed from Synergy Brands. All of the Company's businesses rely on the marketing and merchandising of nationally branded products together with manufacturers that already spend billions of dollars to build their brands. The manufacturers of grocery products have encouraged PHS to use its platform to reduce product distribution costs through logistics. The Company's believes that its working capital metrics are stable and rely on continuous sales flow. By maintaining a revolving line of credit from IIG that provides the Company with advance rates of 85% against receivables and 50% against inventory and orders, the Company believes that sufficient working capital is available to increase Company sales to about $40 million per year. This prediction is a forward looking statement subject to uncertainties although the Company believes such outcome is attainable. Management expects to achieve revenue growth of approximately $40 million in FY 2003. It is therefore anticipated that additional capital may be needed for additional revenue growth.

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

     Working capital improved to $1,707,840 at September 30, 2003 as compared to $51,542 at December 31, 2002. The Company's liquidity improved through the placement of $1,600,000 of restricted 9% Class B series A preferred as well as the placement of $850,000 of 12% long-term notes. The Company utilizes this placement to leverage its revolving line of credit of IIG so that it can maximize its ability to generate sales through inventory and receivable financing. Shareholder's equity improved to $3.4 million, predominately due to the private placement of $1,600,000 during the nine months ended September 30, 2003.

     The Company completed the acquisition of Cigars around the World (CAW) on June 1, 2003. CAW is a leading supplier of premium hand made cigars to some of the most prestigious Hotels, Restaurants, Casinos and Golf Clubs in the United States. CAW provides its customers with a turnkey package that includes merchandising, special display units and product guidance. This acquisition is expected to be immediately accretive to Synergy's operating income and is a strategic addition to the current Internet operations of the company. CAW distribution will be handled at Synergy's current cigar distribution facilities in Florida. The company's Cigar operations are conducted through Gran Reserve Corporation (GRC), which is wholly owned by Synergy Brands.

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

     The following table presents the Company's expected cash requirements for contractual obligations outstanding as of September 30, 2003.


     Payment due by period           Less than 1 year      1 - 3          4 - 5     After 5      Total
                                                           years          years     years

     Line-of-credit                     $2,604,070          -               -          -       $2,604,070

      Notes Payable                           -           $850,000          -          -         $850,000

      Operating Leases                      $7,729        $394,498       $178,323      -         $580,550

      Total Contractual Cash            $2,611,799      $1,244,498       $178,323      -       $4,034,620


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

     VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At September 30, 2003 the Company has established a full valuation allowance.

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

     RECENT ISSUED ACCOUNTING PRONOUNCEMENTS.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. In accordance with SFAS 145, the Company has reclassified the forgiveness of a shareholder's note receivable of $113,129 to the Company from extraordinary items to other income (expense) during the nine months ended September 30, 2002 as it did not meet the definition for classification as extraordinary. This reclassification had no effect on the Company's reported net loss per basic or diluted share for the nine months ended September 30, 2002.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans for receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The Company adoption of FIN No. 46 has not had a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

     In April 2003, the FASB issued SFAS No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's financial position and results of operations.

     SEASONALITY

     Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar product sales also increase during holiday periods and summer months, but also sales increases occur during periods of special sporting events.

     PHS Group revenues increase during the cold and flu season due to the sale of high cost respiratory products. Sales decrease during the spring and summer as the products sold during that period have lower costs.

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

     However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits. Since the Company's current interest rate is at the rate of 17% under the line of credit agreement, the Company currently does not have any interest rate risk on its line of credit.

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

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 11, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

Item 4-Submission of matters to vote of security holders.

         13. No matters were submitted to vote of shareholders for the third quarter ended September 30, 2003.

Item 6- Exhibits and Reports on Form 8-K

         (1) 31.1 Certification Pursuant to Exchange Act Rule 13a - 14(a) / 15d-14(a) signed by the Chief Executive Officer.

         31.2  Certification  Pursuant  to  Exchange  Act  Rule  13a -  14(a)  /
         15d-14(a)     signed     by    the     Chief     Financial     Officer.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer.

         (2) There was no reports filed on 8-K for the relevant period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Synergy Brands, Inc.

                                         /s/ Mair Faibish
                                         -----------------------

Date: 11/14/03
-----------------------
By:  Mair Faibish
Chief Executive Officer

                                          /s/  Mitchell Gerstein
                                         -----------------------
Date: 11/14/03

------------------------
By:  Mitchell Gerstein
Chief Financial Officer

                                  Exhibit 31.1
                             Certification Pursuant
                   To Exchange Act Rule 13-a-14(a)/-15d-14(a)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15(d) - 15(f) ) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financing reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with general accepted accounting principles;

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

Date: November 14, 2003

/s/ Mair Faibish
-------------------
Mair Faibish
Chief Executive Officer

                                  Exhibit 31.2
                             Certification Pursuant
                   To Exchange Act Rule 13-a-14(a)/-15d-14(a)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15(d) - 15(f) ) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financing reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with general accepted accounting principles;

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

Date: November  14, 2003

/s/ Mitchell Gerstein
-----------------------
Mitchell Gerstein
Chief Financial Officer

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350 (adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003

/s/ Mair Faibish
--------------------
Mair Faibish
Chief Executive Officer

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350 (adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003

/s/ Mitchell Gerstein
-----------------------
Mitchell Gerstein
Chief Financial Officer