Form 10KSB
period 2003-12-31
SYNERGY BRANDS INC
filed 2004-03-30
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003.
                         Commission file number 0-19409

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Synergy  Brands  Inc.  revenues  for  its  most  recent  fiscal  year  were
$40,540,577

     On March 30, 2004, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ for March 30, 2004) was approximately $4,000,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 30, 2004 was 2,051,154.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders currently scheduled to be held June 2004 are incorporated by reference in Part III (for other documents incorporated by reference refer to Exhibit Index at page 38 and 39)

                                     PART I

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

ITEM 1. DESCRIPTION OF BUSINESS

     A. OVERVIEW

     Synergy Brands Inc. (SYBR or the Company) is a holding company that operates in wholesale distribution of consumer goods as well as retail distribution of premium cigars and salon products through three segments. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers. The consumer products are concentrated within the Grocery and Health & Beauty Aids (HBA) industries as well as the premium cigar business.

     The company distributes and sells these products through wholly owned subsidiaries in two distinct manners.

     BUSINESS-TO-BUSINESS (B2B): THE COMPANY OPERATES TWO BUSINESSES WITHIN THE B2B SECTOR. B2B IS DEFINED AS SALES TO NON-RETAIL CUSTOMERS.

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest subsidiary of the Company and represents about 86% of the overall company sales. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes salon hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

     BUSINESS TO CONSUMER (B2C): THE COMPANY OPERATES THREE BUSINESSES WITHIN THE B2C SECTOR. B2C IS DEFINED AS SALES TO RETAIL CUSTOMERS.

     The Company's B2C activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

         o Cigars Around the World is a recently acquired company that sells premium cigars to restaurants, hotels, casinos, country clubs and many other leisure related destinations. This company was acquired in June, 2003.

         o CigarGold.com sells premium cigars through the Internet directly to the consumer.

         o BeautyBuys.com sells salon hair care products directly to the consumer.

     The Company also owns 20% of the outstanding common stock in Interline Travel and Tours, Inc. (ITT). The Company believes that its capital investment in this unique travel Company may provide for future capital appreciation. Synergy Brands does not manage ITT and relies on the management of ITT for day-to day operations. ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry. Information on ITT can be found at www.perx.com.

     THE COMPANY'S CORPORATE OFFICES ARE LOCATED AT 1175 WALT WHITMAN ROAD MELVILLE NEW YORK 11747, AND ITS TELEPHONE NUMBER IS (631) 424-5500. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYNERGYBRANDS.COM. The Company is a reporting Company as defined in Regulation 12B of the Securities Exchange Act of 1934 and files electronically with the SEC the Company's quarterly 10QSB and year end 10-KSB reports and interim Form 8K reports. The general public may read and copy any materials the Company has filed with the SEC at the SEC Public Reference Room at 450 Fifth Street NW, Washington DC. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which website can be accessed at www.sec.gov. Filed reports by the Company may be viewed at the SEC Edgar filing website to which the Company's homepage website is directly linked.

     B. BUSINESS TO BUSINESS OPERATIONS (B2B)

     The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems.

     PHS Group is the grocery logistics business involved in the purchase of name brands grocery and Health and Beauty Aids (HBA) products and their further resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and HBA sectors. Distribution of such products is directed to major retailers and wholesalers from major U.S. consumer product manufacturers. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     PHS conducts its business through its sales offices in New York. The Company maintains its information system and warehousing operations in Long Island, NY. PHS services over 500 customers in the northeastern quadrant of the United States. PHS utilizes leased trucks in addition to consigning common carriers for overflow sales.

     The second business segment within the Company's B2B sector is Proset Hair systems (Proset). Proset distributes Salon hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United Stated. Proset uses optimized inventory levels for just in time technology and continuous replenishment programs to stock, track and market defined planograms within the store's salon aisles. Planograms can range from 4 feet to 16 feet depending on the demographics of the store.

     C. BUSINESS TO CONSUMER OPERATIONS. (B2C)

     GRC manages multiple Internet domains that market directly to the retail consumer via standard and electronic commerce. GRC owns multiple domains including Netcigar.com, Cigargold.com and BeautyBuys.com. GRC focuses on sale of a mix of Brand name premium cigar items and cigar related accessories and markets them through multiple cigar domains including CigarGold.com and NetCigar.com. Beautybuys.com a subsidiary of GRC markets beauty related products on the Internet through multiple domains to the retail customer.

     The Company's B2C operations include three businesses. This segment includes Cigars Around the World, CigarGold/NetCigar and BeautyBuys. Cigars Around the World (CAW) was acquired in June of 2003. That Company sells premium cigars to Hotels, Restaurants, Casinos, PGA Clubs and other leisure related destinations. CAW sells its cigars in customized retail displayed humidors that it provides to its customers. CAW also has its own retail website that operates under the name www.CigarsAroundTheWorld.com. The displays range from counter top humidors to Walled Display units. CigarGold (CG) is the company's cigar online unit. CG sells premium cigars online to retail customers throughout the United States and elsewhere where internet access exists. It has a selection of over 1000 products, which include brand-name hand made premium cigars and cigar accessories. CigarGold operates under the domain names: www.CigarGold.com, www.NetCigar.com, and www.GoldCigar.com. The online unit also operates www.BeautyBuys.com. BeautyBuys.com sells salon hair products to the retail consumer. Previously the operation also sold fragrances and cosmetics to retail customers. However, the Company decided in 2003 to limit its selection to salon hair care products, since those items are already carried and stocked within its wholesale salon operation, Proset Hair Systems.

     (i).NETCIGAR.COM and CIGARGOLD.COM

     In 1999, the Company launched through its GRC subsidiary NetCigar.com Inc. ("NetCigar") a web site (www.netcigar.com) for sale of premium cigar products. The Company acquired another domain name in CigarGold.com and the operations of NetCigar are now precessed under that name. Through CigarGold.com the Company offers information on and sales of a variety of cigars and cigar related products and content, including cigar news and events, editorials, and an array of cigars and cigar products of both proprietary labels and other popular brands. The Company also markets humidors, and sells golf oriented gifts and apparatus. The Company has a long term lease in Miami, Florida for storage of its entire inventory in a custom designed humidor warehouse. CigarGold's web site adds convenience to customer and potential customer shopping by being open and available 24 hours a day, seven days a week for access from anywhere that a consumer has internet access. A significant portion of CigarGold's web site design is proprietary and CigarGold has had the site designed and has developed the site to accommodate specific marketing and record keeping requirements to enhance their customer service.

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

     NetCigar competes with many and varied sources for cigar products in a $1 billion market both large and highly fragmented. No single traditional retailer competes against the Company in all of its product lines and there is an array of developed e-commerce cigar sites. The largest competitor, JR Cigars has developed an e-commerce web site for its product sales as an adjunct to their traditional brick and mortar retail stores and catalogue sales.

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

     Many of the Company's off-line and online competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Netcigar.com. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate needs, which the Company and other online sites may not be able to do.

     In June 2003 the Company acquired the ownership interest in The Ranley Group Inc. an Illinois corporation doing business as Cigars Around the World ("CAW") a Chicago based Midwest premium cigar distributor. CAW sells premium cigars to various leisure related destinations in customized retail desplays and maintains its own internet sales based website. The purchase price being paid for such subsidiary is based on the EBTDA (Earnings Before Taxes, Depreciation and Amortization)of CAW going forward over a three-year period. The purchase price paid for CAW is not anticipated to constitute more than (10%) of the Company's gross assets and is payable substantially in equity representing less than 10% of the Company's voting stock.

     (ii). BEAUTYBUYS

     The Company has established through its subsidiary BeautyBuys.Com Inc. an e-commerce website (www.BeautyBuys.com) to offer direct to the consumer via internet sales on a non-exclusive basis a popular selection of nationally branded salon hair care items also sold in the Company's B2B businesses through Proset. Advertising on radio/television and on-line channels is an integral part of the overall traffic-building plan for BeautyBuys.com. The Company over the past year has decreased and in many respects eliminated the product category selection available (demphasizing skin care products, fragrances and cosmetics) and is currently, through Proset, concentrating solely on salon hair care products, most of which are also available for sale to the Company's BtoB sector through ProSet, which has helped streamline the Company's business in this consumer area, and this segment of the Company's. business has thereby been de-emphasized and currently accounts for only a small part of the Company's present operations.

     (iii). WEBSITE TECHNOLOGY FOR INTERNET SALES.

     The Company's website design work is proprietary. It was developed to accommodate the specific marketing and record keeping requirements of the Company. State-of-the-art technology is utilized in site design, tracking systems, hosting and affiliated programs. The Company strives through internal development efforts to create and enhance the specialized, proprietary software that The Company believes is unique to its Business.

     The Company utilizes a computerized web based database management system that collects, integrates and allows analysis of data concerning sales, order processing, shipping, purchasers, receiving, inventories, and financial reporting. At any given time, management can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution.

     The Company has implemented a broad array of services and systems for site management, searching, customer interaction, transaction processing and fulfillment. The Company uses a set of software applications for: accepting and validating customer orders; organizing, placing, and managing orders with vendors and fulfillment partners; receiving product and assigning it to customer orders; and managing shipment of products to customers based on various ordering criteria.

     The Company's website can be shopped 24 hours a day, seven days a week from anywhere that a consumer has Internet access. The Company offers a large selection of products and in addition provides various levels of selected product content, buying guides and other tools designed to help consumers make educated purchasing decisions. Additionally, shopping list and e-mail reminders are designed to make it easier for customers to regularly purchase their preferred products.

     The Company's marketing efforts are aimed at flexibility of presentation to attract new and repeat customers and give ease of access to product availability and information. The Company's online store provides flexibility to change featured products or promotions without having to alter the physical layout of a store. The Company is also able to dynamically adjust its product mix in response to changing customer demand, new seasons or holidays and special promotions.

     The Company has the ability to offer products to individual customers based on their brand preferences. The Company also cross-sells its departments to promote impulse buying by customers.

     D. COMPETITION

     The Company is smaller in comparison to many of its competitors in the marketing of grocery and health and beauty care products and cigars. Access to product remains important but the Company is confident of the continued availability of product from manufactures, wholesalers, and distributors with whom the Company has successfully acquainted itself or developed in house. Source of supplies should be stable. Most of the Company's suppliers are regulated under fair trade and pricing regulations. As a result the Company can remain competitive as long as it purchases products at prescribed volume and credit limitation set by the suppliers. During the years ended December 31, 2003 and 2002, the Company purchased approximately 71% and 77% respectively of its products from one supplier. If the Company were unable to maintain this relationship it might have a material impact on future operations. The Company has maintained over a ten year relationship with this vendor and believes that the relationship with this vendor is satisfactory.

     E. MAJOR CUSTOMERS.

     During the year ended December 31, 2003, sales to two customers each of whom accounted for 11% of the Company's total sales and in 2002 sales to one customer accounted for 11% of total sales. These major customers relate to the grocery logistics business within its B2B sector.

     F. INFORMATION SYSTEMS

     The various web sites established for sale of the Company's products are of multi-tier construction to allow for ease of administration and record keeping. Behind the screen not visible to the consumer when visiting the Company's various product category websites are internet based marketing and accounting information programs to allow the Company to review interest shown in its websites and account for sales made therefrom. The Company also maintains its own websites regarding information on the Company as a public entity and its various business interests. The Company's home page website is linked directly to the SEC Edgar based listing of all Company SEC filings where further Company information disclosure as required by the SEC is contained. Internet sites presently available regarding Company business and product sales are:

                                 BeautyBuys.com
                                  NetCigar.com
                                SynergyBrands.Com
                                  DealbyNet.com
                            Perx.com (managed by ITT)
                                    SYBR.com
                                  CIGARGOLD.com
                                  Goldcigar.com
                            CigarsAroundtheWorld.com

     The Company also maintains a UNIX based Virtual Private Network (VPN). The network allows for real time sales and order processing across to Company's regional offers and warehouses. The network has been customized for logistics, warehousing accounting, management information systems, and distribution.

     G. SEASONALITY

     Sales by PHS Group and Proset usually peak at the end of the a calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarter end and as a result reduced product costs may increase sales. In particular, the second and first quarters are usually better operating quarters. Sales of salon care products increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar product sales also increase during holiday periods and summer months, as well as around special sporting events. In particular sales are stronger before Father's Day, the summer golf season and the Christmas holiday season.

     H. SHIPPING AND HANDLING

     Products sold on a Business to Business (B2B) basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by leased trucks and common carriers. All B2C orders are consolidated in Company leased fulfillment facilities then packed and shipped to the customer usually within 3 to 7 days mainly by UPS. Approximately 75% of B2C product inventory is in warehouse stock and 25% is purchased by the Company on an as needed "just in time" basis. The Company is dependent on common carriers and truck leases but also in 2003 acquired a fleet of trucks leased and operated directly by the Company. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers utlized by the Company are prevented from or delayed in utilizing transportation lanes, the Company may incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. Trucking expenses are regulated by the cost of fuel and destination lanes. Increasing fuel prices can cause an increase in shipping rates. The Company attempts to pass along these charges through a fuel surcharge. This charge can not be passed to the customers on all occasions.

     I. TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various trademarks and tradenames, and domain names in its internet business. The Company has obtained a wholesale drug license through the Drug Enforcement Agency (DEA) The Company has domestic rights to the "Suarez Gran Reserva", "Breton Legend", "Breton Vintage", "Anduleros", "Don Otilio","Alminante" "Nativo" and various other trade names in marketing of premium handmade cigars. GR also owns and utilizes in its cigar distribution business the following trade names: CigarGold, Netcigar, Gold Cigar, and Cigar Kingdom. Proset is the principal tradename utilized by the Company in its other business sectors.

     J. EMPLOYEES

     The Company and its subsidiaries in the aggregate as of the date of this report employ and contract approximately 30 full time persons all of whom work in executive, administrative sales, marketing, data processing, and accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored and as drivers and delivery personnel in the Company leased trucks.

     The Company leases and staffs its warehouses in New York (PHS Group), New Jersey, (Proset), and Florida, and sales offices in Pennsylvania, Illinois,
Maine and Toronto (Netcigar, CigarGold, and BeautyBuys) from where it facilitates storage, sorting, packing and shipping of products sold on its websites. Otherwise warehousing is contracted on an as needed arrangement staffed through the warehousing entity contracted with exception for supervisory personnel hired by the Company. The Company relies on a stable working environment with its contract warehousing and trucking.

     K. GOVERNMENT REGULATION

     1. TOBACCO INDUSTRY REGULATION AND TOBACCO INDUSTRY LITIGATION

     The tobacco industry is subject to regulation at federal, state and local levels. Federal law has required states, in order to receive full funding for federal substance abuse block grants and other federal assistance , to establish a minimum age of 18 years for the sale of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the increase in popularity of cigars could lead to an increase in regulation of cigars.

     The Food and Drug Administration (the "FDA") has determined that nicotine is a drug and that it has jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. FDA jurisdiction is also the subject of current proposed federal legislation under the McIntyre-Davis Bill which will, if and when enacted, codify much of the past regulatory scheme established for tobacco products and as agreed in settlement agreements reached with the tobacco industry to avoid the myriad of lawsuits filed. Even within this bill however cigar products are not included but there is no assurance that they may not be included in these or similar regulations in the future. There is also a regulatory move toward taxing internet tobacco sales, which may also include cigar sales in the future but is presently concentrated on cigarette marketing. Such treatment of tobacco product tax issues is not a new phenomena however but a revisiting of and more active promotion of the federal Jenkins Act which originated in 1949 to address interstate tax issues regarding tobacco sales through use of United States mail. Cigars are not specifically included in the FDA's regulations. Present tobacco regulations which do appear applicable to cigars in addition to focusing on cigarettes are the prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 who requests purchases of tobacco products, and requirement that cigars carry warning labels similar to those contained on cigarette packages which Cigar companies are now required to display clearly and permanently on packages, in print ads, on audio and video ads, on point of purchase displays and on the Internet.

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

     While the cigar industry historically has not been subject to government regulatory efforts, focus has increased on possible need to increase regulation in this area and there can be no assurance that there will not be an increase in federal regulation in the future against cigar manufacturers or distributors. The costs to the Company of increased government regulations could have a material adverse effect on the Company's business and results of operations.

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

     The tobacco industry has negotiated settlements totaling more than $240 billion with the States seeking reimbursement for expenditures by state-funded medical programs for treatment of tobacco related illnesse and in addition within such settlements have agreed to end all outdoor advertising and severely restrict other traditional marketing practices such as a ban on promoting tobacco products in media events and productions, to prohibit on brand name tobacco sponsorship of team sports and sport facilities and further agreed to fund a national research foundation as well as to prohibit advertising, promotions and marketing that target youth; and to give access by tobacco companies to the public of related litigation documentation; and strictly curtails traditional lobbying activities on behalf of the tobacco industry.

     The federal government has sued the tobacco industry seeking reimbursement for billions of dollars spent by government held programs to treat smoking-related illnesses. This type litigation could have a material adverse affect on the profitability of tobacco and tobacco related products.

     While the cigar industry has not been subject to similar health-related litigation to date, there can be no assurance that there will not be an increase in health-related litigation in the future against cigar manufacturers or distributors. The costs to the Company and/or other suppliers of cigar products marketed by the Company of defending prolonged litigation and settlement or successful prosecution of any health-related litigation could have a material adverse effect on the Company's business and results of operations.

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

     2. OTHER GOVERNMENT REGULATION.

     The United States Food and Drug Administration through the United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act and other various rules and regulations regulate, among other things, the purity and packaging of HBA products and fragrances and cosmetic products and various aspects of the manufacture and packaging of other grocery items sold by the Company. Similar statutes are in effect in various states. Manufacturers and distributors of such products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other trade practices. To the Company's knowledge, it only deals with manufacturers and manufactured products in a manner which complies with such regulations and who periodically submit their products to independent laboratories for testing. However, the failure by the Company's manufacturer or supplier contacts to comply with applicable government regulations could result in product recalls or lack of product availability that could adversely affect the Company's relationships with its customers. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

     The Company is not aware of government regulation directly related to internet sales different from that applicable to traditional marketing but immense interest has been indicated on policing the internet focusing on contact and access but the nature of the products marketed by the Company over the internet does not appear to involve any of such concerns beyond product labeling and advertising content which would apply regardless of the medium in which the products are sold except for developing limitations on internet sales of tobacco products as forementioned herein. For further discussion of other present and potential government regulation of the Internet see "Forward Looking Information and Cautionary Statements No.32 Government Regulation of the Internet may impede the Company's growth or add to its operating costs" infra.

ITEM 2: DESCRIPTION OF PROPERTY

     The Company's corporate offices and administrative headquarters are located in Melville, New York.

     The Company maintains satellite offices in New York, Pennsylvania, New Jersey, Toronto, Maine, Illinois and Florida.

     Warehousing facilities utilized by the Company are located in New Jersey, New York and Florida. The Grocery inventory is warehoused in New York, Salon products are warehoused in New Jersey, and cigars are wharehoused in Florida. The facilities operate under contractual warehousing agreements except in Florida which facility is leased.

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

     During the fourth quarter of 2003 no matters were submitted for shareholder approval.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on NASDAQ Small Cap Market under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYB". The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

COMMON STOCK

Quarter Ended               High             Low       Close       Adj. Close*
-------------             -------         -------      ------      -----------
March 31, 2002              1.25            1.00       1.00         4.00
June 30, 2002               0.94            0.76       0.80         3.20
September 30, 2002          0.95            0.75       0.81         3.24
December 31, 2002           0.75            0.63       0.63         2.52
March 31, 2003              3.05            2.47       2.47         2.47
June 30, 2003               3.44            2.45       2.69         2.69
September 30, 2003          4.49            2.99       3.61         3.61
December 31, 2003           4.20            3.40       3.90         3.90

*Adjusted for reverse split 4 to 1 on 2/20/2003.

On March 30, 2004, the Company had approximately 3000 shareholders of record.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future.

     Refer to the Company's Consolidated Statement of Changes in Stockholders' Equity in the Company's audited financial statements included in this report for information on issuances of equity securities during fiscal year 2003. These issuances were made either under exemption from registration allowed under
Section 4 (2) or Regulation D of the Securities Act of 1933 as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands Inc. (SYBR or the Company) is a holding company that operates in wholesale distribution of consumer goods as well as retail distribution of premium cigars and salon products through three segments. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers. The consumer products are concentrated within the Grocery and Health & Beauty Aids (HBA) industries as well as the premium cigar business. The company distributes and sells these products through wholly owned subsidiaries in two distinct manners.

     Business-to-Business (B2B): The Company operates two businesses segments within the B2B sector. B2B is defined as sales to non-retail customers.

     PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest subsidiary of the Company and represents about 86% of the overall
Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

     Business to Consumer (B2C): The Company operates three businesses within the B2C segment. B2C is defined as sales to retail customers.

     The Company's B2C activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

     o Cigars Around the World is a recently acquired company that sells premium cigars to restaurants, hotels, casinos, country clubs and many other leisure related destinations. The company was acquired in June 2003.

     o CigarGold.com sells premium cigars through the Internet directly to the consumer.

     o BeautyBuys.com sells salon hair care products directly to the consumer.

     The Company also owns 20% of the outstanding common stock of Interline Travel and Tours, Inc. (ITT). ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry. Information on ITT can be found at www.perx.com. The Company believes that its capital investment in this unique travel Company may provide for future capital appreciation. Synergy Brands does not manage ITT's day-to day operations. For further information please visit our corporate website at www.sybr.com

     CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
                AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

  SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS

                                    Operating               Operating and
Year ended 12/31/2003               Segments                Corporate Segments

Revenue                             40,540,577    28.53%     40,540,577           28.53%
Gross Profit                         2,809,199    65.41%      2,809,199           64.41%
SG&A                                 2,655,864    13.71%      3,076,297          -16.09%
Net loss                              (817,685)   28.43%      1,355,223           48.64%
Net loss per common share                (0.49)   43.59%          (0.82)          59.52%
Depreciation and amortization          600,730   -30.89%        692,698          -22.51%
Interest income                         13,805   356.51%         13,913          -47.88%
Interest and financing expenses        689,286   257.27%        690,038          226.60%
                                    ----------                ---------
EBITDA                                 458,553   640.28%         91,600          106.51%
                                    ==========                =========
EBITDA net income per share                .28   533.70%             .06         105.13%


Year ended 12/31/2002

Revenue                             31,540,675               31,540,675
Gross Profit                         1,698,297                1,698,297
SG&A                                 2,335,719                3,666,235
Net loss                            (1,142,511)              (2,486,567)
Net loss per common share                -0.88                    -1.91
Depreciation and amortization          869,273                  893,935
Interest income                          3,024                   26,695
Interest and financing expenses        192,931                  211,279
                                    ----------                ---------
EBITDA                                 (83,331)              (1,408,048)
                                    ==========                =========
EBITDA net income per share               (.06)                   (1.08)

     Revenues increased by 29% to $40,540,577 for the year ended December 31 2003 as compared $31,540,675 for the year ended December 31, 2002. Revenues increased across all of the Company's business segments. The largest percentage increase was in the Company's B2C operations. Revenues increased in this segment as a result of the Company's acquisition of Cigars Around the World in June of 2003. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada. Proset increased its revenues by selling its products to larger distributors as well as retail customers.

     Gross profit increased by 65% to $2.8 million in 2003 as compared to 2002. The overall gross profit percentage increased to 6.9% to from 5.4%. The increase in gross profit is attributable to better operating margins in the B2B operations realized through higher vendor allowances as well as an increase of Direct Store Delivery sales, whose sales generate higher gross margins. The acquisition of CAW also helped increase gross profit. The following segment analysis will further define the components, which caused the increase in operating gross profit. In this period the Company utilized its own truck fleet and developed a Direct Store Delivery (DSD) warehousing operation which cost the Company $371,000 as compared to $209,000 in 2002. Management believes that this operation should increase the Company's sales and gross profit. In order for the Company to achieve improved profitability it needs to reduce its financing costs and increase revenues and operating margins.

     Selling General and Administrative expenses (SGA) were reduced by 16% even though revenues increased by 28.5% for the period ended December 31, 2003 as compared to the prior annual period. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The Company reduced its advertising expenses on a corporate level as well as reduced developmental expenses in its B2C businesses. The largest subsidiary of the Company, PHS Group increased its SGA expenses by 33.2% to $1,323,877 in 2003 as compared to $993,664 in 2002. The increase in SGA for PHS group was caused by a 25% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

     The net loss of the Company was reduced by 49% to $1,277,223 in 2003 as compared to a net loss of $2,486,567 in 2002. The loss was reduced through sales growth, an increase in operating gross profit, a reduction of SG&A expenses and a significant reduction in corporate expenses. However, financing costs increased for the year as a result of the Company's growth. Material factors that affected the Company's costs were increased financing costs and the control of operating margins. The increase was attributable to the development of the Company's wholesaling operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for 2003 totaled $459,565, which include legal, accounting and regulatory expenses.

     Earnings before interest taxes, depreciation and amortization (EBITDA) improved from a loss of $1,408,048 to a profit of $91,600 for the year ended
December 31, 2003 as compared to December 31, 2002. The improvement is attributable to an increase in revenues, an increase in operating gross profit and a reduction in SG&A. However financing costs increased by 226% to $690,038. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating businesses increased by 650% to $458,553 in 2003 as compared to a loss of $83,331 in 2002.

     In order to fully understand the company's results a discussion of the company's segments and their respective results follows;

B2B OPERATIONS

     The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 86% of the overall company sales. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                         B2B               CHANGE

Year ended December 31, 2003
Revenue                                34,740,999           25.21%
Gross Profit                            1,927,416           77.96%
SG&A                                    1,323,887           33.24%
Net Loss                                  (79,864)          72.75%

Depreciation and amortization             272,812            0.05%
Interest income                            13,805          356.51%
Interest and financing expenses           449,876          375.65%
EBITDA                                    629,019          784.24%

Year ended December 31, 2002
Revenue                                27,745,818
Gross Profit                            1,083,069
SG&A                                      993,644
Net Loss                                 (293,088)

Depreciation and amortization             272,667
Interest income                             3.024
Interest and financing expenses            94,582
EBITDA                                     71,137

     PHS increased its revenues by 25.2% to $34.7 million for the year ended December 31, 2003 as compared to the prior year. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. This also resulted in increased sales. Gross profit increased by 78% to $1.9 million in 2003 as compared to 2002. PHS increased its gross profit by increasing DSD sales as well as focusing on promotional merchandise offered by its vendors. In 2003 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2003 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. Vendor allowances as a result increased by 69% to $2.7 million in 2003 as compared to $1.6 million in 2002, thus materially increasing PHS gross profit in 2003. EBITDA increased by 9 times to $629,019 in 2003 as compared to $71,137 in 2002. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. Management needs to also reduce its financing costs for PHS as they represent 71% of EBITDA and a substantial component of the Company's overall expenditures.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                         SALON
                                         PRODUCTS            CHANGE

Year ended December 31, 2003
Revenue                                  3,671,106          44.69%
Gross Profit                               334,305           9.20%
SG&A                                       429,684         -29.91%
Net Loss                                  (502,158)         39.77%

Depreciation and amortization             213,198          -54.53%

Interest and financing expenses           199,892          231.30%
EBITDA                                    (89,068)          70.75%

Year ended December 31, 2002
Revenue                                 2,537,216
Gross Profit                              315,290
SG&A                                      613,077
Net Loss                                 (833,712)

Depreciation and amortization             468.842

Interest and financing expenses            60,336
EBITDA                                   (304,534)

     Proset increased its revenues by 44.7% in 2003 as compared to 2002. The growth in Proset business is attributable to increased wholesale and distribution activity, as opposed to Direct Store Delivery (DSD) business. As a result, the Company's customer base has expanded to include smaller distributors that purchase salon products in higher quantities, which in turn reduces the Company's gross profit, but increases revenues. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include manufacturers, distributors and resellers in order to keep a supply chain for its customer base. EBITDA improved from a loss of $304,534 in 2002 to a loss of $89,068 in 2003. This improvement was caused by a reduction in labor cost, warehousing expenses, increased revenues and a reduction in freight expenses. Financing costs are also an important factor in the operation of Proset. As revenues increased financing costs increased by 231% to $199,892. In order to improve the profitability of proset, management believes that financing costs need to reduced.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                         B2C               CHANGE

Year ended December 31, 2003
Revenue                                 2,128,472           69.24%
Gross Profit                              537,478           79.20%
SG&A                                      888,293           21.85%
Net Loss                                 (235,636)       -1399.82%

Depreciation and amortization             114,720          -10.21%
Interest and financing expenses            39,518            3.96%
EBITDA                                    (81,398)         154.24%

Year ended December 31, 2002
Revenue                                 1,257,641
Gross Profit                              299,938
SG&A                                      728,998
Net Loss                                 ( 15,711)

Depreciation and amortization             127,764
Interest and financing expenses            38,013
EBITDA                                    150,066

     The Company's B2C segment includes three businesses, which include Cigars Around the World, CigarGold and BeautyBuys. Cigars Around the World (CAW) was acquired in June of 2003. CAW sells premium cigars to Hotels, Restaurants, Casinos, PGA Clubs and other leisure related destinations. CAW sells its cigars in through customized retail displayed humidors. CAW also has its own retail website that operates under the name www.CigarsAroundTheWorld.com. The displays range from counter top humidors to Walled Display units. CigarGold (CG) is the Company's cigar online unit. CG sells premium cigars online to retail customers throughout the United States. It has a selection of over 1000 products, which include brand-name hand made premium cigars and cigar accessories. CigarGold operates under the domain names: www.CigarGold.com, www.NetCigar.com, and www.GoldCigar.com. The online unit also operates www.BeautyBuys.com. BeautyBuys.com sells salon hair products to the retail consumer. Previously the operation also sold fragrances and cosmetics to retail customers. However, the Company decided in 2003 to limit its selection to salon hair care products, since those items are already carried and stocked within its wholesale salon operation, Proset Hair Systems.

     Revenues in the Company's B2C operation increased by 69.2% to $2.1 million from 2002 to 2003. The increase is predominately attributable to the acquisition of CAW. The Company's core operation grew by 25% assuming CAW figures were not included. CAW on a current operating basis represents approximately 60% of B2C revenues. Gross profit improved by 79% in FY 2003 as compared to FY 2002. The increase in gross profit is attributable to higher revenues realized through the acquisition of CAW in FY 2003. EBITDA improved by 154% for the same period. The table above provides comparative details for the Company's B2C operation.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's predominant need for working capital financing is to finance its Receivables and Inventory levels. In order to finance its requirements the Company relies on secured asset based lending, trade financing as well as its cash flow. The Company's major lender, International Investment Group Trade Opportunities Fund (IIG), provides receivable and inventory financing to its three operating segments. In addition, most of the Company's major vendors provide trade credit for purchases ranging from 10 to 30 days. One vendor to the Company represents over 70% of the Company's purchases. Loss of this vendor would have a material adverse effect on the Company's operations.

year ended                         2003              2002

Working Capital                1,131,027            51,542     2094.38%
Assets                        11,082,645         5,871,669       88.75%
Liabilities                    8,048,813         3,789,132      112.42%
Equity                         3,033,832         2,082,537       45.68%
Line of Credit Facility        4,013,680         1,754,119      128.82%
Receivable Turnover (days)            33                21       53.18%
Inventory Turnover (days)             19                12       56.64%
Tangible Assets                9,388,717         4,200,560      125.89%

     The Company has a revolving loan and security agreement with IIG for financing its operations. The line of credit under the loan allows borrowings up to $7 million for accounts receivable, purchase orders, and inventory. The term of the agreement is for one year and allows for automatic renewals. As of December 31, 2003 the Company's borrowing under its agreement were $4 million and increase of 128% as compared to 2002. In November of 2003, the PHS secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with IIG. The LC expires in May 2004, at which time the cash deposit and reserves will be released. In the event that PHS requires an extension of this facility, the modification to the loan and security agreement will remain in effect. The increased vendor line of credit facility has enabled the Company to secure special promotional products specifically designed for the cold and flu season, which increases the Company's average purchases from approximately $40,000 per order to approximately $150,000 per order. The Management believes that its IIG facility has enabled the Company to achieve its recent growth. By providing financing on all of the Company's tangible assets, the Company has been able to expand its sales through receivable order and inventory financing support. In addition IIG provides the Company with a financing option in Canada, borrowing against anticipated vendor allowances as well as securing product through sales order financing. However IIG's financing rate is 17% and as a result caused financing charges to increase materially in 2003 as compared to 2002. Management believes that to achieve profitable operations, financing costs must be reduced. By improving its operating results and especially EBITDA, management expects to generate positive cash flow, assuming financing costs can be reduced. However, there can be no assurance that the Company will reduce its financing costs, so that it can improve its operating results. Failure to reduce financing costs will inhibit the Company's growth. Management believes that its current capital structure needs to be improved in order to secure a profitable operation.

     As the Company's operations have grown the Company has been able to raise additional capital predominately through its shareholders. In 2003, the Company raised $1.6 million through the issuance of Series A Class B preferred Stock and $850,000 through 12% notes secured by its investment in ITT. The Company has used these financings to reduce its borrowings with IIG as well as provide working capital. As the Company grows it intends to raise additional capital to accommodate its growth plans however, there can be no assurance that additional capital can be attained.

     Working capital at December 31, 2003 totaled approximately $1.3 million a increase of 1.25 million from 2002. The Company's operations require financing of inventory and receivables. IIG provides the company's operating subsidiaries a facility that allows for borrowings of up to 85% against eligible accounts receivables and 50% against eligible inventory and orders in transit. As of December 31, 2003, the company had available under its borrowing base $500,000. It is important to note that as the borrowings increase from IIG, commensurate with increased revenues and additional need for inventory, additional capital will be needed to support the borrowing base with IIG. Therefore as the financial leverage of the company increases, additional capital is needed to support the company's growth. The Company turns its overall inventory on average approximately every 19 days, its receivables average 33 days of collections and its account payables average 30 days.

     Management believes that continued cost containment, improved financial and operating controls, and a focused sales and marketing effort should provide positive results from operations and cash flows in the near term. Achievement of these goals, however, will be dependent upon the Company's attainment of increased revenues, improved operating costs and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company's goals will be achieved.

     The following table presents the Company's expected cash requirements for Contractual obligations outstanding as of December 31, 2003.


                                           Payments Due By Period

Contractual Obligations      Less Than    1-3      4-5     After 5
                              1 Year     Years    Years     Years       Total

Line-Of-Credit             $4,013,680                                 $4,013,680

Notes Payable                           $850,000                        $850,000

Operating Leases              $10,856   $382,565   $153,378             $546,799

Total Contractual
  Cash Obligations         $4,024,536 $1,232,565   $153,378           $5,410,479

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

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2003, the Company has established a full valuation allowance.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB").

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entitles." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans for receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "consolidation of Variable Interest Entities an interpretation of ARB 51 (revised December 2003)" ("FIN 46R"), which includes significant amendments to the previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates based on the nature as well as the creation date of the variable interest entity. The Company is now required to adopt the provisions of FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of these pronouncements has not and is not expected to have a material impact on the Company's consolidated financial condition or results of operations taken as whole.

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

     In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adoption of SFAS No. 150 has not had a material impact on its financial position and results of operations. In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on the application of EITF No. 2-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of a vendors products should account for cash consideration received from a vendor. The adoption of EITF No. 02-16 has not had a material effect on the Company's financial position and results of operations.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accountant Bulletin No. 104, "Revenue recognition" ("SAB No.104"), which codifies, revises and rescinds certain sections on SAB No. 101, "Revenue Recognition" in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position or results of operations.

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

     However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits. However, since the company currently pays above market rates for financing, management believes that inflationary pressures on pricing may be beneficial to sales growth and operating margins.

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

     1. THE COMPANY HAS INCURRED OPERATING LOSSES.

     The Company has a long history of operating losses. To date, a large portion of the Company's expenses have been financed through capital raising activities. Although the Company has narrowed its losses, it still continues to report operating deficits as opposed to profits. A large portion of the Company's historical losses are a direct result of fees and expenses paid for in stock and/or barter. and working capital financing. Due to a pattern of historical losses, there is no assurance that further financing will not be needed for operating purposes.

     2. INTERNET

     The internet environment is still relatively new to business and is subject to inherent risks as in any new developing business including rapidly developing technology with which to attempt to keep pace and level of acceptance and level of consumer knowledge regarding its use.

     3. DEPENDENCE ON PUBLIC TRENDS.

     The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

     4. POTENTIAL PRODUCT LIABILITY.

     As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for product liability; there can be no assurance, however, that such claims will not arise in the future. Currently, the Company does carry product liability insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

     5. RELIANCE ON COMMON CARRIERS.

     Although the Company has in the last year leased a fleet of trucks operated by the Company to make deliveries, the Company is still dependent, for shipping of product purchases, on common carriers in the trucking industry. Although the Company uses several hundred common carriers, the trucking industry is subject to strikes from time to time, which could have material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

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

     8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the NASDAQ Small Cap system has in the recent past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified that stockholders' equity has fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has adopted, and the Commission has approved, certain changes to its maintenance requirements including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" supra for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has achieved and is confident of maintaining a level of Stockholders' equity above $2,500,000. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

     Management believes actions taken and presently being taken to meet and enhance the Company's operating and financial requirements should assure and provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations and no adjustments have been made to offset the outcome of this uncertainty.

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

     30. GOVERNMENT REGULATION OF THE INTERNET MAY IMPEDE THE COMPANY'S GROWTH OR ADD TO ITS OPERATING COSTS.

     Like many Internet-based businesses, the Company operates in an environment of tremendous uncertainty as to potential government regulation. The Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations have been introduced or are under consideration and court decisions have been or may be reached in the U.S. and other countries in which the Company does business that affect the Internet or other online services, covering issues such as pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, it is uncertain how existing laws governing issues such as taxation, property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy will be applied to the Internet. The majority of these laws were adopted prior to the introduction of the Internet and, as a result, do not address the unique issues of the Internet. Recent laws that contemplate the Internet, such as the Digital Millennium Copyright Act in the U.S., have not yet been fully interpreted by the courts and their applicability is therefore uncertain. The Digital Millennium Copyright Act provides certain "safe harbors" that limits the risk of copyright infringement liability for service providers such as the Company with respect to infringing activities engaged in by users of the service.

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

     The Company is not aware of any recent related legislation specifically mentioned herein but there can be no assurance that future government regulation will not be enacted further restricting use of the internet that might adversely affect the Company's business.

     31. NEW TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     In the U.S., the Company does not collect sales or other similar taxes on goods sold through the Company's internet websites. The Internet Tax Freedom Act of 1998, (extended through November 2003), prohibits the imposition of taxes on electronic commerce by United States federal and state taxing authorities. The Company is not aware of any further extensions regarding but understands that more permanent application is currently being discussed in the federal legislature. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted and not in conflict with federal prohibitions, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. There has been recent activity in attempts to enforce the federal Jenkins Act which historically allowed State taxation of sales of goods made through use of the United States mail and is currently being reviewed toward possibly allowing the States to tax internet sales. . In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the sale of merchandise could impair its revenues and its ability to acquire and retain customers.

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

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in this Report on the pages indicated:

                                                              Page
                                                              ----

Report of Independent
Certified Public Accountants:                                     F-2

Consolidated Balance Sheet as of December 31, 2003          F-3 - F-4

Consolidated Statements of Operations for the
Years Ended December 31, 2003 and 2002                            F-5

Consolidated Statement of
Changes in Stockholders' Equity for the
Years Ended December 31, 2003 and 2002                      F-6 - F-7

Consolidated Statements of
Cash Flows for the Years Ended December 31, 2003 and 2002   F-8 - F-9

Notes to Consolidated Financial Statements                  F-10-F-36


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

     The information required by items 9-12 are omitted pursuant to general instruction G(3) to Form 10K. The Company has included this information in its proxy statement to be mailed and filed with the Commission on or before April 30, 2004. The annual meeting is scheduled to be in June 2004. Such Proxy Statement expected to be filed with the Commission by April 30, 2004 and is incorporated herein by reference. The Company has established and adopted a Code of Ethics outlining and providing guidelines for executive and employer conduct regarding the disclosure, promotion and handling of Company business and business relationships and the Company has also established a Nominating Committee of certain of its Directors to assist in the election and succession of members of the Company's Board of Directors. Copies of the Company's Code of Ethics and Nominating Committee Charter are included as exhibits to this Report and in the future are expected to be disclosed in the Company's Internet home page website.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

1. (a) Exhibits:

   See Index to Exhibits

2. Reports on Form 8-K

     A Form 8-K report was filed November 18, 2003 regarding the announcement by the Company of its 3rd quarter 2003 financial results on which the Company published a press release made an exhibit to such Form 8-K. Such was the only 8K report filed during the fourth quarter of 2003.

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

     The Company is evaluating and is hopeful at completing the adoption of a revised Audit Committee Charter providing expanded authority of such committee and the independent nature and identify of its director participants as required by the recent enactment of the Sarbanes-Oxley Act. The Company believes that at least one director participant therein will be qualified as an "audit committee financial expert" as defined in such Act.

     There have been no significant changes in the Registrants internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Fees paid to the Company's independent auditors in the last two years were as follows:

                               2003            2002

audit fees                    130,000          85,000
audit related fees                 -                -
tax fees                       32,500          25,000
other fees                     25,000           5,500

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

Dated: March 30, 2004

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

Signed: March 30, 2004

                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein, Director
                                      Chief Financial Officer
Signed: March 30, 2004

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

Date: March 30, 2004

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

Date: March 30, 2004

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    Synergy Brands, Inc.

We have audited the accompanying consolidated balance sheet of Synergy Brands, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy Brands, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
March 5, 2004

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003

                                     ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                                            $ 777,522
    Cash collateral security deposit                                                       500,000
    Marketable securities                                                                   46,035
    Accounts receivable trade, less allowance for doubtful accounts of $127,481          3,630,007
    Other receivables                                                                      674,519
    Inventory                                                                            2,164,116
    Prepaid assets and other current assets                                                509,479
                                                                                         ---------
              Total current assets                                                       8,301,678

PROPERTY AND EQUIPMENT, NET                                                                379,224

OTHER ASSETS                                                                               186,057

NOTES RECEIVABLE                                                                           437,133

Intangible assets, net of accumulated amortization of $1,780,736                         1,524,256

GOODWILL                                                                                   164,297
                                                                                         ---------
                                                                                      $ 10,992,645
                                                                                        ==========


         The accompanying notes are an integral part of this statement.

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Lines of credit                                                                                 $ 4,013,680
    Accounts payable                                                                                  3,108,695
    Related party note payable                                                                          100,800
    Accrued expenses                                                                                     37,476
                                                                                                    -----------
                    Total current liabilities                                                         7,260,651

NOTES PAYABLE                                                                                           788,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Class A preferred stock - $.001 par value; 100,000 shares authorized
        and outstanding; liquidation preference of $10.50 per share                                         100
    Class B preferred stock - $.001 par value; 9,900,000 shares authorized, none issued                       -
    Class B Series A Preferred stock-$.001 per value; 500,000 shares authorized;
        160,000 shares issued and outstanding; liquidation preference of $10.00 per share                   160
    Common stock - $.001 par value; 49,900,000 shares authorized;
        1,919,359 shares issued and outstanding                                                           1,919
    Additional paid-in capital                                                                       37,748,004
    Deficit                                                                                         (34,373,327)
    Unearned Compensation                                                                              (426,252)
    Accumulated other comprehensive loss                                                                 (1,772)
                                                                                                    -----------
                                                                                                      2,948,832

    Less treasury stock, at cost, 1,000 shares                                                           (5,000)
                                                                                                    -----------
                                                                                                      2,943,832
                                                                                                    -----------
                                                                                                    $10,992,645
                                                                                                    ===========


         The accompanying notes are an integral part of this statement.

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                               2003                   2002

Net sales                                                                 $40,540,577             $31,540,675
                                                                          -----------             -----------
Cost of sales
    Cost of product                                                        36,837,796              29,241,384
    Shipping and handling costs                                               893,582                 600,994
                                                                          -----------             -----------
                                                                           37,731,378              29,842,378
                                                                          -----------             -----------
              Gross profit                                                  2,809,199               1,698,297

Operating expenses
    Advertising and promotional                                                91,634                 469,965
    General and administrative                                              2,984,663               3,196,270
    Depreciation and amortization                                             692,698                 893,935
                                                                          -----------             -----------
                                                                            3,768,995               4,560,170
                                                                          -----------             -----------
              Operating loss                                                 (959,796)             (2,861,873)

Other income (expense)
    Interest income                                                            13,913                  26,695
    Other income (expenses)                                                   298,932                 514,860
    Equity in earnings of investee                                             92,424                  67,717
    Interest and financing expenses                                          (690,038)               (211,279)
                                                                          -----------             -----------
                                                                             (284,769)                397,993
                                                                          -----------             -----------
              Loss before income taxes                                     (1,244,565)             (2,463,880)

Income tax expense                                                             32,658                  22,687
                                                                          -----------             -----------
              NET LOSS                                                     (1,277,223)             (2,486,567)

Dividend-Preferred Stock                                                      (78,000)                   -
                                                                          -----------             -----------
Net loss attributable to common stockholders                            $  (1,355,223)          $  (2,486,567)
                                                                          ===========             ===========

Basic and diluted net loss per common share:                                   $(0.82)                 $(1.91)
                                                                          ===========             ===========
Weighted-average shares used in the computation of loss per
    common share:
       Basic and diluted                                                    1,652,019               1,302,042
                                                                          ===========             ===========


The accompanying notes are an integral part of these statements

                      Synergy Brands, Inc. and Subsidiaries

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY AND COMPREHENSIVE LOSS

                     Years ended December 31, 2003 and 2002



                                               Class A        Class B - Series A                            Additional
                                          preferred stock      Preferred stock         Common stock         paid-in
                                        Shares      Amount    Shares      Amount     Shares       Amount     capital       Deficit

Balance at January 1, 2002              100,000      $100                           1,237,621     $1,238  $34,795,297  $(30,609,537)

Common stock  and options issued
   in connection with compensation
   Plan                                                                                85,500         85      301,360
Intrinsic value of stock options
   issued in connection with
   compensation plan                                                                                           49,825
Issuance of restricted stock                                                            1,250          1        4,199
Purchase of treasury stock
Sale of treasury stock                                                                                        (24,451)
Retirement of treasury stock                                                                                 (167,500)
Extinguishment of notes receivable                                                     25,000         25       99,975
Extinguishment of advertising and
   in-kind services receivable from
   stockholder                                                                         18,750         19      151,981
Change in unrealized gain on
    marketable securities
Cumulative translation adjustments
Net loss                                                                                                                 (2,486,567)
                                        -------     -----    ------      -------     ---------      ------     -------   -----------

Comprehensive loss
Balance at December 31, 2002            100,000     $ 100      --          --        1,368,121     $1,368  $35,210,686 $(33,096,104)
                                        =======     =====    ======      =======     =========      =====-   =======   ===========
Common stock and options issued
      in connection with compensation
      plan                                                                             93,438         93      212,133
Common stock issued                                                                    30,000         30       47,170
Net proceeds from issuance of
      common stock in
 connection with private placement                            160,000        160      160,000        160    1,509,680
Issuance of common stock in
      satisfaction of note payable                                                     15,300         15       39,985
Issuance of restricted stock in
      Connection with notes payable                                                    42,500         43       97,957
Issuance of common stock for services                                                 185,000        185      493,315
Issuance of common stock in
  connection with CAW acquisition                                                      25,000         25       99,975
Purchase of treasury stock
Sale of treasury stock                                                                                        115,103
Preferred stock dividend                                                                                      (78,000)
Consulting expense
Change in unrealized gain on
      marketable securities
Cumulative translation adjustments
Net loss                                                                                                                (1,277,223)
                                        -------     -----    ------      -------     ---------      ------     -------   -----------

Comprehensive loss
Balance at December 31, 2003            100,000      $100    160,000       $160      1,919,359     $1,919  $37,748,004 $(34,373,327)
                                        =======     =====    ======      =======     =========      =====-   =======   ===========


                     Years ended December 31, 2003 and 2002



                                                                                                Stockholder's
                                         Accumulated                                             advertising
                                           other                                  Stockholders' and in-kind     Total        Compreh
                                         comprehensive   treasury   unearned       notes'        services      stockholder's   sive
                                          income (loss)   stock     Compensation   receivable    Receivable     equity        Loss


Balance at January 1, 2002                 $1,685       $(251,135)                $ (115,629)  $(794,990)    $3,027,029

Common stock  and options issued
   in connection with compensation
   Plan                                                                               (2,500)                 298,945
Intrinsic value of stock options
   issued in connection with
   compensation plan                                                                                           49,825
Issuance of restricted stock                                                                                    4,200
Purchase of treasury stock                                (75,752)                                           (75,752)
Sale of treasury stock                                    130,948                                             106,497
Retirement of treasury stock                              167,500                                                   -
Extinguishment of notes receivable                                                   113,129                  213,129
Extinguishment of advertising and
   in-kind services receivable from
   stockholder                                                                                   794,990      946,990
Change in unrealized gain on
    marketable securities                  (1,583)                                                             (1,583)   $ (1,583)
Cumulative translation adjustments           (176)                                                               (176)       (176)
Net loss                                                                                                    (2,486,567)  (2,486,567)
                                          --------      ---------   --------      ---------    ---------   ------------   ----------
Comprehensive loss                                                                                                      $(2,488,326)
                                                                                                                       ============
Balance at December 31, 2002         $   (74)            $(28,439)       =          $(5,000)         -        $ 2,082,537
                                         ========       =========   ========      =========    =========      ============ =========

Common stock and options issued
  in connection with compensation plan                                               5,000                       217,226
Common stock issued                                                                                               47,200
Net proceeds from issuance of
 common stock in
 connection with private placement                                                                             1,510,000
Issuance of common stock in satisfaction of note payable                                                          40,000
Issuance of restricted stock in
      connection with notes payable                                                                               98,000
Issuance of common stock for services                                  (493,500)
Issuance of common stock in
  connection with CAW  acquistion                                                                                100,000
Purchase of treasury stock                               (122,779)                                              (122,779)
Sale of treasury stock                                    146,218                                                261,321
Preferred Stock Dividend                                                                                        (78,000)
Consulting expense                                                       67,248                                   67,248
Change in unrealized gain on
      marketable securities                  4,003                                                                 4,003       4,003
Cumulative translation adjustments          (5,701)                                                               (5,701)    (5,701)
Net loss                                                                                                      (1,277,223)(1,277,223)
                                          --------       ---------   --------      ---------    --------- --------------    --------
Comprehensive loss                                                                                                        $1,278,921
                                                                                                                          ==========

Balance at December 31, 2003              $(1,772)     $(5,000)     $426,252)    --                          $2,943,832
                                          --------      ---------   --------      ---------    ---------      ------------  --------


         The accompanying notes are an integral point of this statement

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                           2003                   2002


Cash flows from operating activities
    Net loss                                                                               $ (1,277,223)       $ (2,486,567)
    Adjustments to reconcile net loss to net cash
       used in operating activities
         Depreciation and amortization                                                          625,450             893,935
         (Recovery of)/Provision for doubtful accounts                                          (35,090)            112,351
         Amortization of financing costs                                                         82,142                   -
         Loss (gain) on sale of marketable securities                                           (10,828)             71,237
         Loss on sale of preferred stock of investee                                                  -              57,600
         Equity in earnings of investee                                                         (92,424)            (67,717)
         Loss on forgiveness of stockholder's note receivable                                         -             213,129
         Loss on forgiveness of advertising receivable from a stockholder                             -             290,217
         Gain on dissolution of subsidiary                                                            -            (215,250)
         Gain on settlement of liabilities due to vendors                                      (282,750)           (592,689)
         Dividends on preferred stock of subsidiary                                                   -               6,125
         Non-Cash Compensation                                                                   67,248              49,825
         Operating expenses paid with common stock and warrants                                 100,725             303,145
         Changes in operating assets and liabilities
             Net (increase) decrease in
                Accounts receivable and other receivables                                    (2,095,518)         (1,440,824)
                Inventory                                                                    (1,089,208)            265,263
                Prepaid expenses, related party note receivable and other assets               (122,354)             26,050
             Net increase (decrease) in
                Accounts payable, related party note payable, accrued
                    expenses and other current liabilities                                    1,231,455            (605,182)
                Other liabilities                                                                     -             282,750
                                                                                             ----------         -----------
                      Net cash used in operating activities                                  (2,898,375)         (2,836,602)

Cash flows from investing activities
    Purchase of business, net of cash acquired                                                 (414,000)                  -
    Purchase of marketable securities                                                          (488,868)           (979,379)
    Proceeds from sale of marketable securities                                                 460,060           2,635,571
    Purchase of property and equipment                                                          (28,638)            (14,342)
    Payment of collateral security deposit                                                     (500,000)                  -
    Refund of collateral security deposit                                                             -             658,542
    Proceeds from sale of preferred stock of investee                                                 -             230,400
    Purchase of customer lists                                                                        -            (250,000)
    Payments received on notes receivable                                                         2,267                   -
    Issuance of notes receivable                                                               (329,000)           (110,400)
                                                                                             ----------         -----------
                      Net cash provided by (used in) investing activities                    (1,298,179)          2,170,392
                                                                                             ----------         -----------


                      Synergy Brands, Inc. and Subsidiaries

                             Year ended December 31,


                                                                                              2003                2002

Cash flows from financing activities
    Borrowings under line of credit                                                         $19,432,524         $10,486,724
    Repayments under line of credit                                                         (17,172,964)         (9,130,942)
    Increase in deferred financing cost                                                         (18.750)                  -
    Proceeds from the issuance of notes payable                                                 850,000             722,778
    Repayments of notes payable                                                                 (20,000)           (662,778)
    Due from broker                                                                                   -          (1,216,733)
    Proceeds from issuance of common stock                                                       47,200                   -
    Net Proceeds from the issuance of common and preferred stock
        in a private placement                                                                1,510,000                   -
    Proceeds from the exercise of stock purchase options                                         111,500                  -
    Proceeds from the sale of treasury stock                                                    261,321             106,497
    Proceeds from stock subscription                                                              5,000                   -
    Purchase of treasury stock                                                                 (122,779)            (75,752)
    Payment of dividends                                                                        (78,000)              -
                                                                                              ---------           ----------
                      Net cash provided by financing activities                               4,805,052             229,794
                                                                                              ---------           ----------
  Foreign currency translation                                                                   (5,700)               (176)
                                                                                              ---------           ----------
                      NET  INCREASE (DECREASE) IN CASH                                          602,798            (436,592)

Cash and cash equivalents, beginning of year                                                    174,724             611,316
                                                                                              ---------           ----------
Cash and cash equivalents, end of year                                                         $777,522            $174,724
                                                                                              ---------           ----------

Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                                                $590,126            $164,000
                                                                                              ---------           ----------
       Income taxes paid                                                                       $ 32,658            $ 23,000
                                                                                              ---------           ----------

Supplemental disclosures of noncash operating, investing
    and financing activities:
      Common stock issued for acquistion                                                       $100,000            $     -
                                                                                              ---------           ----------
      Unrealized gains on marketable securities                                                $  4,105            $   102
                                                                                              ---------           ----------
      Common stock issued for notes receivable                                                 $     -             $ 2,500
                                                                                              ---------           ----------
      Common stock issued in satisfaction of note payable                                      $ 40,000            $     -
                                                                                              ---------           ----------
      Common stock issued in connection with consulting agreement and services                 $493,500            $     -
                                                                                              ---------           ----------



        The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


NOTE A - DESCRIPTION OF THE BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

Synergy Brands, Inc. and its subsidiaries (collectively, "Synergy' or the 'Company") is engaged in the distribution business. In addition, the Company develops and operates Internet platform operations and Internet-based businesses designed to sell a variety of products, including health and beauty aids and premium handmade cigars, directly to consumers (business to consumer) and to businesses (business to business). Synergy was incorporated on September 26, 1988 in the state of Delaware.

At December 31, 2003, the Company had cash and cash equivalents, cash collateral security deposit and marketable securities of approximately $1,324,000, working capital of approximately $1,041,000 and an accumulated deficit of approximately $34,373,000. The Company incurred a loss of approximately $1,277,000 during the year ended December 31, 2003.

As  discussed in Note J, the Company  maintains a line of credit which  provides
the  Company  with  financing  based  upon  eligible  accounts   receivable  and
inventory, as defined.

On March 1, 2004, the Company received $490,000 pursuant to the issuance of three promissory notes bearing interest at 12% per annum which are due February 28, 2006. The Company is not required to repay the principal until the maturity date of the notes, February 28, 2006. 19,600 restricted shares of the Company's common stock were also issued as part of the financing.

Management believes that continued cost containment, improved financial and operating controls, and a focused sales and marketing effort should provide positive results from operations and cash flows in the near term. Achievement of these goals, however, will be dependent upon the Company's attainment of increased revenues, improved operating costs and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company's goals will be achieved.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synergy, its wholly-owned subsidiaries and it's majority-owned subsidiary (collectively, the "Company"). During the year ended December 31, 2002, the Company dissolved its majority-owned subsidiary (see Note K). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in 50% or less owned companies over which the Company has the ability to exercise significant influence.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

3. Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2003 and 2002, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations.

4. Accounts Receivable Trade

The Company's accounts receivable trade are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars either direct or from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts generally due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B (continued)

considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Accounts receivable trade, net consist of the following components at December 31, 2003:

              Accounts receivable - business to business   $3,635,741
              Accounts receivable - business to consumer      121,747
                       Total                                3,757,488

              Less allowance for doubtful accounts          (127,481)

                                                           $3,630,007

Changes in the Company's allowance for doubtful accounts during the year ended December 31, 2003 are as follows:

              Beginning balance                                $  162,571
              Provision for (reduction in) doubtful accounts     (35,090)

              Ending balance                                     $127,481

5. Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 2003 totaled approximately $629,164. Marketable securities are potentially subject to concentration of credit risk, but such risk is limited due to such amounts being invested in investment grade securities.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B (continued)

During the year ended December 31, 2003 sales to two customers each, accounted for 11% of total sales, and in 2002, sales for one customer accounted for 11% of total sales, respectively. Two customers accounted for 30% and 21%, respectively of accounts receivable at December 31, 2003. These concentrations relate to the Company's PHS Group segment. In addition, one customer in the Proset segment accounted for 12% of accounts receivable at December 31, 2003 (See Note S.)

During the years ended December 31, 2003 and 2002, the Company purchased approximately 71% and 77%, respectively, of its products from one supplier. If the Company were unable to maintain this relationship it might have a material impact on future operations.

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

8. Web Site Development Costs

Capitalized website cost are amortized using the straight-line method over the estimated useful lives of the Web sites, not to exceed three years.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B (continued)

9. Vendor Allowances

The Company recognizes vendor allowances, which are classified as reductions in cost of sales, at the date goods are purchased and recorded, and under fixed and determined arrangements. During the fourth quarter of 2003, the Company recognized approximately $318,000 in vendor allowances arising from arrangements with a major supplier that met the critieria for being fixed and determinable. The Company expects to record such vendor allowances principally based on purchases, which were previously not under fixed arrangements, on a current as purchases are recorded and the arrangements are in effect that meet the aforementioned criteria. Vendor allowances from manufacturers, included in other receivables in the accompanying consolidated balance sheet aggregated $674,519 at December 31, 2003.

10. Intangible Assets

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

On June 1, 2003, the Company acquired the common stock of Ranley Group, Inc. (d.b.a. cigars Around the World ("CAW") of Chicago, Illinois). Intangible assets acquired, which consist primarily of customer lists, are being amortized over a six (6) year estimated useful life from the date of acquisition. (see Note C)

Prior to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," these intangible assets were amortized over their estimated useful life of five years. As a result of the adoption of SFAS No. 142, intangible assets with indefinite useful lives will no longer be amortized but instead will be reviewed for impairment at least annually and more often when impairment indicators are present. As a result, the Company's trade names will no longer be amortized. The Company's customer lists have finite lives. Management considered various factors, including appraisals, in determining that a revision to the estimated useful life of the Company's customer lists should be made. Based upon the analysis, it was determined that the estimated useful life should be extended prospectively, by a term of six years from the original useful life of five years. This modification decreased amortization expense by approximately $129,000 during the year ended December 31, 2002. As a result, the remaining carrying amount will be amortized prospectively over the remaining useful life. In 2003, the amortization expense recorded for the year was $192,354.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B (continued)

At December 31, 2003, intangible assets are comprised of the following:

                       Amortized intangible assets
                           Customer lists                   $ 3,114,629
                           Less accumulated amortization     (1,680,773)
                                                              1,433,856
                       Unamortized intangible assets
                           Trade names                           90,400

                           Total                            $ 1,524,256

Amortization expense for the Company over the next five years is estimated to be approximately $222,000 per year.

11. Long-lived Assets

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

12. Revenue Recognition

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

13. Advertising

The Company expenses advertising and promotional costs as incurred. Advertising and promotional expenses were approximately $91,000 and $470,000 for the years ended December 31, 2003 and 2002.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B (continued)

14. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carry forwards for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred tax assets will not be realized.

15. Stock Split

On September 30, 2002, the Company's Board of Directors authorized a 1-for-4 reverse split of its common stock. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reverse split.

16. Basic and Diluted Loss Per Share

Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period.
Incremental shares from assumed exercises of stock options and warrants of 596,650 and 586,759 for the years ended December 31, 2003 and 2002, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

17. Stock-Based Compensation Plans

At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note M. The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148. Under APB No. 25, when the exercise price of the Company's employee or director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B (continued)

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                         Year ended December 31,
                                                          2003            2002

             Net loss, as reported                     $(1,277,223) $(2,486,567)
             Add:  Total stock-based employee
                 compensation expense included                   -
                 in reported net loss                                     49,825
             Deduct:  Total stock-based employee
                 compensation expense determined
                 under fair value-based method for all
                 awards                                         -      (601,250)

             Pro forma net loss                        $(1,277,223) $(3,037,992)

             Loss per share
                 Basic and diluted - as reported           $ (0.82)     $ (1.91)
                 Basic and diluted - pro forma              $(0.82)      $(2.33)

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

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B (continued)

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

         No stock options were granted during the year ended December 31, 2003.

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

19. Recent Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans for receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB issued FASB Interpretation No. 46R, "consolidation of Variable Interest Entities an interpretation of ARB 51 (revised

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B (continued)

December 2003)" ("FIN 46R"), which includes significant amendments to the previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates based on the nature as well as the creation date of the variable interest entity. The Company is now required to adopt the provisions of FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of these pronouncements has not and is not expected to have a material impact on the Company's consolidated financial condition or results of operations taken as whole.

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

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accountant Bulletin No. 104, "Revenue recognition" ("SAB No.104"), which codifies, revises and rescinds certain sections on SAB No. 101, "Revenue Recognition" in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position or results of operations.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE C - ACQUISITION

On June 1, 2003, the Company acquired the common stock of Ranley Group, Inc. (d.b.a. Cigars Around the World ("CAW") of Chicago, Illinois). CAW is a leading supplier of premium hand made cigar to some of some of the most prestigious hotels, restaurants, casinos and golf clubs in the United States. The purchase price for the common stock acquired was $425,000. Additional consideration of up to $450,000, to be paid through the issuance of Class B, Series A Preferred stock, cash or common stock is payable on various dates through May 2006, based upon the achievement of certain targeted operating results of CAW predominately based upon multiplying Earnings before depreciation amortization and taxes (EBTDA) by six times. In December 2003, 25,000 shares of common stock have been issued valued at $100,000 for the purpose of the satisfying the anticipated consideration due the seller by March 31, 2004, based upon the operating results of CAW through December 31, 2003. In the event that CAW experiences an EBTDA loss for the last quarter of initial measurement period of 2004 an adjustment will be made to future consideration issued.

The acquisition of CAW has been accounted for as a purchase pursuant to SFAS No. 141, " Business Combinations." The operations of CAW have been included in the Company's statement of operations since the acquisition date. The following table summarizes the assets and liabilities acquired from CAW based upon the Company's allocation of the $425,000 purchase price.

                  Cash                                         $   11,000
                  Accounts Receivable                             374,000
                  Other Assets                                      9,000
                  Customer List                                   361,000
                  Goodwill                                         64,000
                  Accounts Payable                               (331,000)
                  Other Current Liabilities                       (35,000)
                  Other Long-Term Liabilities                     (28,000)
                                                               $  425,000

Customer lists are being amortized over a six year estimated useful life from the date of acquisition. The primary reason for the acquisition of CAW and the main factor that contributed to a purchase price in excess of the net assets acquired is that CAW is expected to positively impact the Company's results of operations, in that CAW is expected to have limited selling, general and administrative expenses, as such business is a strategic addition to the Company's current internet operations. CAW distribution will be handled at Synergy's current cigar distribution facilities in Florida. The Company's cigar operations are conducted through Gran Reserve Corporation ("GRC"), which is wholly owned by the Company. Summarized below are the unaudited pro forma results of operations of operations of the Company as if CAW had been acquired at the beginning of the years presented:

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE C (continued)

Year Ended December 31,
                                                     2003             2002

            Net sales                           $41,066,000     $32,935,000
            Net loss per common shareholder      (1,342,000)    (2,477,000)

            Net loss per common share:
            Basic                                    $(0.81)        $(1.90)
            Diluted                                  $(0.81)        $(1.90)

The pro forma financial information presented above for the year ended December 31, 2003 and 2002 are not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, marketable securities and accounts receivable and accounts payable approximates fair value due to the short-term maturities of the instruments. The carrying amounts of borrowings under the line of credit agreement and notes receivable and notes payable approximate their fair values.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE E - MARKETABLE SECURITIES

The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities by major security type at December 31, 2003 are as follows:


                                                                       Gross           Gross              Fair
                                                                    unrealized      unrealized          market
                                                        Cost           gains           losses            value

       Available-for-sale securities
            Equity securities                          $41,930        $4,105         $   -             $46,035


Proceeds from the sale of available-for-sale securities and the resulting net realized gains included in the determination of net loss for the years ended December 31, 2003 and 2002 are as follows:

                                              2003               2002
      Available-for-sale securities
        Proceeds                          $460,060         $2,635,571
        Gross realized gains                27,713             66,414
        Gross realized losses              (16,885)          (137,651)

NOTE F - INVENTORY

     Inventory as of December 31, 2003 consisted of the following:

       Grocery, health and beauty products    $1,845,308
       Tobacco finished goods                    318,808

                                              $2,164,116

NOTE G - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2003 consisted of the following:

       Office equipment                                    $ 204,610
       Furniture and fixtures                                231,266
       Leasehold improvements                                411,673

                                                             847,549

       Less accumulated depreciation and amortization      (468,325)

                                                           $ 379,224

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE G (continued)

Depreciation and amortization expense on property and equipment for the years ended December 31, 2003 and 2002 was approximately $123,000 and $118,000, respectively.

NOTE H - OTHER ASSETS

Other assets consist of the following at December 31, 2003:

       Investment (a)                                           $164,604
       Website development costs, net of accumulated               5,375
          amortization of $924,104
       Other                                                      16,078

                                                                $186,057

(a) In December 2001, the Company made an investment in Interline Travel and Tour. Inc. ("ITT") for approximately 20% of the outstanding common stock of an investee ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. The Company also purchased 288,000 shares of nonvoting redeemable preferred stock of the investee. The aggregate cost of the investment was $290,880. The Company accounts for this investment under the equity method. During the year ended December 31, 2002, the Company sold the 288,000 shares of nonvoting redeemable preferred stock for aggregate proceeds of $230,400. The Company recorded a loss of $57,600 in conjunction with this sale. The Company recorded equity in the net earnings of investee of $92,424 and $67,717 during the years ended December 31, 2003 and December 31, 2002, respectively.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE H (continued)


Summarized financial information of this investee as of December 31, 2003 and for the years ended December 31, 2003 and 2002 is as follows:

                Financial position:                  2003             2002

                Current assets                   $1,511,000         $1,545,000
                 Property and equipment             147,000            207,000
                 Other assets                       306,000            345,000

                Total assets                     $1,964,000         $2,097,000

                Current liabilities             $   972,000        $   737,000
                Long-term debt                       82,000            524,000
                Other long-term liabilities           9,000              3,000

                Total liabilities                $1,063,000         $1,264,000


                Results of operations:               2003              2002

                Revenues                        $ 9,602,000        $ 8,167,000
                Operating expenses               (8,906,000)        (7,637,000)
                Other income                         54,000             44,000

                Income before income taxes          750,000            574,000
                Income tax expense                 (268,000)          (210,000)

                Net income                     $    482,000       $    364,000

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE I - NOTES RECEIVABLE

Through December 31, 2003, the Company provided $429,600 in financing to a significant customer who is a distributor of the Company's products in Canada and is expanding its distribution channel. The promissory note, which is secured by accounts receivable and inventory, bears interest at 4%. The principal balance is due on December 31, 2005. Sales to this customer aggregated $4,649,000 in 2003 and $986,000 in 2002. Accounts receivable from this customer aggregates $801,000 at December 31, 2003.


NOTE J - LINE OF CREDIT AGREEMENT, NOTES PAYABLE AND NOTE PAYABLE TO STOCKHOLDER

In 2002, the Company entered into a promissory note with a lender that provide for borrowings of $60,000 which, bore interest at a rate of 9% per annum and was due on December 31, 2004. On March 31, 2003 the Company entered into a modification agreement with the lender pursuant to which the Company exchanged the note for 15,300 shares of common stock valued at $40,000 and $20,000 in cash.

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender'). The lines of credit, as amended in July 2003, under the loans allow for the borrowing of up to $7,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or
(2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At December 31, 2003, the interest rate on outstanding borrowings was 17%.
Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 525,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. The Company has guaranteed these loans on an unsecured basis. In November 2003, the Company secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with IIG. The LC expires in May 2004, at which time the cash deposit and reserves will be released. In the event that the Company requires an extension of this facility, the modification to the loan and security agreement will remain in effect.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE J (continued)

On February 5, 2003, the Company received $500,000 pursuant to the issuance of two secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 4, 2005. 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $56,000 was recorded as debt discount and will be amortized over the life of the notes payable. Amortization expense recorded in 2003 was approximately $26,000. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT.

On July 1, 2003, the Company received $350,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, June 30, 2005. 17,500 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $42,000 was recorded as debt discount and will be amortized over the life of the notes payable. Amortization recorded in 2003 was approximately $10,000. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT.

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

In May 2002, the shareholders of PCW authorized a dissolution of PCW as PCW had discontinued its operations during the year ended December 31, 2000. Upon the dissolution of PCW, there were no assets available for distribution. As a result, the Company recorded a gain of $215,250, which is included as a component of other income (expense) in the 2002 accompanying consolidated statement of operations, or $.17 per share on the dissolution of PCW, related to cumulative dividends payable of $110,250 and capital contributed by the minority shareholders of $105,000.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE L - STOCKHOLDERS' EQUITY

The Company has 100,000 authorized and outstanding shares of Class A preferred stock with a par value of $.001; 13-to-one voting rights; liquidation of $10.50 per share and before common stock and redemption at option of Company at $10.50 per share.

In January 2003, the Company designated 100,000 shares of Class B Preferred stock, par value $.001 per share to be designated as Class B, Series A Preferred Stock and in June 2003, the Company increased the authorized Class B, Series A preferred stock to 500,000 shares. The holders of Class B, Series A Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B, Series A Preferred Stock are entitled to receive dividends at the annual rate of $.90 per share per annum. The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds, capital and surplus of the Corporation, redeem the Class B, Series A Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series A Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If, however, as to each share of Class B, Series A Preferred Stock outstanding, if not redeemed by the Company within 2 years of the issuance of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series A Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series A Preferred Stock for each year that said share is not redeemed. No more that 19.9% of the Company's stock can be issued in connection with stock dividend payments against the Class B, Series A preferred stock.

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

At December 31, 2001, Synergy issued outstanding warrants to SBG to purchase 25,000 shares of common stock at $14.00 per share. The warrants become exercisable when the shares are registered and expire in December 2010.

On September 30, 2002, the Company exchanged in full its outstanding note payable and accrued interest of $656,773 through a revision agreement with SBG for the termination of $794,990 of its outstanding unused advertising credits with Sinclair. In addition, the Company issued 75,000 shares of stock and 31,250 warrants exercisable at $5.00 to Sinclair in conjunction with this transaction. The Company recorded a charge to earnings of $290,218 as the fair market value of the consideration given exceeded the unused advertising credits.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE L (continued)

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

In June 2003, the Board of Directors approved a second Private Placement in which 100,000 shares were offered, with each unit consisting of one share of unregistered Class B, Series A preferred Stock and one share of unregistered restricted Common Stock at a purchase price of $10.00 per unit. In June and July 2003, the Company sold 10,000 and 90,000, units and received aggregate proceeds of $100,000 and $900,000 respectively. In connection with the January and June private placements, the Company incurred $90,000 in legal fees which are netted against the proceeds.

In July 2003, the Company issued 150,000 shares of common stock in connection with an agreement for consulting services for the three year period ending June 30, 2006. The Company recorded $403,500 as unearned compensation and recorded compensation expense of $67,248 during 2003.

During the years ended December 31, 2003 and 2002, the Company repurchased 47,866 and 21,329 shares of treasury stock for an aggregate amount of $122,779 and $75,752, respectively. The Company sold 54,366 shares of its treasury stock during the year ended December 31, 2003, for aggregate proceeds of $261,321.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE L (continued)

For the year ending December 31, 2003, the Company issued 65,938 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $93,125 and unearned compensation of $90,000. The Company also issued options to purchase 75,000 shares of its common stock at a exercise price of $4.00 per share, with a fair value of $7,500, to a principal at a major customer in Canada and issued 30,000 shares of common stock to an unrelated third party for $47,200.

For the year ended December 31, 2003, the Company received proceeds of $111,500 from the exercise of stock options to purchase 62,500 shares of the Company's common stock.

The following is a summary of transactions involving warrants to purchase common stock for the years ended December 31, 2003 and 2002.

                                                                       Weighted-
                                                   Number               average
                                                   of shares      exercise price

         Outstanding at January 1, 2002          281,250               $ 12.27
             Granted                              31,250                  5.00
             Cancelled/forfeited                 (85,000)               (19.41)

         Outstanding at December 31, 2002        227,500                  8.60
             Cancelled/forfeited                 (17,500)               (35.00)

         Outstanding at December 31, 2003        210,000              $   6.40


The following table summarizes information concerning currently outstanding and exercisable stock purchase warrants:


                                                 Warrants outstanding                        Warrants exercisable
                                                         Weighted-
                                       Number             average       Weighted-            Number         Weighted-
                                    outstanding at       remaining       average         exercisable at      average
              Ranges of             December 31,        contractual     exercise          December 31,      exercise
             exercise prices            2003            life (years)      price               2003            price

           $5.00                      173,750               2.84        $  5.00             173,750         $  5.00
           $10.00 - $12.00             31,250               1.97          10.40              31,250           10.40
           30.00 - 40.00                 5000               1.33          30.00                5000           30.00

                                      210,000               2.67        $  6.40             210,000          $  6.40


                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE M - STOCK OPTION PLANS

In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the "Plan"). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. The Plan terminates with respect to the granting of common stock and options in 2004. Since the inception of the Plan, Synergy has issued 1,138,838 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance or at an amount equal to the service provider's invoice amount. During the years ended December 31, 2003 and 2002, the Company issued 65,938 and 85,500 shares of its common stock, respectively, to various service providers and has recorded a charge to earnings of $93,125 and $298,945, respectively, pursuant to the provisions of the Plan. Under the Plan, Synergy has granted options to selected employees and professional service providers. The maximum term of options granted under the Plan is ten years. During the year ended December 31, 2002, the Company recorded a charge to operations of $49,825, which represented the intrinsic value of stock options granted to employees and directors in January 2002. There was no charge to operation for the year ended December 31, 2003.

The following is a summary of such stock option transactions for the years ended December 31, 2003 and 2002 in accordance with the Plan and other restricted stock option agreements:

                                                               Weighted-
                                           Number               average
                                           of shares          exercise price

       Outstanding at January 1, 2002      140,809               $ 32.12
           Cancelled/forfeited             (13,175)               (34.66)
           Granted                         356,625                  2.81

       Outstanding at December 31, 2002    484,259                 10.46
           Granted                          85,000                  3.53
           Cancelled/forfeited             (25,109)                (9.08)
           Exercised                       (62,500)                 1.84

       Outstanding at December 31, 2003    481,650               $ 10.42

       Available for grant
           December 31, 2003             7,261,162

           December 31, 2002             7,457,291

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE M (continued)

The following table summarizes information concerning currently outstanding and exercisable stock options:



                                                 Options outstanding                       Options exercisable
                                                      Weighted-
                                      Number           average        Weighted-           Number         Weighted-
                                   outstanding at     remaining        average        exercisable at      average
             Ranges of             December 31,      contractual      exercise         December 31,      exercise
            exercise prices            2003          life (years)       price              2003            price

           $ 1.00 - $ 4.00           376,125              .99          $  3.68          376,125          $  3.68
            18.00  - 20.00            29,000              .65            18.34           29,000            18.34
           25.00 -  35.60             36,275              .69            27.36           36,275            27.36
           40.00 -  50.00              8,500              .99            42.94            8,500            42.94
           60.00 -  70.00             31,750              .62            61.57           31,750            61.57

                                     481,650              .92           $10.86          481,650           $10.86


The Company has also reserved 100,000 shares for a stock option plan ("Option Plan") for nonemployee, independent directors, which entitles each nonemployee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 84,000 shares available for grant at December 31, 2003.

NOTE N - TRANSACTIONS WITH RELATED PARTIES

The Company pays consulting fees to two entities, one of which is owned by the Company's Chairman and Chief Executive Officer and the other is owned by the Company's President and Chief Operating Officer. Consulting fees paid during the years ended December 31, 2003 and 2002 aggregated approximately $55,000 and $134,000 respectively.

At December 31, 2002, there was an account receivable amount receivable from the entity that is owned by the Company's Chairman and Chief Executive Officer aggregating $44,750. In the first quarter of 2003 the receivable was repaid. At December 31, 2003 $100,800 is payable to the Company's Chairman and Chief Executive Officer for short-term advances made to the Company.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE O - OTHER INCOME (EXPENSE)

     Other income (expense) is comprised of the following:


                                                                         2003             2002

        Gain on settlements of liabilities due to vendors               $282,750         $592,689
             (Note R-3)
         Gain on dissolution of subsidiary (Note K)                            -          215,250
        Loss on forgiveness of notes receivable from a
            shareholder (Note L)                                               -         (113,129)
         Gain (loss) on sales of marketable securities (Note E)           10,828          (71,237)
        Loss on sale of preferred stock of an investee (Note H)                -          (57,600)
        Other                                                              5,354          (51,113)

                                                                        $298,932         $514,860


NOTE P - INCOME TAXES

At December 31, 2003, the Company had a net operating loss carry forward of approximately $30,423,000, which, if not utilized, will begin expiring in 2011. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The components of the deferred tax asset at December 31, 2003 were approximately as follows:

          Net operating loss carryforwards         $ 10,344,000
          Fixed assets and intangibles                  273,000
          Allowance for doubtful accounts                43,000
          Inventory                                      62,000
          Capital losses                                 51,000
          Other                                         (52,000)
          Valuation allowance                       (10,721,000)

                                                    $         -

Income taxes expense for the years ended December 31, 2003 and 2002 consisted of the following:

                                              2003          2002

          State and local                   $32,658      $22,687

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE P (continued)

A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 2003 and 2002 are as follows:

                                                            2003         2002

    Federal income tax expense at statutory rate            (34)%         (34)%

    Increase (decrease) resulting from
     Increase in valuation allowance                        34            34
       State and local income taxes, net of Federal
         benefit                                            .9            .9

                                                            .9 %          .9 %

NOTE Q - RETIREMENT PLAN

On January 1, 2002, the Company established the Synergy Brands, Inc. 401(k) Profit Sharing Plan (the "Plan") covering employees 21 years of age and older who have completed six months of continuous service. The Plan is a defined contribution plan which provides for voluntary employee contributions and discretionary employer contributions. Employees become fully vested in employer contributions after three years. The Company's discretionary matching and profit-sharing contributions to the Plan were $13,252 and $18,846 for the years ended December 31, 2003 and 2002, respectively.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE R - COMMITMENTS AND CONTINGENCIES

1. Lease Commitments

The Company leases office and warehouse space under operating leases expiring at various dates through June 2008. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under noncancelable operating leases as of December 31, 2003 were as follows:

      Year ending December 31,
             2004                                                $173,042
             2005                                                 123,691
             2006                                                  96,688
             2007                                                 101,364
             2008                                                  52,014
                                                                 $546,799

Rent expense under operating leases for the years ended December 31, 2003 and 2002 was approximately $112,000 and $130,000, respectively.

2. Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

3. Other Liabilities

Since 1999, the Company has disputed services performed by two vendors. In December 31, 2002, the Company and one vendor executed a settlement and release agreement. Pursuant to the terms of the settlement and release agreement, the Company was relieved of its obligation to pay for the service that it had disputed. The Company recorded a gain of $592,689 as a result of the release by the vendor.

During the first quarter of 2003, the Company has entered into a settlement and release agreement in which the Company paid $13,000 to a vendor and the Company has been released of its liability to that vendor. The Company has recorded a gain of $155,750 as a result of this release during the first quarter of 2003. In March 2003, the Company and another vendor executed a settlement and release agreement. Pursuant to the terms of the settlement and release agreement, the Company was relieved of its obligation to pay for the services that was disputed. The Company recorded a gain of $127,000 as a result of the release by this vendor. These gains were recorded as a component of other income (expense) in the consolidated statements of operations.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE S - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 2003 and 2002, as shown below:



                                            Proset            PHS Group         B2C           Corporate            Total
   Year ended December 31, 2003
     Revenue                               $3,671,106        $34,740,999      $2,128,472               -        $40,540,577
     Net loss                               (502,158)            (79,864)       (235,636)       (537,565)        (1,355,223)
     Depreciation and amortization           213,198             272,812         114,720          91,968            692,698
     Interest income                               -              13,805               -             108             13,913
     Other income (expense)                   (1,488)             25,490         271,603           3,327            298,932
     Equity in earnings of investee                -                   -               -          92,424             92,424
     Interest and financing expenses         199,892             449,876          39,518             752            690,038
     Identifiable assets                   2,874,102           6,236,552       1,253,920         628,071         10,992,645
     Additions to long-lived assets            2,220                 818         386,302               -            389,340
     Investment in affiliate                       -                   -               -         164,604            164,604


   Year ended December 31, 2002
     Revenue                              $2,537,216         $27,745,818     $ 1,257,641               -        $31,540,675
     Net loss                               (833,712)           (293,088)        (15,711)     (1,344,056)        (2,486,567)
     Depreciation and amortization           468,842             272,667         127,764          24,662            893,935
     Interest income                               -              $3,024               -          23,671             26,695
     Other income (expense)                   (6,407)            (18,056)        579,482         (40,159)           514,860
     Equity in earnings of investee                -                   -               -          67,717             67,717
     Interest and financing expenses          60,336              94,582          38,013          18,348            211,279
     Identifiable assets                   2,193,471           2,477,292         711,531         489,375          5,871,669
     Additions to long-lived assets                -               2,150          10,964         251,228            264,342
     Investment in affiliate                       -                   -               -          72,180             72,180


                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE S (continued)

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Geographic data, as of and for the years ended December 31, 2003 and 2002, is as follows:

                                               2003               2002

                 Revenue
                      United States           $34,076,666        $30,555,151
                      Canada                    6,463,911            985,524

                                              $40,540,577        $31,540,675

                 Accounts receivable
                      United States            $1,822,677       $  1,256,041
                      Canada                    1,934,811            776,628

                                               $3,757,488       $  2,032,669

                 Identifiable assets
                      United States           $10,818,667       $  5,824,230
                      Canada                      173,978             47,439

                                              $10,992,645       $  5,871,669

                                  EXHIBIT INDEX

Exhibit No.      Description                                                        Page
-----------      -----------                                                        ----
3.1              Certificate of Incorporation and amendments thereto (1)              --

3.2              By-Laws (2)                                                          --

4                Preferred Stock, Common Stock, and Options and
                 Warrants defining  rights of security  holders (3)               EX-3.1

10.3             Synergy Brands Inc. 1994 Services and Consulting  Compensation
                 Plan, as amended (4)

14               Code of Ethics                                                    EX-14

21               Listing of Company Subsidiaries                                   EX-21

31.1             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Executive Officer.                            EX-31.1

31.2             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Financial Officer.                            EX-31.2

99.1             Listing of Company Intellectual Properties                        EX-99.1

99.2             Nominating Committee Charter                                      EX-99.2

(1) Only a copy of the Restated Certificate of Incorporation filed November 10, 2003 and the clarification amendment to the Certificate of Incorporation filed March 2004 are included in the Exhibits. The amendments to Certificate of Incorporation filed 7/29/96 and filed 6/24/98 and Certificate of Designation regarding Preferred Stock filed 6/24/98, are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The amendment to the
         Certificate of Incorporation filed July 2000 is incorporated by reference to the exhibits filed to the form 10KSB/A of the Company filed 8/9/01. The amendment to the Certificate of Incorporation filed April 1, 2001 is incorporated by reference to the exhibits filed to the Form 10-KSB of the Company filed March 2002. The amendment to the Certificate of Incorpoartion filed February 11, 2003 and the Certificate of Designation regarding Prefered Stock filed March 13, 2003 are incorporated by reference to the 10KSB filed for the Company for the year ended 12/31/02. The original Certificate of Incorporation and other amendments thereto are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994

(3) Description of rights of Preferred Stock are included in the Restated Certificate of Incorporation filed November 10, 2003 clarificaiton amendment to the Certificate of Incorporation filed March , 2004 included herewith as exhibits and in the Certificate of Designation filed 3/13/03 incorporated by reference to the 10KSB filed for the Company for the year ended 12/31/03, and in the Certificate of Designation regarding Preferred Stock, as amende, and included as exhibit to the Form 10K/A of the Company filed 9/3/98 as well as the amendment to the certificate of incorporation filed in July 2000 and included as an exhibit to the Form 10KSB/A of the Company filed 8/9/01 which latter documents are incorporated by reference herein. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to
         Section 12(b) of the Exchange Act on July 16, 1991, including any amendments or reports filed for the purpose of updating such description. A facsimile of outstanding warrants is included by reference to the inclusion thereof as an exhibit to the Company's 10KSB report filed March 2002 which documents are incorporated by reference herein. Also incorporated by reference to the 10KSB filed for the Company for the year ended 12/31/04 is the Option Agreement dated September 30, 2002 entered by the Company with Sinclair Broadcasting Group Inc. as part consideration for modification of all earlier agreements between said parties, including extinguishment of Debt which Option Agreement along with all equity holdings in the Company held by Sinclair Broadcasting was subsequently purchased by and assigned to the largest shareholder of the Company to which assignment the Company consented.

(4) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-92243) filed with the Commission on 12/17/99