Form 10QSB
period 2004-03-31
SYNERGY BRANDS INC
filed 2004-05-14
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended MARCH 31, 2004

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

                                          [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 5, 2004 there were 2,031,154 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                            Page

         Item 1:  Financial Statements

         Consolidated Balance Sheet  as of  March 31, 2004
         (Unaudited)                                                        2-3

         Consolidated Statements of Operations for the three
         months ended  March 31, 2004 and 2003 (Unaudited)                    4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2004 and 2003 (Unaudited)                          5-6

         Notes to Consolidated  Financial Statements (Unaudited)           7-13

         Item 2:   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    14-23

         Forward Looking Information and Cautionary Statements            24-35

PART II: OTHER INFORMATION

         Item 3: Controls and Procedures                                     36

         Item 4: Submission of matters to a vote of Security Holders         36

         Item 6: Exhibits and Reports on Form 8-K                            36

         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004

                                   (Unaudited)

ASSETS

  Current Assets:
     Cash and cash equivalents                                                    $   536,972
     Cash collateral security deposit                                                 500,000
     Martetable securities                                                             34,790
     Accounts receivable trade, less allowance for doubtful accounts of $127,481    5,762,389
     Other receivables                                                              1,137,588
     Inventory                                                                      1,812,666
     Prepaid assets and other current assets                                          515,565
                                                                                 ------------

        Total Current Assets                                                       10,299,970

  Property and Equipment, Net                                                         347,818

  Other Assets                                                                        224,242

  Notes Receivable                                                                      5,667

  Intangible Assets, net of accumulated amortization of $1,836,314                  1,468,678

  Goodwill                                                                            264,297
                                                                                 ------------

  Total Assets                                                                   $ 12,610,672
                                                                                 ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Line-of-Credit                                                                   $  5,378,138
  Accounts Payable and Accrued Expenses                                               3,031,782
  Related Party Note Payable                                                             46,357
                                                                                   ------------

     Total Current Liabilities                                                        8,456,277

Notes Payable                                                                         1,218,536

Stockholders' Equity:

Class A Preferred Stock- $.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share                                     100
Class B Preferred Stock- $.001 par value; 9,900,000 shares authorized, none issued            -
Class B, Seriessx A Preferred Stock- $.001 par value; 500,000 shares authorized;
160,000 shares issued and outstanding; liquidation preference of $10.00 per share           160
Common Stock- $.001 par value; 49,900,000 shares authorized;
2,031,154 shares outstanding                                                              2,031
Additional paid-in capital                                                           38,106,512
Deficit                                                                             (34,795,301)
Unearned compensation                                                                  (370,128)
Accumulated other comprehensive loss                                                     (2,515)

Less; Treasury Stock, at cost, 1,000 shares                                              (5,000)
                                                                                   ------------
Total Stockholders' Equity                                                            2,935,859
                                                                                   ------------
Total Liabilities and Stockholders' Equity                                         $ 12,610,672
                                                                                   ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                                       2004                2003


Net Sales                                          $  13,307,183        $  9,079,644
                                                   -------------        ------------

Cost of Sales

  Cost of product                                     12,282,678           8,409,415
  Shipping and handling costs                            206,981             160,451
                                                   -------------        ------------
  Gross Profit                                           817,524             509,778

Operating Expenses

  Selling, General and Administrative Expenses           841,830             666,781
  Depreciation and Amortization                          145,787             147,950
                                                   -------------        ------------
                                                         987,617             814,731

Operating Loss                                          (170,093)           (304,953)

Other Income (expense)

  Interest Income                                          4,350               3,314
  Other Income (expense)                                  (3,624)            282,750
  Equity in earnings of Investee                          40,863              40,562
  Interest and financing expense                        (281,545)           (113,083)
                                                   -------------        ------------
                                                        (240,956)            213,543

     Loss before income taxes                           (411,049)            (91,410)

Income tax expense                                        10,925              41,408
                                                   -------------        ------------
NET LOSS                                                (421,974)           (132,818)

Dividened-Preferred Stock                                (36,000)                  -
                                                   -------------        ------------
Net loss attributable to Commons Stockholders      $    (457,974)       $   (132,818)
                                                   =============        ============

Basic and diluted net loss per common share        $       (0.23)       $      (0.09)
                                                   =============        ============


         The accompanying notes are an integral part of these statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                2004                 2003
                                                                            ------------        ------------
Cash Flows From Operating Activities:
Net loss                                                                    $ (421,974)          $ (132,818)
Adjustments to Reconcile Net loss to net cash
   used in operating activities
   Depreciation and Amortization                                                145,787              147,950
   Amortization of financing cost                                                15,374                3,111
   (Recovery of)/ provision for doubtful accounts                                     -              (35,090)
   Loss (Gain) on sale of marketable securities                                 (1,215)                    -
   Equity in earnings of investee                                              (40,863)              (40,562)
   Gain on settlement of liabilities due to vendor                                    -             (282,750)
   Non-Cash compensation                                                        30,750                     -
   Operating expenses paid with common stock                                   115,825                44,236
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts receivable and other receivables                                (2,595,451)             (301,851)
   Inventory                                                                    351,450             (631,311)
   Prepaid  assets,  related  party  note  receivable  and other assets          32,708              (52,850)
Net increase (decrease) in:
   Accounts payable, related party note payable, accrued
   expenses and other current liabilities                                     (168,832)              (84,139)
                                                                            ------------        ------------
     Net cash used in operating activities                                  (2,536,441)           (1,366,074)

Cash Flows From Investing Activities
Payment of collateral security deposit                                                -            (250,000)
Purchase of marketable securities                                              (47,005)                    -
Proceeds from sale of marketable securities                                     57,715                     -
Purchase of property and equipment                                                    -                 (723)
Payments received on notes receivable                                           431,466                  600
                                                                            ------------        ------------

       Net cash provided by (used in) investing activities                      442,176            (250,123)

Cash Flows From Financing Activities
Borrowings under line of credit                                               7,491,828            3,885,364
Repayments under line of credit                                              (6,127,370)          (3,204,809)
Proceeds from the issuance of notes payable                                     490,000              500,000
Proceeds from the issuance of common and preferred stock in a
private placement                                                                      -             600,000
Proceeds from the exercise of stock purchase options                            34,250                     -
Payment of dividends                                                           (36,000)                    -
Purchase of treasury stock                                                           -               (32,779)
                                                                            ------------        ------------

Net cash provided by financing activities                                     1,852,708            1,747,776

Foreign currency translation                                                      1,007               (2,476)
                                                                            ------------        ------------
      Net increase (decrease) in cash                                         (240,550)              129,103

Cash and cash equivalents, beginning of period                                  777,522              174,724
                                                                            ------------        ------------
Cash and cash equivalents, end of period                                      $ 536,972            $ 303,827
                                                                            ============        ============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                           2004           2003
                                                        ---------     ----------


Supplemental disclosure of cash flow information:

Cash paid for interest                                  $ 232,171     $ 100,597
                                                        ==========    ==========

Cash paid for income taxes                              $  10,925     $  41,408
                                                        ==========    ==========

Supplement disclosures of
non-cash operating, investing and financing activities

Common Stock issued for an acquisition                  $100,000
                                                        ========
Common Stock issued with debt financing                 $ 75,000      $  56,000
                                                        ========      ==========

        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2004 and 2003

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003, the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 (and for all other periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003 filed by the Company. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

NOTE B - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB No.25") and has adopted the disclosure provisions of SFAS No. 148. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2004 and 2003

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $83,000 and $42,000 for the three months ended March 31, 2004 and 2003, respectively.

NOTE D - VENDOR ALLOWANCES

The Company recognizes vendor allowances, which are classified as reductions in cost of sales, at the date goods are purchased and recorded, and under fixed and determined arrangements. During the quarter ended March 31, 2004, the Company recognized approximately $159,000 in vendor allowances arising from annual arrangements with a major supplier that met the criteria for being fixed and determinable. The Company records such vendor allowances principally based on purchases, which in the prior quarter were not under fixed arrangements, on a current basis as purchases are recorded and the arrangements are in effect that meet the aforementioned criteria. Vendor allowances from manufactures, included in other receivables in the accompanying consolidated balance sheet aggregated $1,137,588 at March 31, 2004.

NOTE E - ACQUISITION

On June 1, 2003, the Company acquired the common stock of Ranley Group, Inc. (d.b.a. Cigars Around the World ("CAW") of Chicago, Illinois). CAW is a leading supplier of premium hand made cigar to some of some of the most prestigious hotels, restaurants, casinos and golf clubs in the United States. The purchase price for the common stock acquired was $425,000. Additional consideration of up to $450,000, to be paid through the issuance of Class B, Series A Preferred stock, cash or common stock is payable on various dates through May 2006, based upon the achievement of certain targeted operating results of CAW predominately based upon multiplying Earnings before depreciation amortization and taxes (EBTDA) by six times. In December 2003, 25,000 shares of common stock were issued valued at $100,000, the quoted market price, and recorded as additional Goodwill for purpose of the satisfying the anticipated consideration due the seller by March 31, 2004, based upon the operating results of CAW through December 31, 2003. In February of 2004, the Company issued an additional 25,000 shares in anticipation of satisfying the initial annual EBTDA requirements for the CAW acquisition. The shares were valued at $100,000 the quoted market price, and recorded as additional Goodwill. Based upon actual results, the EBTDA for CAW in the first year resulted in an excess payment to CAW of $47,000 which will be credited against future payments.

The acquisition of CAW has been accounted for as a purchase pursuant to SFAS No. 141, " Business Combinations." The operations of CAW have been included in the Company's statement of operations since the acquisition date. The following table summarizes the assets and liabilities acquired from CAW based upon the Company's allocation of the initial $425,000 purchase price.

        Cash                                           $  11,000
        Accounts Receivable                              374,000
        Other Assets                                       9,000
        Customer List                                    361,000
        Goodwill                                          64,000
        Accounts Payable                                (331,000)
        Other Current Liabilities                        (35,000)
        Other Long-Term Liabilities                      (28,000)
                                                      -----------
                                                       $  425,000
                                                      ===========

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2004 and 2003

NOTE E (continued)

The intangible assets acquired consist principally of customer lists, which are being amortized over a six year estimated useful life from the date of acquisition. The primary reason for the acquisition of CAW and the main factor that contributed to a purchase price in excess of the net assets acquired is that CAW is expected to positively impact the Company's results of operations, in that CAW is expected to have limited selling, general and administrative expenses, as such business is a strategic addition to the Company's current internet operations. CAW distribution is being handled at Synergy's current cigar distribution facilities in Florida. The Company's cigar operations are conducted through Gran Reserve Corporation ("GRC"), which is wholly owned by the Company.Summarized below are the unaudited pro forma results of operations of the Company as if CAW had been acquired at the beginning of the fiscal 2003 period:

                                           Three Months ended March 31,2003
                                           --------------------------------
  Net Sales                                         $9,339,380
  Net Loss per common stockholders                    (135,632)

  Net loss per common share:

  Basic                                             $    (0.09)
  Diluted                                           $    (0.09)

The pro forma financial information presented above for the three months ended March 31, 2003 is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

NOTE F - INVENTORY

Inventory, consisting of goods held for sale, as of March 31, 2004, consisted of the following:

   Grocery, health and beauty products                  $ 1,477,607

   General Merchandise                                  $   335,059
                                                        -----------
                                                        $ 1,812,666
                                                        ===========

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2004 and 2003

NOTE G - NOTE RECEIVABLE

Through December 31, 2003, the Company provided $429,600 in financing to a significant customer who is a distributor of the Company's products in Canada and is expanding its distribution channel. The promissory note, which is secured by accounts receivable and inventory, bears interest at 4%. The principle balance of $429,600 was repaid on March 31, 2004. Sales to this customer aggregated $3,373,000 and $996,000 during the three months ended March 31, 2004 and in 2003, respectively. Accounts receivable from this customer aggregates $2,304,000 at March 31, 2004.

NOTE H - INVESTMENT

In December 2001, the Company made an investment in approximately 20% of the outstanding common stock of an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $ 40,863 and $40,562 during the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, the investment in ITT is approximately $205,000 and is included in "other assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the three months ended March 31, 2004 and 2003 is as follows:
                                                    2004           2003
                                                 ----------      ----------
    Revenues                                     $2,927,000      $2,743,000
    Operating expenses                            2,740,000      (2,436,000)
    Other income                                     50,500          20,000
    Income before income taxes                      237,500         327,000
    Income tax expense                              (77,500)       (120,000)
                                                 ----------      ----------
    Net income                                   $  160,000       $ 207,000
                                                 ==========      ==========

NOTE I - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, The Company entered into a promissory note with a lender that provided for borrowings of $60,000, which bore interest at a rate of 9% per annum and was due on December 31, 2004. On March 31, 2003 the Company entered into a modificaiton agreement with the lender pursuant to which the Company exchanged the note for 15,300 shares of common stock valued at $40,000 and $20,000 in cash.

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in July 2003, under the loans allow for the borrowing of up to $7,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or
(2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At March 31, 2004, the interest rate on outstanding borrowings was 17%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 525,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. The Company has guaranteed these loans on an unsecured basis. In November 2003, the Company secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with the Lender. The LC expires in May 2004, at which time the cash deposit and reserves will be released. In the event that the Company requires an extension of this facility, the modification to the loan and security agreement will remain in effect.

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

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2004 and 2003

NOTE I (continued)

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

On March 1, 2004, the Company received $490,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 28, 2006. 19,600 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $75,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note H).

NOTE J - STOCKHOLDERS EQUITY

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

In June 2003, the Board of Directors approved a second Private Placement in which 100,000 shares were offered, with each unit consisting of one share of unregistered Class B, Series A preferred Stock and one share of unregistered restricted Common Stock at a purchase price of $10.00 per unit. In January and June 2003, the Company sold 10,000 and 90,000, units and received aggregate proceeds of $100,000 and $900,000 respectively. In connection with the January and June 2003 private placements, the Company incurred $90,000 in legal fees which are netted against proceeds.

In July 2003, the Company issued 150,000 shares of common stock in connection with an agreement for consulting services for the three -year period ending June 30, 2006. The Company recorded $403,500 as unearned compensation in July 2003 and recorded compensation expense of $33,624 for the three months ended March 31, 2004.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2004 and 2003

NOTE J (continued)

During the three months ended March 31, 2004, the Company issued 42,195 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $115,825.

During the three months ended March 31, 2004, the Company received proceeds of $34,250 from the exercise of options to purchase 25,000 shares of the Company's common stock. In connection which such options, certain of which were modified, the Company recorded compensation expense and a credit to additional paid-in capital of $30,750.

During the three months ended March 31, 2003, the Company issued 25,938 shares of common stock for services under existing agreements and recorded a charge to operations of $44,236.

NOTE K - COMMITMENTS AND CONTINGENCIES

1. OTHER LIABILITIES

Since 1999, the Company has disputed services performed by two vendors. The Company has entered into a settlement and release agreement in which the Company has paid $13,000 to one of the vendors and the Company has been released of its liability to that vendor. The Company has recorded a gain of $155,750 as a result of this release during the first quarter of 2003. In March 2003, the Company and the other vendor executed a settlement and release agreement. Pursuant to the terms of the settlement and release agreement, the Company was relieved of its obligation to pay for the services that was disputed. The Company recorded a gain of $127,000 as a result of the release by this vendor. These gains were recorded as a component of other income (expense) in the consolidated statements of operations.

NOTE L - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Companies identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                                     Three Months Ended March 31, 2004
                                     ----------------------------------

                                    Proset       PHS Group        B2C           Corporate         Total

    Revenue               2004   $  756,286     $12,143,133     $ 407,764       $      -         $13,307,183
                          2003   $  880,288     $ 7,889,209     $ 310,147       $      -         $ 9,079,644

    Net Income            2004   $  (52,104)    $    (2,463)    $(126,974)      $(276,433)       $  (457,974)
    (Loss)                2003   $  (89,051)    $   (90,455)    $ 204,839       $(158,151)       $  (132,818)

    Interest & Finance    2004   $   55,030     $   214,660     $  12,750       $     105        $   282,545
    Expenses              2003   $   37,405     $    68,394     $  68,394       $   1,350        $   113,083

    Depreciation &        2004   $   53,355     $       786     $  29,342       $  62,304        $   145,787
    amortization          2003   $   53,244     $    68,193     $  20,333       $   6,180        $   147,950


Identifiable assets are as follows:


March 31, 2004                   $  3,430,159    $ 7,035,790    $1,361,648      $ 783,075        $12,610,672
December 31, 2003                $  2,874,102    $ 6,236,552    $1,253,920      $ 628,071        $10,992,645


NOTE M- NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 666,650 and 586,759 for the three months ended March 31, 2004 and 2003, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

The following data shows the amounts used in computing basic and diluted loss per share:

                                                 Three Months ended March 31,
                                                     2004              2003
                                                   ----------       ---------

      Net loss applicable to common stock          $(457,974)      $(132,818)
                                                   ==========       =========

      Weighted-average number of shares in basic
        and diluted EPS                             1,975,750        1,401,040
                                                   ==========       ==========

NOTE N: SUBSEQUENT EVENTS

On April 2, 2004 the Company completed a financing with Laurus Master funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $5.00 per share or matures April 2, 2007. In addition, Laurus was issued 100,000 warrants exercisable at $5.00 per share. The Company's common stock's quoted market price at that the date of closing was $4.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%, which is currently at 7%. The Company is required to file an S-3 registration statement to register to common stock underlying the debenture and warrant.

Subsequent to March 31, 2004, PHS Group entered into a sublease agreement, which commences June 1, 2004 and ends March 31, 2010 for office facilities and outside warehousing .

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

BUSINESS-TO-BUSINESS (B2B): THE COMPANY OPERATES TWO BUSINESSES SEGMENTS WITHIN THE B2B SECTOR. B2B IS DEFINED AS SALES TO NON-RETAIL CUSTOMERS.

PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest subsidiary of the Company and represents about 91% of the overall
Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

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

The Company also owns 20% of the outstanding common stock of Interline Travel and Tours, Inc. (ITT). ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry. Information on ITT can be found at WWW.PERX.COM. The Company believes that its capital investment in this unique travel Company may provide for future capital appreciation. Synergy Brands does not manage ITT's day-to day operations. For further information please visit our corporate website at WWW.SYBR.COM

                                       -14

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 2004
              AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS

                                      OPERATING            OPERATING AND
                                      SEGMENTS             CORPORATE SEGMENTS

   THREE MONTHS ENDED 3/31/2004


Revenue                               13,307,183   46.56%      13,307,183       46.56%
Gross Profit                             817,524   60.37%         817,524       60.37%
SG&A                                     632,648   23.34%         841,830       26.25%
Net loss                                (181,541) 816.62%        (457,974)    -244.81%
Net loss per common share                  (0.09)                   (0.23)
Depreciation and amortization             83,483  -41.11%         145,787       -1.46%
Interest Income                           (4,344)  32.12%          (4,350)      31.26%
Interest and Financing                   282,440  152.78%         282,545      149.86%
                                       ---------                ----------
EBITDA                                   180,038 2599.83%         (33,992)      78.47%
                                       =========                ==========
EBITDA net income (loss) per share          0.09                    (0.02)


     THREE MONTHS ENDED 3/31/2003

Revenue                                9,079,644                9,079,644
Gross Profit                             509,778                  509,778
SG&A                                     512,930                  666,781
Net loss                                  25,333                 (132,818)
Net loss per common share                   0.02                    (0.09)
Depreciation and amortization            141,770                  147,950
Interest Income                           (3,288)                  (3,314)
Other Income                            (282,750)                (282,750)
Interest and Financing                   111,733                  113,083
                                       ---------                ----------
EBITDA                                    (7,202)                (157,849)
                                       =========                ==========
EBITDA net  income (loss) per share        (0.01)                   (0.11)

Revenues increased by 46.6% to $13,307,183 for the three months ended March 31, 2004 as compared $9,079,644 for the three months ended March 31, 2003. The largest percentage increase was in the Company's B2B operations. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada.

Gross profit increased by 60% to $817,524 in 2004 as compared to 2003. The overall gross profit percentage increased to 6.1% to from 5.6%. The increase in gross profit is attributable to better operating margins in the B2B operations realized through higher vendor allowances as well as an increase of Direct Store Delivery sales, whose sales generate higher gross margins. The acquisition of CAW also helped increase gross profit. The following segment analysis will further define the components, which caused the increase in operating gross profit. In this period the Company utilized its own truck fleet and developed a Direct Store Delivery (DSD) warehousing operation which cost the Company $64,000 as compared to $19,000 in 2003. Management believes that this operation should increase the Company's sales and gross profit. In order for the Company to achieve improved profitability it needs to reduce its financing costs and increase revenues and operating margins.

Selling General and Administrative expenses (SGA) increased by 26% while revenues increased by 46.6% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, PHS Group increased its SGA expenses by 32% to $359,887 for the three months ended March 31, 2004 as compared to $272,724 for the three months ended March 31, 2003. The increase in SGA for PHS group was caused by a 54% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss of the Company was $457,974 for the three months ended March 31, 2004 as compared to a net loss of $132,818 for the three months ended March 31, 2003. In the first quarter of 2003, the company realized a onetime gain of $282,750 in connection with the extinguishment of online advertising payables.
Other material factors that affected the Company's costs were increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesaling operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission
(SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended March 31, 2004 totaled $209,182, which include legal, accounting and regulatory expenses as compared to $153,851 for the three months ended March 31, 2003.

Earnings before interest taxes, depreciation and amortization (EBITDA) improved from a loss of $157,849 for the three months ended March 31, 2003 as compared to a loss of $33,992 for the three months ended March 31, 2004. The improvement is attributable to an increase in revenues an increase in operating gross profit. However financing costs increased by 150% to $282,545. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating businesses increased by 2600% to $180,038 for the three months ended March 31, 2004 as compared to a loss of $7,202 for the three months ended March 31, 2003.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follows;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 91% of the overall company sales. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                         B2B                   CHANGE

  THREE MONTHS ENDED 3/31/2004
Revenue                                 12,143,133             53.92%
Gross Profit                               568,825             80.25%
SG&A                                       359,887             31.96%
Net Loss                                    (2,463)            97.28%

Depreciation and amortization                  786            -98.85%
Interest Income                             (4,344)            32.12%
Interest and Financing expenses            214,660            213.86%
EBITDA                                     208,639            386.97%

  THREE MONTHS ENDED 3/31/2003

Revenue                                  7,889,209
Gross Profit                               315,568
SG&A                                       272,724
Net Loss                                   (90,455)

Depreciation and amortization               68,193
Interest Income                             (3,288)
Interest and Financing expenses             68,394
EBITDA                                      42,844

PHS increased its revenues by 53.9% to $12.1 million for three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. This also resulted in increased sales. Gross profit increased by 80% to $568,825 for the three months ended March 31, 2004 as compared to $315,568 for the three months ended March 31, 2003. PHS increased its gross profit by increasing DSD sales as well as focusing on promotional merchandise offered by its vendors. In 2003 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2003 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. Vendor allowances as a result increased by 59% to $909,000 for the three months ended March 31, 2004 as compared to $570,000 for the three months ended March 31, 2003, thus materially increasing PHS gross profit in 2004. EBITDA increased by 5 times to $208,639 for the three months ended March 31, 2004 as compared to $42,844 for the three months ended March 31, 2003. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. Management needs to also reduce its financing costs for PHS as they represent 103% of EBITDA and a substantial component of the Company's overall expenditures.


PROSET SEGMENT INFORMATION OF OPERATING BUSINESES

                                         SALON
                                         PRODUCTS              CHANGE

  THREE MONTHS ENDED 3/31/2004
Revenue                                    756,286            -14.09%
Gross Profit                               132,853             27.20%
SG&A                                        75,958            -24.68%
Net Loss                                   (52,104)            41.49%

Depreciation and amortization               53,355              0.21%
Interest and Financing expenses             55,030             47.12%
EBITDA                                      56,281           3421.96%

  THREE MONTHS ENDED 3/31/2003

Revenue                                    880,288
Gross Profit                               104,441
SG&A                                       100,843
Net Loss                                   (89,051)

Depreciation and amortization               53,244
Interest and Financing expenses             37,405
EBITDA                                       1,598

Proset revenues decreased by 14.1% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Proset is transitioning its business model from retail services to wholesale support. While sales dropped slightly, the gross profit has increased by 27% to $132,853. At the same time SG&A dropped by 25% to almost $76,000 for the first quarter of 2004. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in higher quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include manufacturers, distributors and resellers in order to keep a supply chain for its customer base. EBITDA improved from a profit of $1,598 for the three months ended March 31, 2003 to a profit at $56,281 for the three months ended March 31, 2004. This improvement was caused by a reduction in labor cost, warehousing expenses, and a reduction in freight expenses offset by a decrease in revenues. Financing costs are also an important factor in the operation of Proset.
Financing costs increased by 47% to $55,030. Wholesalers are provided better credit terms then retailers since they need to maintain greater inventories. In order to improve the profitability of proset, management believes that financing costs need to reduced.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                         B2C                   CHANGE

  THREE MONTHS ENDED 3/31/2004
Revenue                                    407,764             31.47%
Gross Profit                               115,846             29.05%
SG&A                                       196,803             41.22%
Net Loss                                  (126,974)           161.99%

Depreciation and amortization               29,342             44.31%
Interest and Financing expenses             12,750            114.86%
EBITDA                                     (84,882)           -64.36%

  THREE MONTHS ENDED 3/31/2003

Revenue                                    310,147
Gross Profit                                89,769
SG&A                                       139,363
Net profit (Loss)                          204,839

Depreciation and amortization               20,333
Other Income                              (282,750)
Interest and Financing expenses              5,934
EBITDA                                     (51,644)

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

Revenues in the Company's B2C operation increased by 31.5% to $407,764 for three months ended March 31, 2004 as compared to $310,147 for the three months ended March 31, 2003. The increase is predominately attributable to the acquisition of CAW. CAW on a current operating basis represents approximately 60% of B2C revenues. Gross profit improved by 29% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in gross profit is attributable to higher revenues realized through the acquisition of CAW in FY 2003. EBITDA decreased by 64% for the same period. The table above provides comparative details for the Company's B2C operation.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's predominant need for working capital financing is to finance its Receivables and Inventory levels. In order to finance its requirements the Company relies on secured asset based lending, trade financing as well as its cash flow. The Company's major lender, International Investment Group Trade Opportunities Fund (IIG), provides receivable and inventory financing to its three operating segments. In addition, most of the Company's major vendors provide trade credit for purchases ranging from 10 to 30 days. One vendor to the Company represents over 68% of the Company's purchases. Loss of this vendor would have a material adverse effect on the Company's operations.

          Three months ended March 31,         2004         2003

          Woking Capital                    1,843,693        832,448    121.48%
          Assets                           12,610,672      7,169,629     75,89%
          Liabilities                       9,674,813      4,549,909    112.64%
          Equity                            2,935,859      2,619,720     12.07%
          Line of Credit Facility           5,378,138      2,434,674    120.90%
          Receivalbe Turnover (days)               40             23
          Inventory Turnover (days)                13             17
          Tangible Assets                  10,877,697      5,616,573     93.67%

The Company has a revolving loan and security agreement with IIG for financing its operations. The line of credit under the loan allows borrowings up to $7 million for accounts receivable, purchase orders, and inventory. The term of the agreement is for one year and allows for automatic renewals. As of March 31, 2004 the Company's borrowing under its agreement were $5.3 million and increase of 121% as compared to 2003. In November of 2003, the PHS secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with IIG. The LC expires in May 2004, at which time the cash deposit and reserves will be released. In the event that PHS requires an extension of this facility, the modification to the loan and security agreement will remain in effect. The increased vendor line of credit facility has enabled the Company to secure special promotional products specifically designed for the cold and flu season, which increases the Company's average purchases from approximately $40,000 per order to approximately $150,000 per order. The Management believes that its IIG facility has enabled the Company to achieve its recent growth. By providing financing on all of the Company's tangible assets, the Company has been able to expand its sales through receivable order and inventory financing support. In addition IIG provides the Company with a financing option in Canada, borrowing against anticipated vendor allowances as well as securing product through sales order financing. However IIG's financing rate is 17% and as a result caused financing charges to increase materially in 2004. Management believes that to achieve profitable operations, financing costs must be reduced. By improving its operating results and especially EBITDA, management expects to generate positive cash flow, assuming financing costs can be reduced. However, there can be no assurance that the Company will reduce its financing costs, so that it can improve its operating results. Failure to reduce financing costs will inhibit the Company's growth. Management believes that its current capital structure needs to be improved in order to secure a profitable operation.

As the Company's operations have grown the Company has been able to raise additional capital predominately through its shareholders. In 2003, the Company raised $1.6 million through the issuance of Series A Class B preferred Stock and $850,000 through 12% notes secured by its investment in ITT. In March, 2004, the Company increased its 12% secured notes by $490,000. The Company has used these financings to reduce its borrowings with IIG as well as provide working capital. As the Company grows it intends to raise additional capital to accommodate its growth plans however, there can be no assurance that additional capital can be attained.

Working capital at March 31, 2004 totaled approximately $1.8 million a increase of 1.0 million from 2003. The Company's operations require financing of inventory and receivables. IIG provides the Company's operating subsidiaries a facility that allows for borrowings of up to 85% against eligible accounts receivables and 50% against eligible inventory and orders in transit. It is important to note that as the borrowings increase from IIG, commensurate with increased revenues and additional need for inventory, additional capital will be needed to support the borrowing base with IIG. Therefore as the financial leverage of the company increases, additional capital is needed to support the company's growth. The Company turns its overall inventory on average approximately every 13 days, its receivables average 40 days of collections. In April, 2004, the Company secured a $1.5 million convertible debenture with Laurus Master Funds (Laurus) at a 7% annual rate. Proceeds of this facility were used to reduce IIG's loan. Management plans on reducing its debt service with IIG through the sale of preferred stock or other debentures. Management over-all objective in FY 2004 is to reduce its real debt service rates to below 10% per annum. However, there is no assurance that this goal will be achieved.

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

The following table presents the Company's expected cash requirements for Contractual obligations outstanding as of March 31, 2004.

                                           Payments Due By Period


    Contractual          Less than                                 After 5
    Obligations           1 Year         1-3 Years      4-5 Years   Year       Total

    Line-of-Credit       $5,378,138                                           $5,378,138
    Notes Payable                       $1,340,000                            $1,340,000
    Operating Leases     $   28,540     $  345,240      $128,793              $  502,573
    Total Contractual
      Cash Obligations   $5,406,678     $1,685,240      $128,793       -      $7,220,711


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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At March 31,2004, the Company has established a full valuation allowance.

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

3. DEPENDENCE ON PUBLIC TRENDS.

The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospect.

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

5. RELIANCE ON COMMON CARRIERS.

The Company does not utilize its own trucks in its business and is dependent, for shipping of product purchases, on common carriers in the trucking industry. Although the Company uses many different common carriers, the trucking industry is subject to strikes from time to time, which could have material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters, which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

6. COMPETITION.

The Company is subject to competition in all of its various product sale businesses. While these industries may be highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service and product quality and origin.

7. LITIGATION

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial position, results of operations or cash flows of the Company, but there can be no assurance as to this.

8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

Synergy's qualification for trading on the NASDAQ Small Cap system has in the recent past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified that stockholders' equity has fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has adopted, and the Commission has approved, certain changes to its maintenance requirements including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria, which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported on the OTC Bulletin Board or on the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" contained in the Company's Annual Report of Form 10-KSB for the year -ended December 31, 2002 for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock is presently above and has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has presently achieved a level of Stockholders' equity above $2,500,000. NASDAQ Listing Qualifications has recently confirmed the Company's compliance with standards for continued listing on the NASDAQ Small Cap Market. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

13. POTENTIAL LIABILITY FOR CONTENT ON THE COMPANY'S WEB SITE.

Because the Company posts product information and other content on its Web sites, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that the Company posts. Such claims have been brought, and sometimes successfully pressed, against other Internet content distributors. In addition, unauthorized personnel could expose the Company to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology or infiltration into the Company's system.

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

18. THE COMPANY MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

The success of the Company's business model depends in large part on its continued ability to increase its number of customers. The market for its businesses may grow more slowly than anticipated because of or become saturated with competitors, many of which may offer lower prices or broader distribution. The Company is also highly dependant on internet sales, which require interest of potential suppliers in the internet mode of product purchasing. Some potential suppliers may not want to join the Company's networks because they are concerned about the possibility of their products being listed together with their competitors' products thus limiting availability of product mix made available by the Company. If the Company cannot continue to bring new customers to its sites or maintain its existing customer base or attract listing of a mixture of product, the Company may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain its business.

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

                                      -29

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

The Company's success depends on the efficient and uninterrupted operation of its computer and communications hardware systems. These systems are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunication failures, break-ins, sabotage, and computer viruses, intentional acts of vandalism and similar events. Despite any precautions the Company takes or plans to take, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in its services. In addition, if any hosting service fails to provide the data communications capacity the Company requires, as a result of human error, natural disaster or other operational disruption, interruptions in the Company's services could result. Any damage to or failure of its systems could result in reductions in, or terminations of, its services, which could have a material adverse effect on its business, results of operations and financial condition.

27. THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, WHICH COULD RESULT IN DILUTION TO ITS STOCKHOLDERS, OR OPERATIONAL OR INTEGRATION DIFFICULTIES, WHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

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

     -new and burdensome governmental regulations may be imposed.

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

Part II - Other Information

Item 3-Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective in timely alerting them to material information relating to the Company (including its Consolidated Subsidiaries) required to be included in the Company's periodic reports.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after May 11, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

Item 4-Submission of matters to vote of security holders.

13. No matters were submitted to vote of shareholders for the first quarter ended March 31, 2004.

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

                                                         Synergy Brands, Inc.

                                                         /s/ Mair Faibish

Date: 5/14/04

-----------------------
By:  Mair Faibish
Chief Executive Officer

                                                        /s/  Mitchell Gerstein

Date: 5/14/04

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

Date:   May 14, 2004

/s/ Mair Faibish
-----------------
Mair Faibish
Chief Executive Officer

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

Date: May 14, 2004

/s/ Mitchell Gerstein
-----------------------
Mitchell Gerstein
Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2004

/s/ Mair Faibish
----------------
Mair Faibish
Chief Executive Officer

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2004

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer