Form 10QSB
period 2004-06-30
SYNERGY BRANDS INC
filed 2004-08-16
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended JUNE 30, 2004

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

                                                       [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 13, 2004 there were 2,181,154 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                                  JUNE 30, 2004

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                               Page
      Item 1:  Financial Statements

      Consolidated Balance Sheet  as of  June 30, 2004
      (Unaudited)                                                          2 - 3

      Consolidated Statements of Operations for the six
      months ended  June 30, 2004 and 2003 (Unaudited)                         4

      Consolidated Statements of Operations for the three months ended
      June 30, 2004 and 2003. (Unaudited)                                      5

      Consolidated Statements of Cash Flows for the six months
      ended June 30, 2004and 2003 (Unaudited)                              6 - 7

         Notes to Consolidated  Financial Statements (Unaudited)           8 -14

         Item 2:   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   15 - 27

         Forward Looking Information and Cautionary Statements           28 - 38

PART II: OTHER INFORMATION

         Item 3: Controls and Procedures                                      39

         Item 4: Submission of matters to a vote of Security Holders          39

         Item 6: Exhibits and Reports on Form 8-K                             39

         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004

                                   (Unaudited)

ASSETS
 Current Assets:
  Cash and cash equivalents                                                     $    596,174
  Marketable securities                                                               49,270
  Accounts receivable trade, less allowance for doubtful accounts of $127,481      5,776,855
  Other receivables                                                                1,173,334
  Inventory                                                                        2,043,954
  Prepaid assets and other current assets                                            689,512
                                                                                ------------

  Total Current Assets                                                            10,329,099

Property and Equipment, Net                                                          316,412

Other Assets                                                                         464,665

Notes Receivables                                                                      4,400

Intangible Assets, net of accumulated amortization of $1,891,892                   1,413,100

Goodwill                                                                             514,297
                                                                                ------------

Total Assets                                                                    $ 13,041,973
                                                                                ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Line-of-Credit                                                                  $      6,196,183
 Notes Payable-Current                                                                    812,669
 Accounts Payable and Accrued Expenses                                                  1,313,517
 Related Party Note Payable                                                                83,971
                                                                                 ----------------

   Total Current Liabilities                                                            8,406,340

Notes Payable                                                                           1,927,491

Stockholders' Equity:
Class A Preferred stock-$.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share                                       100
Class B preferred stock-$.001 par value; 9,900,000 shares authorized, none issued               -
Class B, Series A Preferred stock-$.001 Par value; 500,000 shares authoirzed;
160,000 shares issued and outstanding; liquidation preference of $10.00 per share             160
Common stock-$.001 par value 49,900,000 shares authorized;
2,181,154 shares outstanding                                                                2,181
Additional paid-in capital                                                             38,495,362
Deficit                                                                               (35,459,309)
Unearned compensation                                                                    (314,004)
Accumulated other comprehensive loss                                                      (11,348)

Less; treasury stock, at cost, 1,000 shares                                                (5,000)
                                                                                 ----------------
Total stockholders' equity                                                              2,708,142
                                                                                 ----------------

Total Liabilities and Stockholder's Equity                                       $     13,041,973
                                                                                 ================


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, (UNAUDITED)



                                                                    2004            2003

Net Sales                                                     $  26,167,512     $ 17,834,870
                                                              -------------     ------------

Cost of Sales
 Cost of product                                                 24,180,151       16,033,491
 Shipping and handling costs                                        471,632          377,267
                                                              -------------     ------------
                                                                 24,651,783       16,410,758
                                                              -------------     ------------

  Gross Profit                                                    1,515,729        1,424,112

Operating expenses
 Selling, general and Administrative Expenses                     1,698,980        1,408,750
 Depreciation and amortization                                      344,963          296,752
                                                              -------------     ------------
                                                                  2,043,943        1,705,502

Operating loss                                                     (528,214)        (281,390)

Other Income (expense)
 Interest Income                                                      4,427            6,662
 Other Income (expense)                                             (10,487)         314,428
 Equity in earnings of investee                                     108,983           79,406
 Interest and financing expense                                    (649,766)        (303,317)
                                                              -------------     ------------
                                                                   (546,843)          97,179

    Loss before income taxes                                     (1,075,057)        (184,211)

Income tax expense                                                   10,925           32,658
                                                              -------------     ------------

NET LOSS                                                         (1,085,982)        (216,869)

Dividend-Preferred Stock                                            (72,000)         (13,500)
                                                              --------------    -------------

Net loss attributable to Common Stockholders                  $  (1,157,982)    $   (230,369)
                                                              =============     ============

Basic and diluted net loss per common share:                  $       (0.57)    $      (0.16)


         The accompanying notes are an integral part of these statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, (UNAUDITED)



                                                                    2004            2003

Net Sales                                                     $  12,860,329     $  8,755,226
                                                              -------------     ------------

Cost of Sales
 Cost of product                                                 11,897,473        7,624,076
 Shipping and handling costs                                        264,651          216,816
                                                              -------------     ------------
                                                                 12,162,124        7,840,892
                                                              -------------     ------------

  Gross Profit                                                      698,205          914,334

Operating expenses
 Selling, general and Administrative Expenses                       857,150          741,969
 Depreciation and amortization                                      199,176          148,802
                                                              -------------     ------------
                                                                  1,056,326          890,771

Operating income (loss)                                            (358,121)          23,563

Other Income (expense)
 Interest Income                                                         77            3,348
 Other Income (expense)                                              (6,863)          31,678
 Equity in earnings of investee                                      68,120           38,844
 Interest and financing expense                                    (367,221)        (190,234)
                                                              -------------     ------------
                                                                   (305,887)        (116,364)

    Loss before income taxes                                       (664,008)         (92,801)

Income tax expense                                                        -           (8,750)
                                                              -------------     ------------

NET LOSS                                                           (664,008)         (84,051)

Dividend-Preferred Stock                                            (36,000)         (13,500)
                                                              --------------    -------------

Net loss attributable to Common Stockholders                  $    (700,008)    $    (97,551)
                                                              =============     ============

Basic and diluted net loss per common share:                  $       (0.34)    $      (0.07)


         The accompanying notes are an integral part of these statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, (UNAUDITED)


                                                                          2004                      2003
                                                                       ---------------       ---------------
Cash Flows From Operating Activities:
Net loss                                                                $    (1,085,982)       $    (216,869)
Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation and Amortization                                                344,963              296,752
   Amortization of financing cost                                                36,998                7,779
   (Recovery of)/ provision for doubtful accounts                                     -              (35,090)
   Loss (Gain) on sale of marketable securities                                     543                 (938)
   Equity in earnings of investee                                              (108,983)             (79,406)
   Gain on settlement of liabilities due to vendor                                    -             (282,750)
   Non-cash compensation                                                         30,750                     -
   Operating expenses paid with common stock                                    128,754               44,229
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts receivable and other receivables                                 (2,645,663)          (1,055,550)
   Inventory                                                                    120,162             (847,401)
   Prepaid  assets,  related  party  note  receivable  and other assets        (207,539)             (78,512)
Net increase (decrease) in:
   Accounts payable, related party note payable, accrued
   expenses and other current liabilities                                    (1,849,483)             225,461
                                                                       ---------------       ---------------

     Net cash used in operating activities                                   (5,235,480)          (2,022,295)

Cash Flows From Investing Activities
Purchase of business                                                                  -             (425,000)
Payment of collateral security deposit                                                -             (250,000)
Purchase of marketable securities                                              (139,097)              (3,805)
Proceeds from sale of marketable securities                                     122,602                3,231
Purchase of property and equipment                                                    -              (29,601)
Payments received on notes receivable                                           432,733                  800
Repayment of collateral security deposit                                        500,000                    -
                                                                       ---------------       ---------------

       Net cash provided by (used in) investing activities                      916,238             (704,375)

Cash Flows From Financing Activities
Borrowings under line of credit                                              16,628,017            8,722,475
Repayments under line of credit                                             (14,445,514)          (7,180,917)
Proceeds from the issuance of notes payable                                   1,990,000              500,000
Proceeds from the issuance of common and preferred stock in a
private placement                                                                     -              700,000
Proceeds from the exercise of stock purchase options                             34,250               20,000
Repayments of notes payable                                                           -              (20,000)
Payment of dividends                                                            (72,000)             (13,500)
Purchase of treasury stock                                                            -              (32,779)
                                                                       ---------------       ---------------
Net cash provided by financing activities                                     4,134,753            2,695,279

Foreign currency translation                                                      3,141               (6,015)
                                                                       ---------------       ---------------
      Net decrease in cash                                                     (181,348)             (37,406)

Cash and cash equivalents, beginning of period                                  777,522              174,724
                                                                       ---------------       ---------------
Cash and cash equivalents, end of period                                   $    596,174          $   137,318
                                                                       ===============       ===============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                              2004                  2003
                                                                         --------------       -------------

Supplemental disclosure of cash flow information:

Cash paid for interest                                                        $ 551,893         $ 252,325
                                                                             ==========       ============

Cash paid for income taxes                                                    $  10,925         $  32,658
                                                                             ==========       ============

Supplement disclosures of
  non-cash operating, investing and financing activities:

Common Stock issued for an acquisition                                         $525,000                 -
                                                                             ==========
Common Stock issued with debt financing                                        $ 75,000          $ 56,000
                                                                             ==========         ==========


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2004 and 2003

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the six months ended June 30, 2004 and 2003, and the consolidated statements of operation for the three months ended June 30, 2004 and 2003, the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003 filed by the Company. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

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

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2004 and 2003

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $92,000 and $48,000 for the six months ended June 30, 2004 and 2003, respectively.

NOTE D - VENDOR ALLOWANCES

The Company recognizes vendor allowances, which are classified as reductions in cost of sales, at the date goods are purchased and recorded, and under fixed and determined arrangements. During the six months ended June 30, 2004, the Company recognized approximately $318,500 in vendor allowances arising from annual arrangements with a major supplier that met the criteria for being fixed and determinable. The Company records such vendor allowances principally based on purchases, which in the prior quarter were not under fixed arrangements, on a current basis as purchases are recorded and the arrangements are in effect that meet the aforementioned criteria. Vendor allowances from manufactures, included in other receivables in the accompanying consolidated balance sheet aggregated $1,173,334 at June 30, 2004.


NOTE E - ACQUISITION

On June 1, 2003, the Company acquired the common stock of Ranley Group, Inc. (d.b.a. Cigars Around the World ("CAW") of Chicago, Illinois). CAW is a leading supplier of premium hand made cigars to some of the most prestigious hotels, restaurants, casinos and golf clubs in the United States. The purchase price for the common stock acquired was $425,000. Additional consideration of up to $450,000, to be paid through the issuance of Class B, Series A Preferred stock, cash or common stock is payable on various dates through May 2006, based upon the achievement of certain targeted operating results of CAW predominately based upon multiplying Earnings before depreciation, amortization and taxes (EBTDA) by six times. In December 2003, 25,000 shares of common stock were issued valued at $100,000, the quoted market price, and recorded as additional Goodwill for the purpose of satisfying the anticipated consideration due the seller by March 31, 2004, based upon the operating results of CAW through December 31, 2003. In February of 2004, the Company issued an additional 25,000 shares in anticipation of satisfying the initial annual EBTDA requirements for the CAW acquisition. The shares were valued at $100,000 the quoted market price, and recorded as additional Goodwill. Based upon actual results, the EBTDA for CAW in the first year resulted an excess payment to CAW of $47,000, which will be credited against future payments. In June of 2004, the Company issued an additional 150,000 shares in anticipation of satisfying the requirements for the CAW acquisition and future services. The shares were valued at $425,000, and recorded as additional Goodwill of $250,000, and prepaid compensation of $175,000.

The acquisition of CAW has been accounted for as a purchase pursuant to SFAS No. 141, " Business Combinations." The operations of CAW have been included in the Company's statement of operations since the acquisition date. The following table summarizes the assets and liabilities acquired from CAW based upon the Company's allocation of the aggregrate purchase price of $675,000 including contingent consideration.

  Cash                                          $   11,000
  Accounts Receivable                              374,000
  Other Assets                                       9,000
  Customer List                                    361,000
  Goodwill                                         314,000
  Accounts Payable                                (331,000)
  Other Current Liabilities                        (35,000)
  Other Long-Term Liabilities                      (28,000)
                                               ------------
                                                $  675,000
                                               ============

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2004 and 2003

NOTE E (continued)

The intangible assets acquired consist principally of customer lists, which are being amortized over a six year estimated useful life from the date of acquisition. The primary reason for the acquisition of CAW and the main factor that contributed to a purchase price in excess of the net assets acquired is that CAW is expected to positively impact the Company's results of operations, in that CAW is expected to have limited selling, general and administrative expenses, as such business is a strategic addition to the Company's current internet operations. CAW distribution is being handled at Synergy's current cigar distribution facilities in Florida. The Company's cigar operations are conducted through Gran Reserve Corporation ("GRC"), which is wholly owned by the Company. Summarized below are the unaudited pro forma results of operations of the Company as if CAW had been acquired at the beginning of the fiscal 2003 period:

                                         Six Months ended    Three Months ended
                                           June 30, 2003        June 30, 2003
                                         ----------------    ------------------

Net Sales                                  $ 18,360,000         $9,020,620
Net Loss per common shareholders              (204,000)            (68,368)

Net loss per common share:

Basic                                      $     (0.15)         $    (0.06)
Diluted                                    $     (0.15)         $    (0.06)

The pro forma financial information presented above for the six months ended June 30, 2003 and the three months ended June 30, 2003 are not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

NOTE F - INVENTORY

Inventory, consisting of goods held for sale, as of June 30, 2004, consisted of the following:

           Grocery, health and beauty products    $1,692,302

           General Merchandise                    $  351,652
                                                  ----------
                                                  $2,043,954

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2004 and 2003

NOTE G - NOTE RECEIVABLE

Through December 31, 2003, the Company provided $429,600 in financing to a significant customer who is a distributor of the Company's products in Canada and is expanding its distribution channel. The promissory note, which is secured by accounts receivable and inventory, bears interest at 4%. The principle balance of $429,600 was repaid on March 31, 2004.

NOTE H - INVESTMENT

In December 2001, the Company made an investment in approximately 20% of the outstanding common stock of an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $ 108,983 and $79,406 during the six months ended June 30, 2004 and June 30, 2003, respectively. At June 30, 2004, the investment in ITT is approximately $273,000 as included in "other assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the six months ended June 30, 2004 and 2003 is as follows:

                                             2004               2003
                                       -------------        ------------
    Revenues                            $ 6,109,000         $ 5,433,000
    Operating expenses                   (5,424,000)         (4,836,000)
    Other income                             70,000              34,000

    Income before income taxes              755,000             631,000
    Income tax expense                     (255,000)           (224,000)
    Net income                          $   500,000          $  407,000
                                        ============        =============

    NOTE I - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in July 2003, under the loans allow for the borrowing of up to $7,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or
(2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At June 30, 2004, the interest rate on outstanding borrowings was 17%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 525,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. The Company has guaranteed these loans on an unsecured basis. In November 2003, the Company secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with the lender. The LC expired in May 2004, at which time the cash deposit and reserves were released.

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

On July 1, 2003, the Company received $ 350,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT. Borrowings under the notes bear interest at a rate of 12%.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2004 and 2003

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

On March 1, 2004, the Company received $490,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 28, 2006. 19,600 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $75,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note H).

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $5.00 per share or matures April 2, 2007. In addition, Laurus was issued 100,000 warrants exercisable at $5.00 per share. The Company's common stock quoted market price at the date of closing was $4.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%, which is currently at 7%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant.

NOTE J - STOCKHOLDERS' EQUITY

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

In June 2003, the Board of Directors approved a second Private Placement in which 100,000 shares were offered, with each unit consisting of one share of unregistered Class B, Series A preferred Stock and one share of unregistered restricted Common Stock at a purchase price of $10.00 per unit. In January and June 2003, the Company sold 10,000 and 90,000, units and received aggregate proceeds of $100,000 and $900,000 respectively. In connection with the January and June 2003 private placements, the Company incurred $90,000 in legal fees, which are netted against proceeds.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2004 and 2003

NOTE J (continued)

In July 2003, the Company issued 150,000 shares of common stock in connection with an agreement for consulting services for the three -year period ending June 30, 2006. The Company recorded $403,500 as unearned compensation in July 2003 and recorded compensation expense of $67,248 for the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company issued 42,195 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $128,754.

During the six months ended June 30, 2004, the Company received proceeds of $34,250 from the exercise of options to purchase 25,000 shares of the Company's common stock. In connection with such options, certain of which were modified, the Company recorded compensation expense and a credit to additional paid-in capital of $30,750.

During the six months ended June 30, 2003, the Company issued 25,938 shares of common stock for services under existing agreements and recorded a charge to operations of $44,236.

NOTE K - COMMITMENTS AND CONTINGENCIES

Since 1999, the Company has disputed services performed by two vendors. The Company has entered into a settlement and release agreement in which the Company has paid $13,000 to one of the vendors and the Company has been released of its liability to that vendor. The Company has recorded a gain of $155,750 as a result of this release during the first quarter of 2003. In March 2003, the Company and the other vendor executed a settlement and release agreement. Pursuant to the terms of the settlement and release agreement, the Company was relieved of its obligation to pay for the services that were disputed. The Company recorded a gain of $127,000 as a result of the release by this vendor. These gains were recorded as a component of other income (expense) in the consolidated statements of operations.

NOTE L - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Companies identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                                         Six Months Ended June 30, 2004 and 2003


                                              Proset     PHS Group       B2C     Corporate     Total

Revenue                         2004   $   1,801,821   $23,393,802  $ 971,889    $  -        $26,167,512
                                2003   $   2,256,876   $14,613,421  $ 964,573    $  -        $17,834,870

Net Income (loss) attributable  2004   $     (87,271)  $  (259,562) $(275,890)   $(535,259)  $(1,157,982)
to common stockholders          2003   $    (166,832)  $    23,267  $ 144,913    $(231,717)  $  (230,369)


Interest & Finance              2004   $    106,892    $   481,387  $  25,500    $  35,987   $   649,766
Expenses                        2003   $     90,215    $   196,603  $  16,049    $     450   $   303,317

Depreciation &                  2004   $    106,710    $     1,572  $  58,684    $ 177,997   $   344,963
amortization                    2003   $    106,488    $   136,386  $  41,518    $  12,360   $   296,752



     Identifiable assets are as follows:


June 30, 2004                 $ 3,390,129     $6,890,399  $1,854,391   $  907,054   $13,041,973
December 31, 2003             $ 2,874,102     $6,236,552  $1,253,920   $  628,071   $10,992,645


                                       Three Months Ended June 30, 2004 and 2003


                                            Proset     PHS Group       B2C     Corporate     Total

Revenue                         2004   $   1,045,535   $11,250,669  $ 564,125    $  -        $12,860,329
                                2003   $   1,376,588   $ 6,724,212  $ 654,426    $  -        $ 8,755,226

Net Income (loss) attributable  2004   $     (35,167)  $  (257,099) $(148,916)   $(258,826)  $  (700,008)
to common Stockholders          2003   $     (77,781)  $   113,722  $ (59,926)   $ (73,566)  $   (97,551)

Interest & Finance              2004   $     51,862    $   266,727  $  12,750    $  35,882   $   367,221
Expenses                        2003   $     52,810    $   128,209  $  10,115    $   (900)   $   190,234

Depreciation &                  2004   $     53,355    $       786  $  29,342    $ 115,693   $   199,176
amortization                    2003   $     53,244    $    68,193  $  21,185    $   6,180   $   148,802


NOTE M- NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 766,650 and 586,754 for the six months ended June 30, 2004 and 2003, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

The following data shows the amounts used in computing basic and diluted loss per share:

                                                  Six Months ended June 30,
                                                       2004           2003
                                                  --------------  -----------
   Net loss applicable to common stock             $ (1,157,982)  $ (230,369)
                                                  ==============  ===========
   Weighted-average number of shares in basic         2,004,534    1,439,316
        and diluted EPS                           ==============  ===========

                                                  Three Months ended June 30,
                                                       2004          2003
                                                  --------------  -----------
    Net loss applicable to common stock            $   (700,008)  $  (97,551)
                                                  ==============  ===========
    Weighted-average number of shares in basic        2,032,802    1,477,171
          and diluted EPS
                                                  ==============  ===========

NOTE N: SUBSEQUENT EVENTS

Subsequent to June 30, 2004, PHS Group entered into a sublease agreement, which commences June 1, 2004 and ends March 31, 2010 for office facilities and outside warehousing.

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

PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest subsidiary of the Company and represents about 89% of the overall
Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

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

The Company also owns 20% of the outstanding common stock of Interline Travel and Tours, Inc. (ITT). ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. ITT is believed to be the largest Company in this sector of the travel industry. Information on ITT can be found at www.perx.com. The Company believes that its capital investment in this unique travel Company may provide for future capital appreciation. Synergy Brands does not manage ITT's day-to day operations. For further information please visit our corporate website at www.sybr.com.

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2004
               AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS

                                    Operating               Operating and
SIX MONTHS ENDED 6/30/2004          Segments                Corporate Segments

Revenue                             26,167,512     46.72%     26,167,512          46.72%
Gross Profit                         1,515,729      6.43%      1,515,729           6.43%
SG&A                                 1,352,309     17.47%      1,698,980          20.60%
Net loss                              (622,723) 46296.07%     (1,157,982)       -402.66%
Net loss per common share                (0.30)                    (0.57)
Depreciation and amortization          166,966    -41.29%        344,963          16.25%
Interest income                        (4,344)    -34.31%         (4,427)        -33.55%
Interest and financing expenses        613,779    204.90%        649,766         114.22%
                                    ----------                ---------
EBITDA                                 153,678   204.90%        (167,680)         54.23%
                                    ==========                =========
EBITDA net income per share               0.07                     (0.08)


SIX MONTHS ENDED 6/30/2003

Revenue                             17,834,870               17,834,870
Gross Profit                         1,424,112                1,424,112
SG&A                                 1,151,221                1,408,750
Net loss                                 1,348                 (230,369)
Net loss per common share                 0.00                    (0.16)
Depreciation and amortization          284,392                  296,752
Interest income                         (6,613)                  (6,662)
Other Income                          (313,490)                (314,428)
Interest and financing expenses        302,867                  303,317
Promotional rebates                   (415,000)                (415,000)
                                    ----------                ---------
EBITDA                                (146,496)                (366,390)
                                    ==========                =========
EBITDA net(loss) income per share        (0.11)                   (0.25)

Revenues increased by 46.7% to $26,167,512 for the six months ended June 30, 2004 as compared to $17,834,870 for the six months ended June 30, 2003. The largest percentage increase was in the Company's B2B operations. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expanded its sales in Canada.

Gross profit increased by 6% to $1,515,729 in 2004 as compared to 2003. The overall gross profit percentage decreased from 8.0% to 5.8%. The decrease was due to a new contractual arrangement with a primary vendor, whereby allowances would be paid throughout the fiscal year as opposed to at the end of the second quarter. Allowances paid by the primary vendor totaled $415,000 in the second quarter of 2003. Without this one time allowance gross profit would have increased on a period-to-period basis.

Selling General and Administrative expenses (SGA) increased by 21% while revenues increased by 46.7% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, PHS Group increased its SGA expenses by 29% to $772,939 for the six months ended June 30, 2004 as compared to $599,427 for the six months ended June 30, 2003. The increase in SGA for PHS group was caused by a 60% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss for the Company was $1,157,982 for the six months ended June 30, 2004 as compared to a net loss of $230,369 for the six months ended June 30, 2003. In the first quarter of 2003, the company realized a onetime gain of $282,750 in connection with the extinguishment of online advertising payables. The Company also had the benefit of an allowance paid in the second quarter of 2003 totaling $415,000, that will be paid over the course of subsequent period. Other material factors that affected the Company's costs were increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesaling operation as well as materially higher financing costs. Financing costs jumped by 114% to approximately $650,000 for the six months period. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the six months ended June 30, 2004 totaled $346,671, which include legal, accounting and regulatory expenses as compared to $257,529 for the six months ended June 30, 2003.

Earnings before interest taxes, depreciation and amortization (EBITDA) improved from a loss of $366,390 for the six months ended June 30, 2003 as compared to a loss of $167,680 for the six months ended June 30, 2004. The improvement is attributable to an increase in revenues. However financing costs increased by 114% to $649,766. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating businesses increased by 205% to a profit of $153,678 for the six months ended June 30, 2004 as compared to a loss of $146,496 for the six months ended June 30,2003.

Earnings before interest depreciation, amortization (EBITDA) is a financial measurement used by distribution related companies that function in the wholesaling of manufactured goods. EBITDA is relevant to the Company's businesses due to the fact that traditional valuations for measuring the values of enterprises such as ours are ususally based on EBITDA multiples. EBITDA is not recognized as a GAAP measurement of earnings and should not be relied upon as such.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follow;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 89% of the overall company sales. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES
                                        B2B                    CHANGE
                                     --------                 --------
  SIX MONTHS ENDED 6/30/2004
Revenue                              23,393,802                60.08%
Gross Profit                            994,299                 8.27%
SG&A                                    772,939                28.95%
Net Loss                               (259,562)             1215.58%
Depreciation and amortization             1,572               -98.85%
Interest Income                          (4,344)              -34.31%
Interest and FInancing expenses         481,387               144.85%
EBITDA                                  219,053              -327.95%

   SIX MONTHS ENDED 6/30/2003
Revenue                              14,613,421
Gross Profit                            918,330
SG&A                                    599,427
Net Profit (Loss)                        23,267
Depreciation and amortization            136,386
Interest Income                           (6,613)
Other income                             (30,740)
Interest and Financing expenses          196,603
Promotional rebates                     (415,000)
EBITDA                                   (96,097)
                                       17

PHS increased its revenues by 60.1% to $23.4 million for six months ended June 30, 2004 as compared to 14.6 million for the six months ended June 30, 2003. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage decreased from 6.2% to 4.3%. The decrease was due to a new contractual arrangement with a primary vendor, whereby allowances would be paid throughout the fiscal year as opposed to the end of the second quarter. Allowances paid by the primary vendor totaled $415,000 in the second quarter of 2003. Without this one time allowance gross profit would have increased on a period-to-period basis. In 2003 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal Essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2003 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. Vendor allowances as a result increased by 4% to $1,850,000 for the six months ended June 30, 2004 as compared to $1,770,000 for the six months ended June 30, 2003 EBITDA increased to a profit of $219,053 for the six months ended June 30, 2004 as compared to a loss of $96,097 for the six months ended June 30, 2003. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. Management needs to also reduce its financing costs for PHS as they represent 220% of EBITDA and a substantial component of the Company's overall expenditures.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                     SALON
                                     PRODUCTS                   CHANGE
                                     --------                 --------
  SIX MONTHS ENDED 6/30/2004
Revenue                               1,801,821                -20.16%
Gross Profit                            264,878                  7.63%
SG&A                                    137,297                -35.85%
Net Loss                                (87,271)                47.69%

Depreciation and amortization           106,710                  0.21%
Interest and Financing expenses         106,892                 18.49%
EBITDA                                  126,331                322.92%

   SIX MONTHS ENDED 6/30/2003

Revenue                               2,256,876
Gross Profit                            246,109
SG&A                                    214,037
Net Loss                               (166,832)

Depreciation and amortization            106,488
Interest and Financing expenses           90,215
EBITDA                                    29,871

Proset revenues decreased by 20.2% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Proset is transitioning its business model from retail services to wholesale support. While sales dropped slightly, the gross profit has increased by 8% to $264,878. At the same time SG&A dropped by 36% to $137,297 for the first six months of 2004. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in higher quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include manufacturers, distributors and resellers in order to keep a supply chain for its customer base. EBITDA improved from a profit of $29,871 for the six months ended June 30, 2003 to a profit at $126,331 for the six months ended June 30, 2004. This improvement was caused by a reduction in labor cost, warehousing expenses and a reduction in freight expenses offset by a decrease in revenues. Financing costs are also an important factor in the operation of Proset.
Financing costs increased by 18% to $106,892. Wholesalers are provided better credit terms then retailers since they need to maintain greater inventories. In order to improve the profitability of Proset, management believes that financing costs need to reduced.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                         B2C                   CHANGE
                                     --------                 --------
  SIX MONTHS ENDED 6/30/2004
Revenue                                 971,889                  0.76%
Gross Profit                            256,552                 -1.20%
SG&A                                    442,073                 30.88%
Net Loss                               (275,890)               290.38%

Depreciation and amortization            58,684                 41.35%
Interest and Financing expenses          25,500                 58.89%
EBITDA                                 (191,706)              -138.83%

   SIX MONTHS ENDED 6/30/2003

Revenue                                 964,573
Gross Profit                            259,673
SG&A                                    337,757
Net PROFIT (Loss)                       144,913

Depreciation and amortization            41,518
Other Income                           (282,750)
Interest and Financing expenses          16,049
EBITDA                                  (80,270)

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

Revenues in the Company's B2C operation for the six months ended June 30, 2004 were $971,889 as compared to $964,573 for the six months ended June 30, 2003. CAW on a current operating basis represents approximately 63% of B2C revenues for the six months ended June 30, 2004. Gross profit for the six months ended June 30, 2004 was $256,552 as compared to $259,673 for the six months ended June 30, 2003. EBITDA decreased by 139% for the same period. The table above provides comparative details for the Company's B2C operation. The Company is contemplating to spin-off its B2C segment. However, there is no assurance that such spin-off will occur and no assurances should be held pending such a transaction until it is completed.

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2004
              AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.



  SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS

                                    Operating               Operating and
SIX MONTHS ENDED 6/30/2004          Segments                Corporate Segments

Revenue                             12,860,329     46.89%     12,860,329          46.89%
Gross Profit                           698,205    -23.64%        698,205         -23.64%
SG&A                                   719,661     12.75%        857,150          15.52%
Net loss                              (441,182) -1739.41%       (700,008)       -617.58%
Net loss per common share                (0.21)                    (0.34)
Depreciation and amortization           83,483    -41.47%        199,176          33.85%
Interest income                              0   -100.00%            (77)        -97.70%
Interest and financing expenses        331,339     73.35%        367,221          93.04%
                                    ----------                ---------
EBITDA                                 (26,360)    81.08%       (133,688)         35.89%
                                    ==========                =========
EBITDA net income per share              (0.01)                     (0.07)


SIX MONTHS ENDED 6/30/2003

Revenue                              8,755,226                8,755,226
Gross Profit                           914,334                  914,334
SG&A                                   638,291                  741,969
Net loss                               (23,985)                 (97,551)
Net loss per common share                (0.02)                   (0.07)
Depreciation and amortization          142,622                  148,802
Interest income                         (3,325)                  (3,348)
Other Income                           (30,740)                 (31,678)
Interest and financing expenses        191,134                  190,234
Promotional rebates                   (415,000)                (415,000)
                                    ----------                ---------
EBITDA                                (139,294)                (208,541)
                                    ==========                =========
EBITDA net(loss) income per share        (0.10)                   (0.14)

Revenues increased by 46.9% to $12,860,329 for the three months ended June 30, 2004 as compared to $8,755,226 for the three months ended June 30, 2003. The largest percentage increase was in the Company's B2B operations. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada.

Gross profit decreased by 24% to $698,205 for the three months ended June 30, 2004 as compared to $914,334 for the three months ended June 30, 2003. The overall gross profit percentage decreased to 5.4% from 10.4%. The decrease was due to a new contractual arrangement with a primary vendor, whereby allowances would be paid throughout the fiscal year as opposed to the end of the second quarter. Allowances paid by the primary vendor totaled $415,000 in the second quarter of 2003. Without this one time allowance gross profit would have increased on a period-to-period basis. The following segment analysis will further define the components, which caused the increase in operating gross profit. In this period the Company utilized its own truck fleet and developed a Direct Store Delivery (DSD) warehousing operation which cost the Company $80,000 as compared to $41,000 in 2003. Management believes that this operation should increase the Company's sales and gross profit. In order for the Company to achieve improved profitability it needs to reduce its financing costs and increase revenues and operating margins.

Selling General and Administrative expenses (SGA) increased by 16% while revenues increased by 46.9% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, PHS Group increased its SGA expenses by 26% to $413,052 for the three months ended June 30, 2004 as compared to $326,703 for the three months ended June 30, 2003. The increase in SGA for PHS group was caused by a 67% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues raise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss of the Company was  $700,008  for the three  months  ended June 30,
2004 as compared to a net loss of $97,551 for the three months ended June 30, 2003. A material factor that affected the Company's costs thereby resulting in the loss were increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesaling operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended June 30, 2004 totaled $137,489, which include legal, accounting and regulatory expenses as compared to $103,678 for the three months ended June 30, 2003.

Earnings before interest taxes, depreciation and amortization (EBITDA) improved from a loss of $208,541 for the three months ended June 30, 2003 as compared to a loss of $133,688 for the three months ended June 30, 2004. The improvement is attributable to an increase in revenues and increase in operating gross profit. However financing costs increased by 93% to $367,221. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating businesses increased by 81% to a loss of $26,360 for the three months ended June 30, 2004 as compared to a loss of $139,294 for the three months ended June 30, 2003.

Earnings before interest depreciation, amortization (EBITDA) is a financial measurement used by distribution related companies that function in the wholesaling of manufactured goods. EBITDA is relevant to the Company's businesses due to the fact that traditional valuations for measuring the values of enterprises such as ours are ususally based on EBITDA multiples. EBITDA is not recognized as a GAAP measurement of earnings and should not be relied upon as such.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follows;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 87% of the overall company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Ccompany's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

B2B SEGMENT INFORMATION OF OPERATING BUSINESSES

                                         B2B                   CHANGE
                                     --------                 --------
  THREE MONTHS ENDED 6/30/2004
Revenue                              11,250,669                 67.32%
Gross Profit                            425,474                -29.41%
SG&A                                    413,052                 26.43%
Net Loss                               (275,099)               326.08%

Depreciation and amortization               786                -98.85%
Interest and Financing expenses         266,727                108.04%
EBITDA                                   10,414               -107.50%

   THREE MONTHS ENDED 6/30/2003

Revenue                               6,724,212
Gross Profit                            602,762
SG&A                                    326,703
Net PROFIT (Loss)                       113,722

Depreciation and amortization            68,193
Interest income                          (3,325)
Other Income                            (30,740)
Interest and Financing expenses         128,209
Promotional rebates                    (415,000)
EBITDA                                 (138,941)

PHS increased its revenues by 67.3% to $11.2 million for three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. The overall gross profit percentage decreased from 9.0% to 3.8%. The decrease was due to a new contractual arrangement with a primary vendor, whereby allowances would be paid throughout the fiscal year as opposed to the end of the second quarter. Allowances paid by the primary vendor totaled $415,000 in the second quarter of 2003. Without this one time allowance gross profit would have increased on a period-to-period basis. Gross profit decreased by 29% to $425,474 for the three months ended June 30, 2004 as compared to $602,762 for the three months ended June 30, 2003. This decrease is directly related to a one time $415,000 allowance that management believes should be generated in subsequent periods. In 2003 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2003 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. Vendor allowances decreased by 21% to $941,000 for the three months ended June 30, 2004 as compared to $1,200,000 for the three months ended June 30, 2003. EBITA increased to a profit of $10,414 for the three months ended June 30, 2004 compared to a loss of $138,941 for the three months ended June 30, 2003. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. Management needs to also reduce its financing costs for PHS as they represent 2561% of EBITDA and a substantial component of the Company's overall expenditures.


PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                      SALON
                                     PRODUCTS                   CHANGE
                                     --------                 --------
  THREE MONTHS ENDED 6/30/2004
Revenue                               1,045,535                -24.05%
Gross Profit                            132,025                -29.41%
SG&A                                     61,339                -45.81%
Net Loss                                (35,167)                54.79%

Depreciation and amortization            53,355                  0.21%
Interest and Financing expenses          51,862                 -1.80%
EBITDA                                   70,050                147.76%

   THREE MONTHS ENDED 6/30/2003

Revenue                               1,376,588
Gross Profit                            141,668
SG&A                                    113,194
Net Loss                                (77,781)

Depreciation and amortization            53,244
Interest and Financing expenses          52,810
EBITDA                                   28,273


Proset revenues decreased by 24.1% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Proset is transitioning its business model from retail services to wholesale support. While sales dropped slightly, the gross profit has remained flat. At the same time SG&A dropped by 46% to $61,339 for the second quarter of 2004. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in higher quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include manufacturers, distributors and resellers in order to keep a supply chain for its customer base. EBITDA improved from a profit of $28,273 for the three months ended June 30, 2003 to a profit at $70,050 for the three months ended June 30, 2004. This improvement was caused by a reduction in labor cost, warehousing expenses and a reduction in freight expenses offset by a decrease in revenues. Financing costs are also an important factor in the operation of Proset. Wholesalers are provided better credit terms then retailers since they need to maintain greater inventories. In order to improve the profitability of Proset, management believes that financing costs need to reduce.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                        B2C                   CHANGE
                                     --------                 --------
  THREE MONTHS ENDED 6/30/2004
Revenue                                 564,125                -13.80%
Gross Profit                            140,706                -17.18%
SG&A                                    245,270                 23.63%
Net Loss                               (148,916)              -148.50%

Depreciation and amortization            29,342                 38.50%
Interest and Financing expenses          12,750                 26.05%
EBITDA                                 (106,824)               -273.17%

   THREE MONTHS ENDED 6/30/2003

Revenue                                 654,426
Gross Profit                            169,904
SG&A                                    198,394
Net Loss                                (59,926)

Depreciation and amortization            21,185
Interest and Financing expenses          10,115
EBITDA                                  (28,626)

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

Revenues in the Company's B2C operation for three months ended June 30, 2004 were $564,125 as compared to $654,426 for the three months ended June 30, 2003. CAW on a current operating basis represents approximately 66% of B2C revenues for the three months ended June 30, 2004. Gross profit for the three months ended June 30, 2004 was $140,706 as compared to $169,904 for the three months ended June 30, 2003. EBITDA decreased by 273% for the same period. The table above provides comparative details for the Company's B2C operation. The Company believes that additional focus is needed to bring this segment to a positive EBITDA position, especially in its online operations. CAW is operating profitability, but the logistical support in Miami Florida is consuming the segments resources and thereby not allowing it to show a profit at these sales levels. The Company plans to spin-off this segment so that it can utilize additional capital to increase its revenues and thereby hope to generate a profit. The customer metrics for this segment are very strong. The segment has over 20,000 customers, generates an average order of $100, has over a 50% repeat rate and generates a 99% fulfillment rate, far in excess of its competition. In the six months this segment has utilized over $100,000 in trade credits from Icon International and Premier Radio Network. The Company believes that building its B2C segment brands along with the popularity of Bill Rancic, the winner of the NBC show "The Apprentice" should bring this segment to effective critical mass.

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

    June 30,                            2004         2003

   Working Capital                    1,922,759      530,370     262.53%
   Assets                            13,041,973    8,344,286      56.30%
   Liabilities                       10,333,831    5,665,180      82.41%
   Equity                             2,708,142    2,679,106       1.08%
   Line of Credit Facility            6,196,183    3,295,677      88.01%
   Receivable Turnover (days)                41           29
   Inventory Turnover (days)                 14           20
   Tangible Asets                    10,939,576     6,484,283      68.71%

The Company has a revolving loan and security agreement with IIG for financing its operations. The line of credit under the loan allows borrowings up to $8.3 million for accounts receivable, purchase orders, and inventory. The term of the agreement is for one year and allows for automatic renewals. As of June 30, 2004 the Company's borrowing under its agreement were $6.2 million an increase of 88% as compared to the same period in 2003. In November of 2003, PHS secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with IIG. The LC expired in May 2004, at which time the cash deposit and reserves were released. The increased vendor line of credit facility has enabled the Company to secure special promotional products specifically designed for the cold and flu season, which increases the Company's average purchases from approximately $40,000 per order to approximately $150,000 per order. Management believes that its IIG facility has enabled the Company to achieve its recent growth by providing financing for all of the Company's tangible assets. The Company has been able to expand its sales through receivable financing, purchase order financing and inventory financing support. In addition IIG provides the Company with a financing option in Canada, borrowing against anticipated vendor allowances as well as securing product through sales order financing. However IIG's financing rate is 17% and as a result caused financing charges to increase materially in 2004. Management believes that to achieve profitable operations, financing costs must be reduced. By improving its operating results and especially EBITDA, management expects to generate positive cash flow, assuming financing costs can be reduced. However, there can be no assurance that the Company will reduce its financing costs, so that it can improve its operating results. Failure to reduce financing costs will inhibit the Company's growth. Management believes that its current capital structure needs to be improved in order to secure a profitable operation.

As the Company's operations have grown the Company has been able to raise additional capital predominately through its shareholders and institutional placements. In 2003, the Company raised $1.6 million through the issuance of Series A Class B preferred Stock and $850,000 through 12% notes secured by its investment in ITT. In March 2004, the company increased its 12% secured notes by $490,000. In April of 2004, the Company also secured a $1.5 million convertible debenture at a fixed $5 per share conversion price bearing interest of prime plus 3 with Laurus Master Funds. The Company has used these financings to reduce its borrowings with IIG as well as provide working capital. As the Company grows it intends to raise additional capital to accommodate its growth plans however, there can be no assurance that additional capital can be attained.

Working capital at June 30, 2004 totaled approximately $1.9 million an increase of 1.4 million from the same period in 2003. The Company's operations require financing of inventory and receivables. IIG provides the Company's operating subsidiaries a facility that allows for borrowings of up to 85% against eligible accounts receivables and 50% against eligible inventory and orders in transit. It is important to note that as the borrowings increase from IIG, commensurate with increased revenues and additional need for inventory, additional capital will be needed to support the borrowing base with IIG. Therefore as the financial leverage of the company increases, additional capital is needed to support the Company's growth. The Company turns its overall inventory on average approximately every 14 days; its receivables average 41 days of collections. In April 2004, the Company secured a $1.5 million convertible debenture with Laurus Master Funds (Laurus) at a 7% annual rate. Proceeds of this facility were used to reduce IIG's loan. Management plans on reducing its debt service with IIG through the sale of preferred stock or other debentures. Management over-all objective in FY 2004 is to reduce its real debt service rates to below 10% per annum. However, there is no assurance that this goal will be achieved.

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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if it appears more likely than not that the deferred tax assets will be fully realized. At June 30,2004, the Company has established a full valuation allowance.

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

1. THE COMPANY HAS INCURRED OPERATING LOSSES.

The Company has a long history of operating losses. To date, a large portion of the Company's expenses have been financed through capital raising activities. Although the Company has narrowed its losses, it still continues to report operating deficits as opposed to profits. A large portion of the Company's historical losses are a direct result of fees and expenses paid for in stock. However, due to a pattern of historical losses, there is no assurance that further capital will not be needed for operating purposes.

2. INTERNET

The internet environment is relatively new to business and is subject to inherent risks as in any new developing business including rapidly developing technology with which to attempt to keep pace and level of acceptance and level of consumer knowledge regarding its use.

3. DEPENDENCE ON PUBLIC TRENDS.

The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospect

4. POTENTIAL PRODUCT LIABILITY.

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

8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

Synergy's qualification for trading on the NASDAQ Small Cap system has in the past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified that stockholders' equity has fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has adopted, and the Commission has approved, certain changes to its maintenance requirements including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria, which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported on the OTC Bulletin Board or on the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" contained in the Company's Annual Report of Form 10-KSB for the year -ended December 31, 2003 for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." The disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the broker-dealer must identify its role, if any, as a market maker in the particular stock, provide information with respect to market prices of the Common Stock and the amount of compensation that the broker-dealer will earn in the proposed transaction. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker-dealer provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock is presently above and has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has presently achieved a level of Stockholders' equity above $2,500,000. NASDAQ Listing Qualifications has recently confirmed the Company's compliance with standards for continued listing on the NASDAQ Small Cap Market. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

17. POTENTIAL FUTURE SALES OF COMPANY STOCK.

The majority of the shares of common stock of the Company outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933. In general under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a two-year holding period without, any quantity limitation. The vast majority of holders of the shares of the outstanding common stock of the Company deemed "restricted securities" have already satisfied at least their one year holding period or will do so with the next fiscal year, and such stock is either presently or within the next fiscal year will become eligible for sale in the public market (subject to volume limitations of Rule 144 when applicable). The Company is unable to predict the effect that sales of its common stock under Rule 144, or otherwise, may have on the then prevailing market price of the common stock. However, the Company believes that the sales of such stock under Rule 144 may have a depressive effect upon the market.

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

25. A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO THE COMPANY'S CUSTOMERS.

Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, its systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreements and may expose the Company to litigation and potential liability. In the past, the Company has discovered errors in software used in the Company after its incorporation into Company sites. The Company cannot assure that undetected errors or performance problems in its existing or future services will not be discovered or that known errors considered minor by it will not be considered serious by its customers. The Company has experienced periodic minor system interruptions, which may continue to occur from time to time.
                                       34

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after August 11, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

Item 4-Submission of matters to vote of security holders.

13. At the Company's annual meeting on June 25, 2004 the following matters were submitted.

a) Election of the Company's board of directors, where in the following person's were elected, such persons being all of the same persons acting as directors.

                                                     For             Withheld

                  1.       Mair Fabish               1,947,998      2,306
                  2.       Mitchell Gerstein         1,948,022      2,302
                  3.       Dominic Marsicovetere     1,947,977      2,327
                  4.       Michael Ferrone           1,947,977      2,327
                  5.       Randall Perry             1,948,007      2,297
                  6.       Frank Bellis, Jr.         1,948,008      2,296
                  7.       Lloyd Miller              1,857,909     92,395
                  8.       Joel Sebastian            1,948,008      2,296
                  9.       Bill Rancic               1,948,009      2,295

b) To elect auditors.

Where Holtz Rubenstein & Co., LLP was elected for December 31, 2004.

                     For               Against          Abstain
                  1,948,887              414              1003

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

     (2) There was one report on 8-K for the relevant period. Grant Thornton LLP was previously the principal accountants for Synergy Brands, Inc. ("the Registrant"). On May 28, 2004, the Registrant terminated the firm's appointment as principal accounts and Holtz Rubenstein & Co., LLP was engaged as principal accountants. The decision to change accountants was approved by the Board of Directors and Audit Committee, thereof of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Synergy Brands, Inc.

                                                        /s/ Mair Faibish
Date: 8/13/04

-----------------------
By:  Mair Faibish
Chief Executive Officer

                                                       /s/  Mitchell Gerstein

Date: 8/13/04

----------------------------
By:  Mitchell Gerstein
Chief Financial Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15(d) - 15(f) ) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:   August 13, 2004

/s/ Mair Faibish
------------------------
Mair Faibish
Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15(d) - 15(f) ) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 13, 2004

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2004
/s/ Mair Faibish
-----------------------
Mair Faibish
Chief Executive Officer


                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the 'Company"), hereby certify that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2004

/s/ Mitchell Gerstein
-----------------------
Mitchell Gerstein
Chief Financial Officer