Form 10QSB
period 2004-09-30
SYNERGY BRANDS INC
filed 2004-11-12
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2004

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

                                               [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 2004 there were 2,181,154 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                  FORM 10-Q SB
                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                             Page
     Item 1:  Financial Statements

     Consolidated Balance Sheet as of September 30, 2004
     (Unaudited)                                                          2 - 3

     Consolidated Statements of Operations for the nine
     months ended  September 30, 2004 and 2003 (Unaudited)                    4

     Consolidated Statements of Operations for the three months ended
     September 30, 2004 and 2003  (Unaudited)                                 5

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2004 and 2003 (Unaudited)                        6 - 7

     Notes to Consolidated  Financial Statements (Unaudited)              8 -14

     Item 2:   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      15 - 27

     Forward Looking Information and Cautionary Statements              28 - 39

     Item 3:  Control and Procedures                                         40

PART II: OTHER INFORMATION

     Item 6: Exhibits and Reports on Form 8-K                                40

         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                   (Unaudited)



ASSETS
  Current Assets:
   Cash and cash equivalents                                                        $    752,618
   Accounts receivable trade, less allowance for doubtful accounts of $127,481         8,663,125
   Other receivables                                                                   1,209,838
   Inventory                                                                           2,139,438
   Prepaid assets and other current assets                                               553,613
                                                                                     -----------
       Total Current Assets                                                           13,318,632

  Property and Equipment, Net                                                            357,225

  Other Assets                                                                           535,091

  Notes Receivable                                                                        11,433

  Intangible Assets, net of accumlated amortization of $1,947,470                      1,357,522

  Goodwill                                                                               514,297
                                                                                     -----------

   Total Assets                                                                     $ 16,094,200
                                                                                     ===========


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line-of-Credit                                                                   $   8,182,005
  Notes Payable-Current                                                                1,424,918
  Accounts Payable and Accrued Expenses                                                2,477,040
  Related Party Note Payable                                                             108,762
                                                                                   -------------

    Total Current Liabilites                                                          12,192,725

Notes Payable                                                                          1,336,866

Stockholders' Equity:
Class A Preferred Stock - $.001 par value; 100,000 shares authorized and
 outstanding liquidation preference of $10.50 per share                                      100
Class B Preferred Stock - $.001 par value; 900,000 shares authorized, none issued;             -
Class B, Series A Preferred Stock - $.001 par value; 500,000 shares authorized;
 160,000 shares issued and outstanding; liquidation preference of $10.00 per share           160
Common Stock - $.001 par value; 5,000,000 shares unauthorized;
2,181,154 shares issued                                                                    2,181
Additional paid-in capital                                                            38,459,362
Deficit                                                                              (35,593,539)
Unearned compensation                                                                   (257,880)
Accumulated other comprehensive loss                                                     (40,775)
Less: treasury stock, at cost, 1,000 shares                                               (5,000)
                                                                                   -------------
Total stockholders'  equity                                                            2,564,609
                                                                                   -------------
Total Liabilities and Stockholders' Equity                                         $  16,094,200
                                                                                   =============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)




                                                        2004               2003

Net Sales                                          $ 39,927,507      $  28,112,897
                                                   -------------     -------------

Cost of Sales
  Cost of product                                    36,421,665         25,462,539
  Shipping and handling costs                           690,883            606,621
                                                   -------------     -------------
                                                      37,112,548        26,069,160
                                                   -------------     -------------

Gross Profit                                           2,814,959         2,043,737

Operating expenses
  Selling, general and administrative expenses         2,574,215         2,249,770
  Depreciation and amortization                          504,702           494,584
                                                   -------------     -------------
                                                       3,078,917         2,744,354

Operating loss                                          (263,958)         (700,617)

Other Income (expense)
  Interest Income                                          4,430            10,066
Other Income (expense)                                   (16,841)          312,703
Equity in earnings of investee                           144,992            92,368
Interest and financing expense                        (1,077,614)         (498,154)
                                                   -------------     -------------
                                                        (945,033)          (83,017)

  Loss before income taxes                            (1,208,991)         (783,634)

Income tax expense                                        11,221            32,658
                                                   -------------     -------------
NET LOSS                                              (1,220,212)         (816,292)

Dividend - Preferred Stock                              (108,000)          (42,000)
                                                   -------------     -------------
Net loss attributable to Common Stickholders       $  (1,328,212)    $    (858,292)
                                                   =============     =============

Basic and diluted net oss per common share:        $       (0.65)    $       (0.55)
                                                   =============     =============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                        2004               2003

Net Sales                                          $ 13,759,995      $  10,278,027
                                                   -------------     -------------

Cost of Sales
  Cost of product                                    12,241,514          9,429,048
  Shipping and handling costs                           219,251            229,354
                                                   -------------     -------------
                                                     12,460,765          9,658,402
                                                   -------------     -------------

Gross Profit                                          1,299,230            619,625

Operating expenses
  Selling, general and administrative expenses           875,235           841,020
  Depreciation and amortization                          159,739           197,832
                                                   -------------     -------------
                                                       1,034,974         1,038,852

Operating income (loss)                                  264,256          (419,227)

Other Income (expense)
  Interest Income                                              3             3,404
Other Income (expense)                                    (6,354)           (1,725)
Equity in earnings of investee                            36,009            12,962
Interest and financing expense                          (427,848)         (194,837)
                                                   -------------     -------------
                                                        (398,190)         (180,196)

  Loss before income taxes                              (133,934)         (599,423)

Income tax expense                                           296                 -
                                                   -------------     -------------
NET LOSS                                                (134,230)         (599,423)

Dividend - Preferred Stock                               (36,000)          (28,500)
                                                   -------------     -------------
Net loss attributable to Common Stickholders       $    (170,230)    $    (627,923)
                                                   =============     =============

Basic and diluted net oss per common share:        $       (0.08)    $       (0.34)
                                                   =============     =============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                  2004             2003
                                                                 ------------    -------------
Cash Flows From Operating Activities:
Net loss                                                      $ (1,220,212)     $  (816,292)
Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation and Amortization                                   504,702           494,584
   Amortization of financing cost                                   58,622            24,690
   (Recovery of)/ provision for doubtful accounts                        -           (35,090)
   Loss (Gain) on sale of marketable securities                     15,792            (6,713)
   Equity in earnings of investee                                 (144,992)          (92,368)
   Gain on settlement of liabilities due to vendor                       -          (282,750)
   Non-cash compensation                                            30,750                 -
   Operating expenses paid with common stock                       141,683            61,725
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts receivable and other receivables                    (5,568,437)       (1,663,378)
   Inventory                                                         24,678         (869,452)
   Prepaid assets, related party note receivable and other assets   (84,569)         (741,913)
Net increase (decrease) in:
   Accounts payable, related party note payable, accrued
   expenses and other current liabilities                          (661,169)        1,502,554
                                                                 ------------    -------------
     Net cash used in operating activities                       (6,903,152)       (2,424,403)

Cash Flows From Investing Activities
Payment of security deposit                                         (48,997)                -
Purchase of business                                                      -          (414,000)
Payment of collateral security deposit                                    -          (250,000)
Purchase of marketable securities                                  (168,377)          (98,986)
Proceeds from sale of marketable securities                         194,515            58,272
Purchase of property and equipment                                  (74,270)          (29,602)
Payments received on notes receivable                               425,700               800
Repayment of collateral security deposit                            500,000                 -
                                                                 ------------    -------------
       Net cash provided by (used in) investing activities           828,571         (733,516)

Cash Flows From Financing Activities
Borrowings under line of credit                                   26,132,894        13,095,984
Repayments under line of credit                                  (21,964,569)      (12,246,033)
Proceeds from the issuance of notes payable                        1,990,000           850,000
Proceeds from the issuance of common and preferred stock in a
private placement                                                          -         1,600,000
Proceeds from the exercise of stock purchase options                  34,250            84,000
Proceeds from the sale of common stock                                     -            27,200
Repayments of notes payable                                                -           (20,000)
Proceeds from the sale treasury stock                                      -           234,391
Payment of dividends                                                (108,000)          (42,000)
Purchase of treasury stock                                                 -           (32,779)
                                                                 ------------    -------------

Net cash provided by financing activities                          6,084,575         3,550,763

Foreign currency translation                                         (34,898)           (5,172)
                                                                 ------------    -------------
      Net decrease (increase) in cash                                (24,904)          387,672

Cash and cash equivalents, beginning of period                       777,522           174,724
                                                                 ------------    -------------
Cash and cash equivalents, end of period                         $   752,618       $   562,396
                                                                 ============    =============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                    2004              2003
                                                                  -----------      ----------

Supplemental disclosure of cash flow information:

Cash paid for interest                                              $ 934,243      $  413,288
                                                                  ===========     ===========

Cash paid for income taxes                                           $ 11,221      $   32,658
                                                                  ===========     ===========

Supplement disclosures of
  non-cash operating, investing and financing activities:

Common Stock issued for an acquisition                               $525,000               -
                                                                   ==========
Common Stock issued with debt financing                               $75,000         $98,000
                                                                   ==========      ==========


         The accompanying notes are an integral part of these statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2004 and 2003


NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the nine months ended September 30, 2004 and 2003, and the consolidated statements of operation for the three months ended September 30, 2004 and 2003, the consolidated statements of cash flows for nine months ended September 30, 2004 and 2003, and have been prepared by Synergy
Brands, Inc. ("Synergy" or the "Company") without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003 filed by the Company. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

NOTE B - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB No.25") and has adopted the disclosure provisions of SFAS No. 148. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $106,000 and $72,000 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE D - VENDOR ALLOWANCES

The Company recognizes vendor allowances, which are classified as reductions in cost of sales, at the date goods are purchased and recorded, and under fixed and determined arrangements. During the nine months ended September 30, 2004, the Company recognized approximately $640,325 in vendor allowances arising from annual arrangements with a major supplier that met the criteria for being fixed and determinable. The Company records such vendor allowances principally based on purchases, which in the prior quarter were not under fixed arrangements, on a current basis as purchases are recorded and the arrangements are in effect that meet the aforementioned criteria. Vendor allowances from manufactures, included in other receivables in the accompanying consolidated balance sheet, aggregated $1,209,838 at September 30, 2004.

NOTE E - ACQUISITION

On June 1, 2003, the Company acquired the common stock of Ranley Group, Inc. (d.b.a. Cigars Around the World ("CAW") of Chicago, Illinois). CAW is a leading supplier of premium hand made cigars to some of the most prestigious hotels, restaurants, casinos and golf clubs in the United States. The initial purchase price for the common stock acquired was $425,000. Additional consideration of up to $450,000, to be paid through the issuance of Class B, Series A Preferred stock, cash or common stock, is payable on various dates through May 2006, based upon the achievement of certain targeted operating results of CAW predominately based upon multiplying Earnings before depreciation, amortization and taxes (EBTDA) by six times. In December 2003, 25,000 shares of common stock were issued valued at $100,000, the quoted market price, and recorded as additional Goodwill for the purpose of satisfying the anticipated consideration due the seller by March 31, 2004, based upon the operating results of CAW through December 31, 2003. In February 2004, the Company issued an additional 25,000 shares in anticipation of satisfying the initial annual EBTDA requirements for the CAW acquisition.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2004 and 2003

NOTE E (continued)

These shares were valued at $100,000 the quoted market price, and recorded as additional Goodwill. In June of 2004, the Company issued an additional 150,000 shares in anticipation of satisfying the requirements for the CAW acquisition and future services. The shares were valued at $425,000, and recorded as additional Goodwill of $250,000, and prepaid compensation of $175,000.

The acquisition of CAW has been accounted for as a purchase pursuant to SFAS No. 141, " Business Combinations." The operations of CAW have been included in the Company's statement of operations since the acquisition date. The following table summarizes the assets and liabilities acquired from CAW based upon the Company's allocation of the aggregate purchase price of $675,000, including contingent consideration.

                Cash                             $   11,000
                Accounts Receivable                 374,000
                Other Assets                          9,000
                Customer List                       361,000
                Goodwill                            314,000
                Accounts Payable                   (331,000)
                Other Current Liabilities           (35,000)
                Other Long-Term Liabilities         (28,000)
                                                  ----------
                                                  $  675,000
                                                  ==========

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

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2004 and 2003

NOTE F - INVENTORY

Inventory, consisting of goods held for sale, as of September 30, 2004 consisted of the following:

         Grocery, health and beauty products   $1,729,424

         General Merchandise                      410,014
                                                ---------
                                               $2,139,438
                                                =========

NOTE G  - NOTE RECEIVABLE

Through December 31, 2003, the Company provided $429,600 in financing to a significant customer who is a distributor of the Company's products in Canada and is expanding its distribution channel. The promissory note, which is secured by accounts receivable and inventory, bears interest at 4%. The principle balance of $429,600 was repaid on March 31, 2004.

NOTE H - INVESTMENT

In December 2001, the Company made an investment in approximately 20% of the outstanding common stock of an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $144,992 and $92,368 during the nine months ended September 30, 2004 and September 30, 2003, respectively. At September 30, 2004, the investment in ITT is approximately $310,000 and is included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the nine months ended September 30, 2004 and 2003 is as follows:

                                        2004                      2003

    Revenues                       $ 8,955,000                 $ 7,827,000
    Operating expenses              (8,020,000)                 (7,126,000)
    Other income                        94,000                      40,000

    Income before income taxes       1,029,000                     741,000
    Income tax expense                (348,000)                   (264,000)
                                     ----------                 -----------
    Net income                     $   681,000                 $   477,000
                                     ==========                 ===========

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2004 and 2003

NOTE I - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in September 2004, allow for the borrowing of up to $8,500,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At September 30, 2004, the interest rate on outstanding borrowings was 17%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 525,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. The Company has guaranteed these loans on an unsecured basis. In November 2003, the Company secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with the lender. The LC expired in May 2004, at which time the cash deposit and reserves were released.

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

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $5.00 per share or matures April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest, commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $5.00 per share. The Company's common stock quoted market price at the date of closing was $4.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%, which is currently at 7%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant.

NOTE J - STOCKHOLDERS' EQUITY

The Company has 100,000 authorized and outstanding shares of Class A preferred stock with a par value of $.001; 13-to-one voting rights; liquidation of $10.50 per share and before common stock and redemption at option of Company at $10.50 per share.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2004 and 2003

NOTE J (continued)

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

In July 2003, the Company issued 150,000 shares of common stock in connection with an agreement for consulting services for the three -year period ending June 30, 2006. The Company recorded $403,500 as unearned compensation in July 2003 and recorded compensation expense of $100,872 for the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company issued 42,195 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $141,683.

During the nine months ended September 30, 2004, the Company received proceeds of $34,250 from the exercise of options to purchase 25,000 shares of the Company's common stock. In connection with such options certain of which were modified, the Company recorded compensation expense and a credit to additional paid-in capital of $30,750.

During the nine months ended September 30, 2003, the Company issued 30,938 shares of common stock for services under existing agreements and recorded a charge to operations of $61,725.

NOTE K - COMMITMENTS AND CONTINGENCIES

Since 1999, the Company had disputed services performed by two vendors. The Company has entered into a settlement and release agreement in which the Company has paid $13,000 to one of the vendors and the Company has been released of its liability to that vendor. The Company has recorded a gain of $155,750 as a result of this release during the first quarter of 2003. In March 2003, the Company and the other vendor executed a settlement and release agreement. Pursuant to the terms of the settlement and release agreement, the Company was relieved of its obligation to pay for the services that were disputed. The Company recorded a gain of $127,000 as a result of the release by this vendor. These gains were recorded as a component of other income (expense) in the consolidated statements of operations.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2004 and 2003


NOTE L - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:


                  Nine Months Ended September 30, 2004 and 2003


                                             Proset         PHS Group      B2C            Corporate             Total

Revenue                        2004     $  3,248,172    $  35,125,961   $ 1,553,374      $        -        $  39,927,507
                               2003     $  3,010,607    $  23,502,757   $ 1,599,533      $        -        $  28,112,897

Net Income (loss) attributable 2004     $  (107,373)    $     (17,322)  $  (413,417)     $  (790,100)      $  (1,328,212)
to common Stockholders         2003     $  (323,360)    $    (135,013)  $    30,93 3     $  (430,852)      $    (858,292)

Interest & Finance             2004     $   179,303     $     784,926   $    38,250      $    75,135       $    1,077,614
Expenses                       2003     $   146,974     $     323,043   $    27,643      $       494       $      498,154

Depreciation &                 2004     $    160,065    $       4,079   $   102,606      $   237,952       $      504,702
amortization                   2003     $    159,732    $     204,579   $    78,109      $    52,164       $      494,584

Identifiable assets are as follows:

   September 30, 2004                    $ 4,313,257    $   9,065,443   $ 1,835,947      $   879,553       $  16,094,200
   December 31, 2003                     $ 2,874,102    $   6,236,552   $ 1,253,920      $   628,071       $  10,992,645


                 Three Months Ended September 30, 2004 and 2003


                                             Proset          PHS Group     B2C              Corporate            Total

Revenue                        2004      $ 1,446,351      $ 11,732,159   $    581,485     $       -         $  13,759,995
                               2003      $   753,731      $  8,889,336   $    634,960     $       -         $  10,278,027

Net Income (loss) attributable 2004      $   (20,102)     $    242,240   $   (137,527)    $ (254,841        $    (170,230)
to common Stockholders         2003      $  (156,528)     $   (158,280)  $   (113,980)    $ (199,135)       $    (627,923)

   Interest & Finance          2004      $    72,411      $    303,539   $     12,750     $   39,148        $     427,848
   Expenses                    2003      $    56,759      $    126,440   $     11,594     $       44        $     194,837

   Depreciation &              2004      $    53,355      $      2,507   $     43,922     $   59,955        $     159,739
   amortization                2003      $    53,244      $     68,193   $     36,591     $   39,804        $     197,832


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2004 and 2003

NOTE M - NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 766,650 and 599,550 for the nine months ended September 30, 2004 and 2003, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                                                 Nine Months ended September 30,

                                                       2004              2003
                                                    ------------   -----------
     Net loss applicable to common stock            $(1,328,212)   $  (858,292)
                                                    ============   ===========
     Weighted-average number of shares in basic       2,063,129      1,568,756
     and diluted EPS                                ============   ===========

                                                Three Months ended September 30,

                                                       2004              2003
                                                    ------------   -----------
       Net loss applicable to common stock           $ (170,230)    $ (627,923)
                                                    ============   ===========
       Weighted-average number of shares in basic     2,180,154      1,825,140
       and diluted EPS                              ============   ===========

NOTE N - SUBSEQUENT EVENTS

The Company has received subscriptions for a private placement of Series A Class B Preferred stock totaling $1.5 million. The placement is subject to Nasdaq approval.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

Synergy Brands, Inc. (SYBR or the Company) is a holding company that operates in wholesale and internet distribution of consumer goods as well as retail distribution of premium cigars and salon products through three segments. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers. The consumer products are concentrated within the Grocery and Health & Beauty Aids (HBA) industries as well as the premium cigar business. The Company distributes and sells these products through wholly owned subsidiaries in two distinct manners. The Company uses the advancements in web-based technology to process and use logistics based programs to optimize its distribution costs on both wholesale and retail levels.

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

     o BeautyBuys.com sells salon hair care products directly to the consumer, via the internet.

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

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
             AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30,2003.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS

                                    Operating               Operating and
NINE MONTHS ENDED 9/30/2004         Segments                Corporate Segments


Revenue                             39,927,507     42.03%     39,927,507          42.03%
Gross Profit                         2,814,959     37.74%      2,814,959          37.74%
SG&A                                 2,087,307     12.82%      2,574,215          14.42%
Net loss                               (538,11)   -25.89%     (1,328,212)        -54.75%
Net loss per common share                (0.26)                    (0.65)
Depreciation and amortization          266,750    -39.71%        504,702           2.05%
Interest income                         (4,344)   -56.54%         (4,430)        -55.99%
Interest and financing expenses      1,002,479    101.44%      1,077,614         116.32%
                                    ----------                ---------
EBITDA                                 726,773    421.83%        249,674         232.58%
                                    ==========                =========
EBITDA net income per share               0.35                      0.12


NINE MONTHS ENDED 9/30/2003
Revenue                             28,112,897               28,112,897
Gross Profit                         2,043,737                2,043,737
SG&A                                 1,850,174                2,249,770
Net pROFIT loss                       (427,440)                (858,292)
Net loss per common share                (0.27)                   (0.55)
Depreciation and amortization          442,420                  494,584
Interest income                         (9,974)                 (10,066)
Other Income                          (313,490)                (312,703)
Interest and financing expenses        497,660                  498,154
Promotional rebates                   (415,000)                       -
                                    ----------                ---------
EBITDA                                (225,824)                (188,323)
                                    ==========                =========
EBITDA net(loss) income per share        (0.14)                   (0.12)

Revenues increased by 42% to $39,927,507 for the nine months ended September 30, 2004, as compared to $28,112,897 for the nine months ended September 30, 2003. The largest percentage increase was in the Company's B2B operations. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expanded its sales in Canada.

Gross profit increased by 38% to $2,814,959 for the nine months ended September 30, 2004 as compared to $2,043,737 for the nine months ended September 30, 2003. The increase in gross profit was in direct relationship to increased sales.

Selling General and Administrative expenses (SGA) increased by 14% while revenues increased by 42% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, and increasing sales focus on wholesale distribution as opposed to retail store sales. The largest subsidiary of the Company, PHS Group, increased its SGA expenses by 28% to $1,195,969 for the nine months ended September 30, 2004 as compared to $934,502 for the nine months ended September 30, 2003. The increase in SGA for PHS group was caused by a 49% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss for the Company was $1,328,812 for the nine months ended September 30, 2004 as compared to a net loss of $858,292 for the nine months ended September 30, 2003. In the first quarter of 2003, the company realized a onetime gain of $282,750 in connection with the extinguishment of online advertising payables in 2003. The Company also had the benefit of an allowance paid in the second quarter of 2003 totaling $415,000, that will be paid over the course of subsequent period. Other material factors that affected the Company's costs were increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesaling operation as well as materially higher financing costs. Financing costs jumped by 116% to approximately $1,077,000 for the nine months period. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirementsthat have been enacted by the Securities and Exchange Commission
(SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the nine months ended September 30, 2004 totaled $486,908, which include legal, accounting and regulatory expenses as compared to $399,596 for the nine months ended September 30, 2003.

Earnings before interest, taxes, depreciation and amortization (EBITDA) improved from a loss of $188,323 for the nine months ended September 30, 2003 as compared to a profit of $249,674 for the nine months ended September 30, 2004. The improvement is attributable to an increase in revenues. However, financing costs increased by 116% to $1,077,674. Management believes that financing costs were increased as a result of revenue growth. As a result, the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating businesses increased by 422% to a profit of $726,773 for the nine months ended September 30, 2004 as compared to a loss of $225,824 for the nine months ended September 30,2003.

Earnings before interest, depreciation, amortization (EBITDA) is a financial measurement used by distribution related companies that function in the wholesaling of manufactured goods. EBITDA is relevant to the Company's businesses due to the fact that traditional valuations for measuring the values of enterprises such as ours are usually based on EBITDA multiples. EBITDA is not recognized as a GAAP measurement of earnings and should not be relied upon as such.

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


PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                        B2B                    CHANGE
                                     --------                 --------
  NINE MONTHS ENDED 9/30/2004
Revenue                              35,125,961                49.45%
Gross Profit                          1,946,284                51.30%
SG&A                                  1,195,969                27.98%
Net Loss                                (17,322)               87.17%
Depreciation and amortization             4,079               -98.01%
Interest Income                          (4,344)              -56.45%
Interest and FInancing expenses         784,926               142.98%
                                     -----------
EBITDA                                  767,339             -1315.97%
                                     ===========

   NINE MONTHS ENDED 9/30/2003
Revenue                              23,502,757
Gross Profit                          1,286,397
SG&A                                    934,502
Net Profit (Loss)                      (135,013)
Depreciation and amortization           204,579
Interest Income                          (9,974)
Other income                            (30,740)
Interest and Financing expenses         323,043
Promotional rebates                    (415,000)
                                     -----------
EBITDA                                  (63,105)
                                     ===========

PHS  increased  its  revenues by 49.5% to $35.1  million  for nine months  ended
September  30,  2004 as compared  to $23.5  million  for the nine  months  ended
September  30,  2004.  The  increase  in PHS  business  is  attributable  to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage remained consistent at 5.4%. In 2003, several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal Essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2003 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. Vendor allowances as a result increased by 3% to $2,400,000 for the nine months ended September 30, 2004 as compared to $1,900,000 for the nine months ended September 30, 2003. EBITDA increased to a profit of $767,339 for the nine months ended September 30, 2004 as compared to a loss of $63,105 for the nine months ended September 30, 2003. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. Management needs to also reduce its financing costs for PHS as they represent 102% of EBITDA and a substantial component of the Company's overall expenditures.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                      Salon
                                      Products                 CHANGE
                                     --------                 --------
  NINE MONTHS ENDED 9/30/2004
Revenue                               3,248,172                 7.89%
Gross Profit                            452,435                43.32%
SG&A                                    218,858               -33.71%
Net Loss                               (107,373)               66.79%
Depreciation and amortization           160,065                 0.21%
Interest and FInancing expenses         179,303                22.00%
                                     -----------
EBITDA                                  231,995             -1493.03%
                                     ===========

   NINE MONTHS ENDED 9/30/2003
Revenue                               3,010,607
Gross Profit                            315,689
SG&A                                    330,142
Net (Loss)                             (323,360)
Depreciation and amortization           159,732
Interest and Financing expenses         146,974
                                     -----------
EBITDA                                  (16,654)
                                     ===========

Proset revenues increased by 7.9% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Proset is transitioning its business model from retail services to wholesale support. Gross profit has increased by 43% to $452,435 for the nine months ended September 30, 2004 as compared to $315,689 for the nine months ended September 30, 2003. At the same time SG&A dropped by 34% to $218,858 for the first nine months of 2004. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in higher quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include manufacturers, distributors and resellers in order to keep a supply chain for its customer base. EBITDA improved from a loss of $16,654 for the nine months ended September 30, 2003 to a profit at $231,995 for the nine months ended September 30, 2004. This improvement was caused by an increase in revenues, a reduction in labor cost, warehousing expenses and a reduction in freight expenses. Financing costs are also an important factor in the operation of Proset. Financing costs increased by 22% to $179,303. Wholesalers are provided better credit terms then retailers since they need to maintain greater inventories. In order to improve the profitability of Proset, management believes that financing costs need to reduced.

                                      -18

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                      B2C                     CHANGE
                                     --------                 --------
  NINE MONTHS ENDED 9/30/2004
Revenue                               1,553,374                -2.89%
Gross Profit                            416,240                -5.75%
SG&A                                    672,480                14.85%
Net Loss                               (413,417)             1436.49%
Depreciation and amortization           102,606                31.36%
Interest and FInancing expenses          38,250                38.37%
                                     -----------
EBITDA                                 (272,651)              -86.60%
                                     ===========

   NINE MONTHS ENDED 9/30/2003
Revenue                               1,599,533
Gross Profit                            441,651
SG&A                                    585,530
Net Profit (Loss)                        30,933
Depreciation and amortization           159,732
Other Income                           (282,750)
Interest and Financing expenses          27,643
                                     -----------
EBITDA                                 (146,065)
                                     ===========

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

Revenues in the Company's B2C operation for the nine months ended September 30, 2004 were $1,553,374 as compared to $1,599,533 for the nine months ended September 30, 2003. CAW on a current operating basis represents approximately 64% of B2C revenues for the nine months ended September 30, 2004. Gross profit for the nine months ended September 30, 2004 was $416,240 as compared to $441,651 for the nine months ended September 30, 2003. EBITDA decreased by 87% for the same period. The table above provides comparative details for the Company's B2C operation.

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2004
            AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS

                                    Operating               Operating and
THREE MONTHS ENDED 9/30/2004         Segments                Corporate Segments

Revenue                             13,759,995     33.88%     13,759,995          33.88%
Gross Profit                         1,299,230    109.68%      1,299,230         109.68%
SG&A                                   734,998      5.16%        875,235           4.07%
Net profit loss                         84,611    119.73%       (170,230)         72.89%
Net loss per common share                 0.04                     0.08
Depreciation and amortization           99,784     36.86%        159,739         -19.26%
Interest income                              -   -100.00%             (3)        -99.91%
Interest and financing expenses        388,700    822.44%        427,848         119.59%
                                    ----------                ---------
EBITDA                                 573,095    822.44%        417,354         273.62%
                                    ==========                =========
EBITDA net income per share               0.26


THREE MONTHS ENDED 9/30/2003

Revenue                             10,278,027               10,278,027
Gross Profit                           619,625                  619,625
SG&A                                   698,953                  841,020
Net  loss                             (428,788)                (627,923)
Net loss per common share                (0.23)                   (0.34)
Depreciation and amortization          158,028                  197,832
Interest income                         (3,361)                  (3,404)
Other Income                                 -                   (1,725)
Interest and financing expenses        194,793                  194,837
                                    ----------                ---------
EBITDA                                 (79,328)                (240,383)
                                    ==========                =========
EBITDA net(loss) income per share        (0.04)                   (0.13)

Revenues increased by 33.9% to $13,759,995 for the three months ended September 30, 2004 as compared to $10,278,027 for the three months ended September 30, 2003. The largest percentage increase was in the Company's B2B operations. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada.

Gross profit increased by 11% to $1,299,230 for the three months ended September 30, 2004 as compared to $619,625 for the three months ended September 30, 2003. The overall gross profit percentage increased to 9.4% from 6.0%. The following segment analysis will further define the components, which caused the increase in operating gross profit. In this period the Company utilized its own truck fleet and developed a Direct Store Delivery (DSD) warehousing operation which cost the Company $24,000 as compared to $38,000 in 2003. Management believes that this operation should increase the Company's sales and gross profit. In order for the Company to achieve improved profitability it needs to reduce its financing costs and increase revenues and operating margins.

Selling General and Administrative expenses (SGA) increased by 4% while revenues increased by 33.9% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, PHS Group increased its SGA expenses by 26% to $423,030 for the three months ended June 30, 2004 as compared to $335,075 for the three months ended September 30, 2003. The increase in SGA for PHS group was caused by a 32% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues raise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss of the Company was $170,230 for the three months ended September 30, 2004 as compared to a net loss of $627,923 for the three months ended September 30, 2003. A material factor that affected the Company's costs thereby resulting in the loss were increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesaling operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended September 30, 2004 totaled $140,237, which include legal, accounting and regulatory expenses as compared to $142,067 for the three months ended September 30, 2003.

Earnings before interest taxes, depreciation and amortization (EBITDA) improved from a loss of $240,383 for the three months ended September 30, 2003 as compared to a profit of $417,354 for the three months ended September 30, 2004. The improvement is attributable to an increase in revenues and increase in operating gross profit. However financing costs increased by 119% to $427,848. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating businesses increased by 822% to a profit of $573,095 for the three months ended September30, 2004 as compared to a loss of $79,328 for the three months ended June 30, 2003.

Earnings before interest depreciation, amortization (EBITDA) is a financial measurement used by distribution related companies that function in the wholesaling of manufactured goods. EBITDA is relevant to the Company's businesses due to the fact that traditional valuations for measuring the values of enterprises such as ours are usually based on EBITDA multiples. EBITDA is not recognized as a GAAP measurement of earnings and should not be relied upon as such.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follows;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 85% of the overall company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                        B2B                    CHANGE
                                     --------                 --------
  THREE MONTHS ENDED 9/30/2004
Revenue                              11,732,159                31.98%
Gross Profit                            951,985               158.64%
SG&A                                    423,030                26.25%
Net Profit Loss                         242,240               253.05%
Depreciation and amortization             2,507               -96.32%
Interest and Financing expenses         303,539               140.07%
                                     -----------
EBITDA                                  548,286              1561.88%
                                     ===========

   NINE MONTHS ENDED 9/30/2003
Revenue                               8,889,336
Gross Profit                            368,067
SG&A                                    335,075
Net Profit (Loss)                      (158,280)
Depreciation and amortization            68,193
Interest Income                          (3,361)
Interest and Financing expenses         126,440
                                     -----------
EBITDA                                   32,992
                                     ===========

PHS  increased  its  revenues  by 32% to $11.7  million for three  months  ended
September  30,  2004 as  compared to $8.9  million  for the three  months  ended
September 30, 2003. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. The overall gross profit percentage increased from 4.1% to 8.1%. The increase was due to a new contractual arrangement with a primary vendor, whereby allowances would be paid throughout the fiscal.

Gross profit increased by 159% to $951,985 for the three months ended September 30, 2004 as compared to $368,067 for the three months ended September 30, 2003. In 2003 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2003 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. Vendor allowances increased by 323% to $550,000 for the three months ended September 30, 2004 as compared to $130,000 for the three months ended September 30, 2003. EBITA increased to a profit of $548,286 for the three months ended September 30, 2004 compared to a profit of $32,992 for the three months ended September 30, 2003. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. Management needs to also reduce its financing costs for PHS as they represent 55% of EBITDA and a substantial component of the Company's overall expenditures.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                      Salon
                                      Products                 CHANGE
                                     --------                 --------
  THREE MONTHS ENDED 9/30/2004
Revenue                               1,446,351                91.89%
Gross Profit                            187,557               169.56%
SG&A                                     81,561               -29.75%
Net Loss                                (20,102)               87.16%
Depreciation and amortization            53,355                 0.21%
Interest and FInancing expenses          72,411                27.58%
                                     -----------
EBITDA                                  105,664              -327.11%
                                     ===========

  THREE  MONTHS ENDED 9/30/2003
Revenue                                 753,731
Gross Profit                             69,580
SG&A                                    116,105
Net (Loss)                             (156,528)
Depreciation and amortization            53,244
Interest and Financing expenses          56,759
                                     -----------
EBITDA                                   (46,525)
                                     ===========

Proset revenues increased by 91.9% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Proset is transitioning its business model from retail services to wholesale support. Gross profit increased by 169% to $187,557 for the three months ended September 30, 2004 as compared to $69,580 for the three months ended September 30, 2003. At the same time SG&A dropped by 30% to $81,561 for the third quarter of 2004. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in higher quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include manufacturers, distributors and resellers in order to keep a supply chain for its customer base. EBITDA improved from a loss of $46,525 for the three months ended September 30, 2003 to a profit at $105,664 for the three months ended September 30, 2004. This improvement was caused by an increase in revenues, a reduction in labor cost, warehousing expenses and a reduction in freight expenses. Financing costs are also an important factor in the operation of Proset. Wholesalers are provided better credit terms then retailers since they need to maintain greater inventories. In order to improve the profitability of Proset, management believes that financing costs need to reduce.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                       B2C            CHANGE
                                     -----------
THREE MONTHS ENDED 9/30/2004
Revenue                              581,485           -8.42%
Gross Profit                         159,688          -12.25%
SG&A                                 230,407           -7.01%
Net loss                            (137,527)         -20.66%
Depreciation and amortization         43,922           20.03%
Interest and financing expenses       12,750            9.97%
                                     -----------
EBITDA                               (80,855)         -22.89%
                                     ===========

THREE MONTHS ENDED 9/30/2003
Revenue                              634,960
Gross Profit                         181,978
SG&A                                 247,773
Net profit (loss)                   (113,980)
Depreciation and amortization         36,591
Interest and financing expenses       11,594
                                     -----------
EBITDA                               (65,795)
                                     ===========

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

Revenues in the Company's B2C operation for three months ended September 30, 2004 were $581,485 as compared to $634,960 for the three months ended September 30, 2003. CAW on a current operating basis represents approximately 66% of B2C revenues for the three months ended September 30, 2004. Gross profit for the three months ended September 30, 2004 was $159,688 as compared to $181,978 for the three months ended September 30, 2003. EBITDA decreased by 23% for the same period. The table above provides comparative details for the Company's B2C operation. The Company believes that additional focus is needed to bring this segment to a positive EBITDA position, especially in its online operations. CAW is operating profitability, but the logistical support in Miami, Florida is consuming the segments resources and thereby not allowing it to show a profit at these sales levels. The customer metrics for this segment are very strong. The segment has over 20,000 customers, generates an average order of $100, has over a 50% repeat rate and generates a 99% fulfillment rate, far in excess of its competition. In the nine months ended September 20, 2004this segment has utilized over $100,000 in trade credits from Icon International and Premier Radio Network. The Company believes that building its B2C segment brands along with the popularity of Bill Rancic, the winner of the NBC show "The Apprentice" should bring this segment to effective critical mass.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's predominant need for working capital financing is to finance its Receivables and Inventory levels. In order to finance its requirements the Company relies on secured asset based lending, trade financing as well as its cash flow. The Company's major lender, International Investment Group Trade Opportunities Fund (IIG), provides receivable and inventory financing to its three operating segments. In addition, most of the Company's major vendors provide trade credit for purchases ranging from 10 to 30 days. One vendor to the Company represents over 57% of the Company's purchases. Loss of this vendor would have a material adverse effect on the Company's operations.

     September 30,                     2004                 2003
     Working Capital             $  1,125,907         $  1,707,840
     Assets                        16,094,200            9,939,034
     Liabilities                   13,529,591            6,575,577
     Equity                         2,564,609            2,604,070
     Line of Credit Facility        8,182,005            2,604,070
     Receivable turnover (days)            60                   36
     Inventory turnover (days)             15                   19
     Tangible Assets               14,222,381            8,212,603

The Company has a revolving loan and security agreement with IIG for financing its operations. The line of credit under the loan allows borrowings up to $8.5 million for accounts receivable, purchase orders, and inventory. The term of the agreement is for one year and allows for automatic renewals. As of September 30, 2004 the Company's borrowing under its agreement were $8.2 million an increase of 214% as compared to the same period in 2003. In November of 2003, PHS secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with IIG. The LC expired in May 2004, at which time the cash deposit and reserves were released. The increased vendor line of credit facility has enabled the Company to secure special promotional products specifically designed for the cold and flu season, which increases the Company's average purchases from approximately $40,000 per order to approximately $150,000 per order. Management believes that its IIG facility has enabled the Company to achieve its recent growth by providing financing for all of the Company's tangible assets. The Company has been able to expand its sales through receivable financing, purchase order financing and inventory financing support. In addition IIG provides the Company with a financing option in Canada, borrowing against anticipated vendor allowances as well as securing product through sales order financing. However IIG's financing rate is 17% and as a result caused financing charges to increase materially in 2004. Management believes that to achieve profitable operations, financing costs must be reduced. By improving its operating results and especially EBITDA, management expects to generate positive cash flow, assuming financing costs can be reduced. However, there can be no assurance that the Company will reduce its financing costs, so that it can improve its operating results. Failure to reduce financing costs will inhibit the Company's growth. Management believes that its current capital structure needs to be improved in order to secure a profitable operation.

As the Company's operations have grown the Company has been able to raise additional capital predominately through its shareholders and institutional placements. In 2003, the Company raised $1.6 million through the issuance of Series A Class B preferred Stock and $850,000 through 12% notes secured by its investment in ITT. In March 2004, the company increased its 12% secured notes by $490,000. In April 2004, the Company also secured a $1.5 million convertible debenture at a fixed $5 per share conversion price bearing interest of prime plus 3 with Laurus Master Funds. The Company has used these financings to reduce its borrowings with IIG as well as provide working capital. As the Company grows it intends to raise additional capital to accommodate its growth plans however, there can be no assurance that additional capital can be attained.

Working capital at September 30, 2004 totaled approximately $1.1 million, a decrease of $582,000 from the same period in 2003. The Company's operations require financing of inventory and receivables. IIG provides the company's operating subsidiaries a facility that allows for borrowings of up to 85% against eligible accounts receivables and 50% against eligible inventory and orders in transit. It is important to note that as the borrowings increase from IIG, commensurate with increased revenues and additional need for inventory, additional capital will be needed to support the borrowing base with IIG. Therefore as the financial leverage of the company increases, additional capital is needed to support the company's growth. The Company turns its overall inventory on average approximately every 15 days; its receivables average 60 days of collections. In April 2004, the Company secured a $1.5 million convertible debenture with Laurus Master Funds (Laurus) at a 7% annual rate. Proceeds of this facility were used to reduce IIG's loan. Management plans on reducing its debt service with IIG through the sale of preferred stock or other debentures. Management's over-all objective in FY 2004 is to reduce its real debt service rates to below 10% per annum. However, there is no assurance that this goal will be achieved.

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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if it appears more likely than not that the deferred tax assets will be fully realized. At September 30, 2004, the Company has established a full valuation allowance.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 11, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

(2)      There was two reports on 8-K for the relevant period.

         On August 17, 2004 Michael Ferrone resigned as Director on the Board of Directors of Synergy Brands, Inc. Mr. Ferrone's resignation was for personal reasons and not because of any disagreement with the registrant on any matters relating to the registrant's operations, policies or practices.

         On September 1, 2004 Mitchell Gerstein resigned as Director on the Board of Directors of Synergy Brands, Inc. Mr. Gerstein's resignation was not because of any disagreement with the registrant on any matters relating to the registrant's operations, policies or practices. In light of the recent resignation of Michael Ferrone from the registrant's Board of Directors, to maintain the majority independent status imposed upon the Board of Directors, it was suggested that Mr. Gerstein resign and at his choosing did so to again reinstate such majority independent status.

                                                          SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synergy Brands, Inc.


/s/ Mair Faibish
--------------------
By:  Mair Faibish
Chief Executive Officer

Date:  November 12, 2004


/s/  Mitchell Gerstein
--------------------
By:  Mitchell Gerstein
Chief Financial Officer

Date:  November 12, 2004

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

Date:   November 12, 2004

/s/ Mair Faibish
------------------------
Mair Faibish,
Chief Executive Officer

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

Date: November 12, 2004

/s/ Mitchell Gerstein
----------------------
Mitchell Gerstein
Chief Financial Officer

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

Dated: November 12, 2004

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

Dated: November 12, 2004

/s/ Mitchell Gerstein
-------------------------
Mitchell Gerstein
Chief Financial Officer