Form 10-K
period 2004-12-31
SYNERGY BRANDS INC
filed 2005-03-31
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2004.
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

   Registrant's telephone number, including area code: 1-800-373-7489 ext. 24

             Securities registered pursuant to Section 12(b) of the
                                      Act:

                      Title of Each Class Name of Exchange

              Common Stock, $.001 par value NASDAQ/Small-Cap System
                            and Boston Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer
                                                         Yes__NO_X_

     Synergy Brands Inc. revenues for its most recent fiscal year were $56,705,044.

     On March 30, 2005, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant was approximately $5,013,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 30, 2005 was 3,298,026.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders currently scheduled to be held June 2005 are incorporated by reference in Part III (for other documents incorporated by reference refer to Exhibit Index at page 44 and 45)

                                     PART I

     Other than historical and factual statements, the matters and items discussed in this report on Form 10-K are forward-looking information that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could contribute to such differences are discussed in the forward-looking statements and are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Cautionary Statements."

ITEM 1. DESCRIPTION OF BUSINESS

     A. OVERVIEW

     Synergy Brands Inc. (SYBR or the Company) is a holding company that operates in the wholesale distribution of Groceries and Health and Beauty Aid
(HBA) products as well as wholesale and on-line distribution of premium cigars and salon products.. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers. The consumer products are concentrated within the Grocery and Health & Beauty Aids
(HBA) industries as well as the premium cigar business. The Company uses logistics web based programs to optimize its distribution costs on both wholesale and retail levels. The company distributes and sells these products through wholly owned subsidiaries in two distinct manners, wholesale and on-line.

     The Company also owns 21.5% of the outstanding common stock of Interline Travel and Tours, Inc. (AKA: PERX.com). PERX provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. PERX is believed to be the largest Company in this sector of the travel industry. Information on PERX can be found at www.perx.com. The Company believes that its capital investment in this unique travel company could provide for material future capital appreciation. Synergy Brands does not manage PERX's day-to-day operations.

     For further information please visit our corporate website at www.sybr.com.

     BUSINESS-TO-BUSINESS (B2B): THE COMPANY OPERATES TWO BUSINESSES WITHIN THE B2B SECTOR. B2B IS DEFINED AS SALES TO NON-RETAIL CUSTOMERS.

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest subsidiary of the Company and represents about 89% of the overall company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems
(Proset). Proset distributes salon hair care products to wholesalers, and distributors in the Northeastern part of the United States.

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

         o CigarGold.com and NetCigar.com sells premium cigars through the Internet directly to the consumer.

         o BeautyBuys.com sells salon hair care products directly to the consumer via the internet.

     THE COMPANY'S CORPORATE OFFICES ARE LOCATED AT 1175 WALT WHITMAN ROAD MELVILLE NEW YORK 11747, AND ITS TELEPHONE NUMBER IS (800) 373-7489 ext.24. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYBR.COM. The Company is a reporting Company as defined in Regulation 12B of the Securities Exchange Act of 1934 and files electronically with the SEC the Company's quarterly 10Q and Year-end 10-K reports and interim Form 8K reports. The general public may read and copy any materials the Company has filed with the SEC at the SEC Public Reference Room at 450 Fifth Street NW, Washington DC. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which website can be accessed at www.sec.gov. Filed reports by the Company may be viewed at the SEC Edgar filing website to which the Company's homepage website is directly linked.

     B. BUSINESS TO BUSINESS OPERATIONS (B2B)

     The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems.

     PHS Group is the grocery logistics business involved in the purchase of name brands grocery and Health and Beauty Aids (HBA) products and their further resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base consists of the distribution of nationally branded consumer products in the grocery and HBA sectors and wholesale distribution of grocery items predominantly in the United States and Ontario, Canada. Distribution of such products is directed to major retailers and wholesalers from major U.S. consumer product manufacturers and Canadian distribution. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     PHS conducts its business through its sales offices in New York. The Company maintains its information system and warehousing operations in Long Island, NY. PHS services over 500 customers in the northeastern quadrant of the United States and Ontario, Canada. PHS utilizes leased trucks in addition to consigning common carriers for overflow sales.

     The second business segment within the Company's B2B sector is Proset Hair systems (Proset). Proset distributes Salon hair care products predominantly to wholesalers and distributors in the Northeastern part of the United States. Proset focuses on the sale of brand name salon hair care products. Proset purchases these goods in large quantities and thereby at a volume discount and in turn sells in bulk to regional wholesalers and distributors. Proset also sells directly to the consumer salon products on-line through beautybuys.com. The online unit operates at www.BeautyBuys.com. BeautyBuys.com sells salon hair products to the retail consumer. Previously the operation also sold fragrances and cosmetics to retail customers. However, the Company decided in 2003 to limit its selection to salon hair care products, since those items are already carried and stocked within its wholesale salon operation, Proset Hair Systems.

     C. CIGAR OPERATIONS.

     GRC manages multiple Internet domains that market directly to the retail consumer via standard and electronic commerce. GRC owns multiple domains including Cigargold.com. and Netcigar.com. GRC focuses on sale of a mix of Brand name and private label premium cigar items and cigar related accessories and markets them through multiple cigar domains including CigarGold.com and NetCigar.com.

     GRC operations include two businesses. This segment includes Cigars Around the World (CAW) and CigarGold/NetCigar. Cigars Around the World (CAW) was acquired in June of 2003. That Company sells premium cigars to Hotels, Restaurants, Casinos, PGA Clubs and other leisure related destinations. CAW was founded by Bill Rancic, winner of the NBC show The Apprentice. Mr. Rancic serves on the Board of Directors of Synergy Brands. CAW sells its cigars in customized retail displayed humidors that it provides to its customers. CAW also has its own retail website that operates under the name www.CigarsAroundTheWorld.com. The displays range from counter top humidors to Walled Display units. CAW also organizes events such as cigar dinners and merchandising opportunities within it destinations. CigarGold (CG) is the Company's cigar online unit. CG sells premium cigars online to retail customers throughout the United States. It has a selection of over 1000 products, which include brand-name hand made premium cigars and cigar accessories as well as private label and proprietary products. CigarGold operates under the domain names: www.CigarGold.com, www.NetCigar.com, and www.GoldCigar.com.

     (i) CIGARGOLD.COM

     In 1999, the Company launched through its GRC subsidiary NetCigar.com Inc. ("NetCigar") a web site created for sale of premium cigar products. The Company developed another domain name in CigarGold.com (CGC) and the operations of NetCigar are now precessed under that name. Through CigarGold.com the Company offers information on a variety of cigars and cigar related products as well as content, including cigar news and events and editorials, and sale of an array of cigars and cigar products of both proprietary labels and other popular brands. The Company also markets humidors, and sells golf oriented gifts and apparatus. The Company has a long-term lease in Miami, Florida for storage of its entire inventory in a custom designed humidor warehouse. CigarGold's web site adds convenience to customer and potential customer shopping by being open and available 24 hours a day, seven days a week for access from anywhere that a consumer has internet access. A significant portion of CigarGold's web site design is proprietary and CigarGold has had the site designed and has developed the site to accommodate specific marketing and record keeping requirements to enhance their customer service.

     CGC, utilizes a computerized database management system that collects, integrates and allows analysis of data concerning sales, order processing, procurement, shipping, receiving, inventory and financial reporting. At any given time, Company executives can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution. A network system of the Company's office and warehousing facilities allows for online assessment and transactional reporting capabilities. It is the Company's policy that all consumer orders are shipped from the Company's warehouse within 3 days of order placement. Netcigar.com maintains an inventory on approximately 75% of its product mix; the other 25% is purchased on a just-in-time basis. The distribution facility has sufficient space to handle the Company's anticipated growth in this area of product sales. After an order is shipped, customers can view order tracking information through a customized profile for each customer.

     As customers use CGC web site, they provide NetCigar with information about their buying preferences and habits. NetCigar then can use this information to develop personalized communications and deliver useful information, special offers and new product announcements to its customers. In addition, NetCigar uses e-mail to alert customers to important developments and merchandising initiatives.

     CGC competes with many and varied sources for cigar products in a small but affluent market which is highly fragmented and which has to date a small on-line presence. No single traditional retailer competes against the Company in all of its product lines and there is an array of developed e-commerce cigar sites. The largest competitor, JR Cigars has developed an e-commerce web site for its product sales as an adjunct to their traditional brick and mortar retail stores and catalogue sales.

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

     3. Catalog and mail order vendors that do monthly mailings to as many as 500,000 customers (in some instances as few as 25,000 customers), which is the portion of the market that should be the easiest to convert to ecommerce purchases, and

     4. Drug stores and mass market retailers representing a small share of the market.

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

     In June 2003 the Company acquired the ownership interest in The Ranley Group Inc. an Illinois corporation doing business as Cigars Around the World ("CAW") a Chicago based Midwest premium cigar distributor. CAW sells premium cigars to various leisure related destinations in customized retail displays and maintains its own internet sales based website. The purchase price paid for such subsidiary was based on the EBTDA (Earnings Before Taxes, Depreciation and Amortization)of CAW going forward over a three-year period.

     D. COMPETITION

     The Company is smaller in comparison to many of its competitors in the marketing of grocery and health and beauty care products and cigars. Access to product remains important but the Company is confident of the continued availability of product from manufactures, wholesalers, and distributors with whom the Company has successfully acquainted itself or developed in house. Source of supplies should be stable. Most of the Company's suppliers are regulated under fair trade and pricing regulations. As a result the Company can remain competitive as long as it purchases products at prescribed volume and credit limitation set by the suppliers. During the years ended December 31, 2004 and 2003, the Company purchased approximately 53% and 71% respectively of its products from one supplier. If the Company were unable to maintain this relationship it might have a material impact on future operations. The Company has maintained over a ten year relationship with this vendor and believes that the relationship with this vendor is satisfactory.

     E. MAJOR CUSTOMERS.

     During the year ended December 31, 2004, sales to two customers accounted for 21% and 18% of the Company's total sales and in 2003 sales to two customers accounted for 11% each of total sales. These major customers relate to the grocery logistics business within the Company's B2B sector.

     F. INFORMATION SYSTEMS AND WEBSITE TECHNOLOGY FOR INTERNET SALES.

     The various web sites established for sale of the Company's products are of multi-tier construction to allow for ease of administration and record keeping. Behind the screen not visible to the consumer when visiting the Company's various product category websites are internet based marketing and accounting information programs to allow the Company to review interest shown in its websites and account for sales made therefrom. The Company also maintains its own websites regarding information on the Company as a public entity and its various business interests. The Company's home page website is linked directly to the SEC Edgar based listing of all Company SEC filings where further Company information disclosure as required by the SEC is contained including reference to and listing of various Company committee charters and disclosure policies. Internet sites presently available regarding Company business and product sales are:

                                 BeautyBuys.com
                                  NetCigar.com
                                SynergyBrands.Com
                                  DealbyNet.com
                 Perx.com (managed by Interline Travel & Tours)
                                    SYBR.com
                                  CIGARGOLD.com
                                  Goldcigar.com
                            CigarsAroundtheWorld.com

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

     The Company also maintains a Virtual Private Network (VPN) and Webex private network. The network allows for real time sales and order processing across to Company's regional offices and warehouses. The network has been customized for logistics, warehousing accounting, management information systems, and distribution.

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

     H. SHIPPING AND HANDLING

     Products sold on a Business to Business (B2B) basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by leased trucks and common carriers. All B2C orders are consolidated in Company leased fulfillment facilities then packed and shipped to the customer usually within 3 to 7 days mainly by UPS. Approximately 85% of B2C product inventory is in warehouse stock and 15% is purchased by the Company on an as needed "just in time" basis. The Company is dependent on common carriers and truck leases but also in 2003 acquired a fleet of trucks leased and operated directly by the Company. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers utilized by the Company are prevented from or delayed in utilizing transportation lanes, the Company may incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. Trucking expenses are regulated by the cost of fuel and destination lanes. Increasing fuel prices can cause an increase in shipping rates. The Company attempts to pass along these charges through a fuel surcharge. This charge can not be passed to the customers on all occasions.

     I. TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various trademarks and tradenames, and domain names in its internet business. The Company has obtained a wholesale controlled substance license through the Drug Enforcement Agency (DEA) The
Company has domestic rights to the "Suarez Gran Reserva", "Breton Legend", "Breton Vintage", "Anduleros", "Don Otilio","Alminante" "Nativo" and various other trade names in marketing of premium handmade cigars. GR also owns and utilizes in its cigar distribution business the following trade names:
CigarGold, Netcigar, GoldCigar, and Cigar Kingdom. Proset is the principal tradename utilized by the Company in its other business sectors.

     J. EMPLOYEES

     The Company and its subsidiaries in the aggregate as of the date of this report employ and contract approximately 50 full time and part time employees all of whom work in executive, administrative sales, marketing, data processing, accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored and as drivers and delivery personnel in the Company leased trucks.

     The Company leases and staffs its warehouses in New York , New Jersey , and Florida (GRC), and sales offices in Pennsylvania, Illinois, Maine and Toronto from where it facilitates storage, sorting, packing and shipping of products sold on its websites. Otherwise warehousing is contracted on an as needed arrangement staffed through the warehousing entity contracted with exception for supervisory personnel hired by the Company. The Company relies on a stable working environment with its contract warehousing and trucking.

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

The Food and Drug Administration (the "FDA") has determined that nicotine is a drug and that it has jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. FDA jurisdiction is also the subject of current federal legislation which will, if and when enacted, codify much of the past regulatory scheme established for tobacco products and as agreed in settlement agreements reached with the tobacco industry to avoid the myriad of lawsuits filed. Even within this legislation however cigar products are not included but there is no assurance that they may not be included in these or similar regulations in the future. There is also a regulatory move toward taxing internet tobacco sales, which may also include cigar sales in the future but is presently concentrated on cigarette marketing. Legislation is also pending to curtail internet tobacco product sales in their entirely. Recently the US Bureau of Alcohol Tobacco Firearms and Explosives, the major credit card companies and State attorneys general reached agreement to dissallow use of credit cards for cigarette purchases over the internet across State lines and to take action against Internet Sellers that authorities identify as violating State and Federal laws regulating cigarette sales. New York was the first State to ban Internet cigarette sales totally. Further States may likely follow suit. Those bans are based both on tax evasion issues and underage purchasing concerns. Such treatment of tobacco product tax issues is not a new phenomena however but a revisiting of and more active promotion of the federal Jenkins Act which originated in 1949 to address interstate tax issues regarding tobacco sales through use of United States mail. Cigars are not specifically included in the FDA's regulations. Present tobacco regulations which do appear applicable to cigars in addition to focusing on cigarettes are the prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 who requests purchases of tobacco products, and requirement that cigars carry warning labels similar to those contained on cigarette packages which Cigar companies are now required to display clearly and permanently on packages, in print ads, on audio and video ads, on point of purchase displays and on the Internet.

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

     The tobacco industry has negotiated settlements totaling more than $240 billion with the States seeking reimbursement for expenditures by state-funded medical programs for treatment of tobacco related illnesses and in addition within such settlements have agreed to end all outdoor advertising and severely restrict other traditional marketing practices such as a ban on promoting tobacco products in media events and productions, to prohibit on brand name tobacco sponsorship of team sports and sport facilities and further agreed to fund a national research foundation as well as to prohibit advertising, promotions and marketing that target youth; and to give access by tobacco companies to the public of related litigation documentation; and strictly curtails traditional lobbying activities on behalf of the tobacco industry.

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

     The Company is not aware of government regulation directly related to internet sales different from that applicable to traditional marketing but immense interest has been indicated on policing the internet focusing on contact and access but the nature of the products marketed by the Company over the internet does not appear to involve any of such concerns beyond product labeling and advertising content which would apply regardless of the medium in which the products are sold except for developing limitations on internet sales of tobacco products as aforementioned herein. For further discussion of other present and potential government regulation of the Internet see "Forward Looking Information and Cautionary Statements No.32 Government Regulation of the Internet may impede the Company's growth or add to its operating costs" infra.

ITEM 2: DESCRIPTION OF PROPERTY

     The Company's corporate offices and administrative headquarters are located in Melville, New York.

     The Company maintains satellite and representative offices in New York, Pennsylvania, New Jersey, Maine, Illinois, Florida, and Ontario, Canada.

     Warehousing facilities utilized by the Company are located in New Jersey, New York and Florida. The Grocery inventory is warehoused in New York, Salon products are warehoused in New Jersey, and cigars are warehoused in Florida. The facilities operate under contractual warehousing agreements except in Florida and New York which facilities are leased. The Company also uses warehousing facilities on a spot contract basis as needed.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2004 no matters were submitted for shareholder approval. In September 2004 by written consent shareholders holding a majority of the votes approved a reduction in the authorized stock of the Company from 60,000,000 shares to 6,000,000 shares, and in February 2005 by similar shareholder vote the authorized stock was retroactively corrected to 15,000,000 shares as the status prior to the aforesaid reduction to 6,000,000 shares (further explained in Item 5 "Market for the Registrant's Common Stock and Related Stockholder matters" infra.)

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on NASDAQ Small Cap Market under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYB". The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

COMMON STOCK

Quarter Ended               High             Low       Close
-------------             -------         -------      ------
March 31, 2003              3.05            2.47       2.47
June 30, 2003               3.44            2.45       2.67
September 30, 2003          4.49            2.99       3.61
December 31, 2003           4.20            3.40       3.90
March 31, 2004              5.69            3.75       3.96
June 30, 2004               4.72            2.75       2.89
September 30, 2004          3.22            2.13       2.30
December 31, 2004           7.25            1.66       3.35

     On March 30, 2005, the Company had approximately 3200 shareholders of record.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future. The Company does pay a dividend on its preferred stock.

     Effective February 2005 the Company has decreased its authorized stock to 6,000,000 shares divided into 5,000,000 Common Stock $.001 par value, 100,000 shares of Class A Preferred Stock par value $.001 and 900,000 shares of Class B Preferred Stock, 500,000 shares of which are designated Series A Class B Preferred. Prior thereto the Company was authorized to issue 60,000,000 shares but such figure was retroactively reduced to 15,000,000 shares to correct the Company's inadvertent lack of reduction of its authorized stock when it reverse split its outstanding stock 1 for 4 in February 2003.

     Refer to the Company's Consolidated Statement of Changes in Stockholders' Equity in the Company's audited financial statements included in this report for information on issuances of equity securities during fiscal year 2004. These issuances were made either under exemption from registration allowed under
Section 4 (2) or Regulation D of the Securities Act of 1933 as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Plan of Operations.


                               SYNERGY BRANDS INC
                             SELECTED FINANCIAL DATA
                                   12/31/2004


                                                                        YEAR ENDED
                                                                      DECEMBER 31,
                                                  2004             2003          2002            2001           2000
CONSOLIDATED STATEMENT OF OPERATIONS:
NET SALES                                      $56,705,044     $40,540,577    $31,540,675     $24,347,928    $20,665,018

COST OF SALES
COST OF PRODUCT                                $51,907,840     $36,837,796    $29,241,384     $22,347,887    $19,391,844
SHIPPING AND HANDLING COSTS                       $900,205        $893,582       $600,994        $657,793       $332,845
                                               $52,808,045     $37,731,378    $29,842,378     $23,005,680    $19,724,689

GROSS PROFIT                                    $3,896,999      $2,809,199     $1,698,297      $1,342,248       $940,329

OPERATION EXPENSES
ADVERTISING AND PROMOTIONAL                       $150,181         $91,634       $469,965      $1,501,267     $2,547,891
GENERAL AND ADMINISTRATIVE                      $3,605,433      $2,984,663     $3,196,270      $3,072,900     $4,419,753
DEPRECIATION AND AMORTIZATION                     $659,490        $692,698       $893,935      $1,004,553       $663,146
DEVELOPMENT COSTS                                                                                 $16,133       $632,696
                                                $4,415,104      $3,768,995     $4,560,170      $5,594,853     $8,263,486

OPERATING LOSS                                   -$518,105       -$959,796    -$2,861,873     -$4,252,605    -$7,323,157

OTHER INCOME(EXPENSE)
INTEREST INCOME                                     $4,610         $13,913        $26,695        $128,189        $66,183
OTHER INCOME(EXPENSE)                             -$46,983        $298,932       $514,860         $23,804       -$55,676
EQUITY IN EARNINGS OF INVESTEE                    $172,224         $92,424        $67,717          $1,583
INTEREST AND FINANCING EXPENSES                -$1,553,521       -$690,038      -$211,279       -$154,745      -$178,964
DIVIDENDS ON PREFERRED STOCK OF SUBSIDARY                                                        -$24,500       -$24,500
                                               -$1,423,670       -$284,769       $397,993        -$25,669      -$192,957

LOSS BEFORE INCOME TAXES                       -$1,941,775     -$1,244,565    -$2,463,880     -$4,278,274    -$7,516,114

MINORITY INTEREST IN LOSS                                                                                       $266,258

INCOME TAX EXPENSE                                 $34,604         $32,658        $22,687         $21,865        $21,433

NET LOSS BEFORE DISCONTINUED OPERATIONS        -$1,976,379     -$1,277,223    -$2,486,567     -$4,300,139    -$7,271,289

DISCONTINUED OPERATIONS
LOSS ON DISCONTINUED OPERATIONS OF PCW,
NET OF APPLICABLE BENEFIT OF $0                                                                                -$495,534

DIVIDEND-PREFERRED STOCK                          $156,375         $78,000

NET LOSS ATTRIBUTABLE
TO COMMON STOCKHOLDERS                         -$2,132,754     -$1,355,223    -$2,486,567     -$4,300,139    -$7,766,823

BASIC AND DILUTED NET LOSS
PER COMMON SHARE:                                   -$0.97          -$0.82         -$1.91          -$4.15         -$9.74

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               2,209,371       1,652,019      1,302,042       1,035,795        797,193

CONSOLIDATED BALANCE SHEET DATA:
WORKING CAPITAL                                 $3,064,266      $1,041,027        $51,542        $744,710     $1,455,851
TOTAL ASSETS                                   $16,706,423     $10,992,645     $5,871,669      $8,398,310    $12,279,515
LONG TERM OBLIGATIONS                           $1,196,241        $788,162       $342,750        $801,814       $184,625
TOTAL SHAREHOLDERS' EQUITY                      $6,573,057      $2,943,832     $2,082,537      $3,027,029     $7,718,673


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OFOPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands, Inc. (SYBR or the Company) is a holding company that operates in the wholesale and online distribution of Groceries and Health & Beauty Aid (HBA) as well as wholesale and online distribution of premium cigars and salon products through three business segments. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers. The consumer products are concentrated within the Grocery and Health & Beauty Aids (HBA) industries as well as the premium cigar business. The company uses logistics web based programs to optimize its distribution costs on both wholesale and retail levels.

     The Company also owns 21.5% of the outstanding common stock of Interline Travel and Tours, Inc. (AKA: PERX). PERX provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. PERX is believed to be the largest Company in this sector of the travel industry. Information on PERX can be found at www.perx.com. The Company believes that its capital investment in this unique travel Company could provide for material future capital appreciation. Synergy Brands does not manage PERX's day-to day operations. Perx pre-tax profit has grown at a compounded sequential growth rate of 36% cumlative since 2002 to $1,069,000 in Fiscal Year 2004. SYBR's share under the equity method amounted to $172,224 for Fiscal Year 2004 after income taxes. SYBR and PERX have been exploring several opportunities to optimize the shareholder value of both Companies.

     Business-to-Business (B2B): The Company operates two businesses segments within the B2B sector. B2B is defined as sales to non-retail customers.

     PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 89% of the overall Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers and distributors, in the Northeastern part of the United States.

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

         o CigarGold.com and Netcigar.com sells premium cigars through the Internet directly to the consumer.

         o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet.

         CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004
                AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.



                                                    OPERATING                  OPERATING AND
                                                    SEGMENTS                 CORPORATE SEGMENTS

Y/E 12/31/2004
Revenue                                          56,705,044       39.87%        56,705,044       39.87%
Gross Profit                                      3,896,999       38.72%         3,896,999       38.72%
SG&A                                              3,092,087       17.04%         3,755,614       22.08%
Operating Profit (loss)                             442,190      202.03%          (518,105)      46.02%
Net loss                                         (1,032,025)     -26.22%        (2,132,754)     -57.37%
Net loss per common  share                            (0.47)                         (0.97)
Depreciation and amortization                       362,722      -39.62%           659,490       -4.79%
Interest income                                      (4,344)     -68.53%            (4,610)     -66.87%
Interest and financing expenses                   1,444,020      109.50%         1,553,521      125.14%
                                                 -----------                    -----------
EBITDA                                              770,373       68.00%            75,647      456.23%
                                                 ===========                    ===========
EBITDA net income per share                           0.35                           0.03
   Y/E 12/31/2003
Revenue                                          40,540,577                     40,540,777
Gross Profit                                      2,809,199                      2,809,199
SG&A                                              2,641,864                      3,076,297
Operating Profit (loss)                            (433,395)                      (959,796)
Net loss                                           (817,658)                    (1,355,223)
Net loss per common  share                            (0.49)                         (0.82)
Depreciation and amortization                       600,730                        692,698
Interest income                                     (13,805)                       (13,913)
Interest and financing expenses                    689,286                        690,038
                                                 -----------                    -----------
EBITDA                                              458,553                         13,600
                                                 ===========                    ===========
EBITDA net income per share                            0.28                           0.01


     Revenues increased by 40% to $56,705,044 for the year ended December 31, 2004, as compared to $40,540,577 for the year ended December 31, 2003. The largest percentage increase was in the Company's B2B operations. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as materially expanded its sales in Canada.

     Gross profit increased by 39% to $3,896,999 for the year ended December 31, 2004 as compared to $2,809,199 for the year ended December 31, 2003. The increase in gross profit was in direct relationship to increased sales.

     Selling General and Administrative expenses (SGA) increased by 22% while revenues increased by 40% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, and increasing sales focus on wholesale distribution as opposed to retail store sales. The largest subsidiary of the Company, PHS Group, increased its SGA expenses by 41% to $1,870,312 for the year ended December 31, 2004 as compared to $1,323,887 for the year ended December 31, 2003. The increase in SGA for PHS group was caused by a 46% increase in revenues. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

     The net loss for the Company was $2,132,754 for the year ended December 31, 2004 as compared to a net loss of $1,355,223 for the year ended December 31, 2003. In the first quarter of 2003, the company realized a one time gain of $282,750 in connection with the extinguishment of online advertising payables in 2003. The Company also had the benefit of an allowance paid in the second quarter of 2003 totaling $415,000 that will be paid over the course of subsequent period. Other material factors that affected the Company's costs were increased financing costs resulting from increased borrowings. The increase was attributable to the development of the Company's wholesaling operation as well as materially higher financing costs. Financing costs jumped by 125% to $1,553,521 for the year ended December 31, 2004. Corporate expenses such as legal, accounting, and regulatory costs as well as depreciation costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the year ended December 31, 2004 totaled $663,527, which include legal, accounting and regulatory expenses as compared to $434,443 for the year ended December 31, 2003.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) improved to a profit of $75,647 for the year ended December 31, 2004 as compared to a profit of $13,600 for the year ended December 31, 2003. The improvement is attributable to an increase in revenues. However, financing costs increased by 125% to $1,553,521. Management believes that financing costs were increased as a result of revenue growth. As a result, the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating businesses increased by 68% to a profit of $770,373 for the year ended December 31, 2004 as compared to a profit of $458,553 for the year ended December 31,2003.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                               PHS Group          CHANGE
Year ended December 31, 2004
Revenue                                      50,728,560       46.02%
Gross Profit                                  2,805,747       45.57%
SG&A                                          1,870,312       41.27%
Operating Profit (loss)                         928,934      180.88%
Net loss                                       (167,951)    -110.30%
Depreciation and amortization                     6,501      -97.62%
Interest income                                  (4,344)     -68.53%
Interest and financing expenses               1,168,607      159.76%
EBITDA                                        1,002,813       59.42%

Year ended December 31, 2003
Revenue                                      34,740,999
Gross Profit                                  1,927,416
SG&A                                          1,323,887
Operating Profit (loss)                         330,717
Net loss                                        (79,864)
Depreciation and amortization                   272,812
Interest income                                 (13,805)
Interest and financing expenses                 449,876
EBITDA                                          629,019

     PHS increased its revenues by 46.0% to $50.7 million for year ended December 31, 2004 as compared to $34.7 million for the year ended December 31, 2003. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage remained consistent at 5.5%. In 2003, several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal Essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2003 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. EBITDA increased to $1,002,813 for the year ended December 31, 2004 as compared to $629,019 for the year ended December 31, 2003. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. Management needs to also reduce its financing costs for PHS as they represent 117% of EBITDA and the single highest of the Company's overall expenditures.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                    Salon
Year ended December 31, 2004                      products             CHANGE

Revenue                                           3,923,823            6.88%
Gross Profit                                        588,154           70.82%
SG&A                                                282,747          -34.20%
Operatimg Profit(loss)                               94,487          131.65%
Net loss                                           (219,204)          56.35%
Depreciation and amortization                       210,920           -1.07%
Interest and financing expenses                     232,913           16.52%
EBITDA                                              224,629          352.20%
Year ended December 31, 2003
Revenue                                           3,671,106
Gross Profit                                        344,305
SG&A                                                429,684
Operatimg Profit(loss)                             (298,577)
Net Profit(loss)                                   (502,158)
Depreciation and amortization                       213,198
Interest and financing expenses                     199,892
EBITDA                                              (89,068)

     Proset revenues increased by 6.9% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Proset has transitioned its business model from retail services to wholesale distribution. Gross profit has increased by 71% to $588,154 for the year ended December 31, 2004 as compared to $344,305 for the year ended December 31, 2003. At the same time SG&A dropped by 34% to $282,747 for year ended December 31, 2004. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in higher quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include distributors and resellers in order to keep a supply chain for its customer base. EBITDA improved from a loss of $89,068 for the year ended December 31, 2003 to a profit at $224,629 for the year ended December 31, 2004. This improvement was caused by an increase in revenues, a reduction in labor cost, warehousing expenses and a reduction in freight expenses. Financing costs are also an important factor in the operation of Proset. Financing costs increased by 17% to $232,913. Wholesalers are provided better credit terms then retailers since they need to maintain greater inventories. In order to improve the profitability of Proset, management believes that financing costs need to reduced.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                             B2C            CHANGE
Year ended December 31, 2004
Revenue                                   2,052,661        -3.56%
Gross Profit                                503,098        -6.40%
SG&A                                        939,028         5.71%
Operatimg Profit(loss)                     (581,231)       24.85%
Net loss                                   (644,870)     -173.67%
Depreciation and amortization               145,301        26.66%
Interest and financing expenses              42,500         7.55%
EBITDA                                     (457,069)     -461.52%
Year ended December 31, 2003
Revenue                                    2,128,472
Gross Profit                                 537,478
SG&A                                         888,293
Operatimg Profit(loss)                      (465,535)
Net Profit(loss)                            (235,636)
Depreciation and amortization                114,720
Interest and financing expenses               39,518
EBITDA                                       (81,398)

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

     Revenues in the Company's B2C operation for the year ended December 31, 2004 were $2,052,661 as compared to $2,128,472 for the year ended December 31, 2003. CAW on a current operating basis represents approximately 64% of B2C revenues for the year ended December 31, 2004. Gross profit for year ended
December 31, 2004 was $503,098 as compared to $537,478 for the year ended December 31, 2003. EBITDA decreased by 462% for the same period. The table above provides comparative details for the Company's B2C operation.

     CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
                AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS


                                                    OPERATING                OPERATING AND
                                                    SEGMENTS               CORPORATE SEGMENTS

Y/E 12/31/2003
Revenue                                         40,540,577       28.53%     40,540,577       28.53%
Gross Profit                                     2,809,199       65.41%      2,809,199       65.41%
SG&A                                             2,641,864       13.11%      3,076,297      -16.09%

Net loss                                          (817,658)      28.43%     (1,355,223)      48.64%
Net loss per common  share                           (0.49)      44.32%          (0.82)      59.52%
Depreciation and amortization                      600,730      -30.89%        692,698      -22.51%
Interest income                                    (13,805)     356.51%        (13,913)     -47.88%
Interest and financing expenses                    689,286      257.27%        690,038       226.60%
                                                ----------                   ----------
EBITDA                                             458,553      650.28%         13,600       100.96%
                                                ==========                   ==========
EBITDA net income per share                           0.28      533.70%            .01       100.92%
   Y/E 12/31/2002
Revenue                                         31,540,675                  31,540,675
Gross Profit                                     1,698,297                   1,698,297
SG&A                                             2,335,719                   3,666,235
Net loss                                        (1,142,511)                 (2,486,567)
Net loss per common  share                           (0.88)                      (1.91)
Depreciation and amortization                      869,273                      893,935
Interest income                                     (3,024)                    (26,695)
Interest and financing expenses                    192,931                      211,279
                                                ----------                   ----------
EBITDA                                             (83,331)                  (1,408,048)
                                                ==========                   ==========
EBITDA net income per share                          (0.06)                       (1.08)


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

     Selling General and Administrative expenses (SGA) were reduced by 16% even though revenues increased by 28.5% for the period ended December 31, 2003 as compared to the prior annual period. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The Company reduced its advertising expenses on a corporate level as well as reduced developmental expenses in its B2C businesses. The largest subsidiary of the Company, PHS Group increased its SGA expenses by 33.2% to $1,323,877 in 2003 as compared to $993,664 in 2002. The increase in SGA for PHS group was caused by a 25% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise, sales commissions and certain operating expenses resulting from sales increase commensurately.

     The net loss of the Company was reduced by 49% to $1,355,223 in 2003 as compared to a net loss of $2,486,567 in 2002. The loss was reduced through sales growth, an increase in operating gross profit, a reduction of SG&A expenses and a significant reduction in corporate expenses. However, financing costs increased for the year as a result of the Company's growth. Material factors that affected the Company's costs were increased financing costs and the control of operating margins. The increase was attributable to the development of the Company's wholesaling operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for 2003 totaled $434,433, which include legal, accounting and regulatory expenses.

     Earnings before interest taxes, depreciation and amortization (EBITDA) improved from a loss of $1,408,048 to a profit of $13,600 for the year ended
December 31, 2003 as compared to December 31, 2002. The improvement is attributable to an increase in revenues, an increase in operating gross profit and a reduction in SG&A. However financing costs increased by 226% to $690,038. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating businesses increased by 650% to $458,553 in 2003 as compared to a loss of $83,331 in 2002.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                   B2B        CHANGE
Year ended December 31, 2003
Revenue                                       34,740,999       25.21%
Gross Profit                                   1,927,416       77.96%
SG&A                                           1,323,887       33.24%
Net loss                                         (79,864)      72.75%

Depreciation and amortization                    272,812        0.05%
Interest income                                  (13,805)     356.51%
Interest and financing expenses                  449,876      375.65%
EBITDA                                           629,019      784.24%

Year ended December 31, 2002
Revenue                                       27,745,818
Gross Profit                                   1,083,069
SG&A                                             993,644
Net loss                                        (293,088)

Depreciation and amortization                    272,667
Interest income                                   (3,024)
Interest and financing expenses                   94,582
EBITDA                                            71,137

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


PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES


                                                  Salon
                                                 products    CHANGE
Year ended December 31, 2003
Revenue                                        3,671,106      44.69%
Gross Profit                                     344,305      9.20%
SG&A                                             429,684     -29.91%
Net loss                                        (502,158)     39.77%

Depreciation and amortization                    213,198     -54.53%

Interest and financing expenses                  199,892     231.30%
EBITDA                                           (89,068)     70.75%

Year ended December 31, 2002
Revenue                                        2,537,216
Gross Profit                                     315,290
SG&A                                             613,077
Net loss                                        (833,712)

Depreciation and amortization                    468,842

Interest and financing expenses                   60,336
EBITDA                                          (304,534)

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

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                    B2C           CHANGE
Year ended December 31, 2003
Revenue                                           2,128,472       69.24%
Gross Profit                                        537,478       79.20%
SG&A                                                888,293       21.85%
Net loss                                          (235,636)    -1399.82%

Depreciation and amortization                      114,720       -10.21%
Interest and financing expenses                     39,518         3.96%
EBITDA                                             (81,398)      154.24%


Year ended December 31, 2002
Revenue                                          1,257,641
Gross Profit                                       299,938
SG&A                                               728,998
Net loss                                           (15,711)

Depreciation and amortization                      127,764
Interest and financing expenses                     38,013
EBITDA                                             150,066

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

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's predominant need for working capital is to finance its Receivables and Inventory levels. In order to finance its requirements the Company has relied on secured debt financings, trade financing, equity based financing as well as its cash flow from operations. The Company's major lender, International Investment Group Trade Opportunities Fund (IIG), provides receivable and inventory financing to its three operating segments. In addition, most of the Company's major vendors provide trade credit for purchases ranging from COD to 30 days. One vendor to the Company represents over 53% of the Company's purchases. Loss of this vendor would have a material adverse effect on the Company's operations.

Liquidity and Capital Resources

Year ended                              2004          2003

Working Capital                      $3,064,266     $ 1,041,027       194.35%
Assets                             $ 16,706,423    $ 10,992,645        51.98%
Liabilities                        $ 10,133,366     $ 8,048,813        25.90%
Equity                               $6,573,057     $ 2,943,832       123.28%
Line of Credit Facility              $4,976,610     $ 4,013,680        23.99%
Receivable turnover (days)                   47              34
Inventory Turnover (days)                    12              20
Tangible Assets                    $ 14,890,182     $ 9,304,092        60.04%

     The Company has a revolving loan and security agreement with IIG for financing its operations. The line of credit under the loan allows borrowings up to $8.5 million for accounts receivable, purchase orders, and inventory based upon a borrowing base formula. The term of the agreement is for one year and allows for renewals. As of December 31, 2004 the Company's borrowing under its agreement were $4.9 million an increase of 24% as compared to 2003. In November of 2003, PHS secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with IIG. The LC expired in May 2004, at which time the cash deposit and reserves were released. The increased vendor line of credit facility has enabled the Company to secure special promotional products specifically designed for the cold and flu season, which increases the Company's average purchases from approximately $40,000 per order to approximately $150,000 per order. Management believes that its IIG facility has enabled the Company to achieve its recent growth. By providing financing on all of the Company's tangible assets, the Company has been able to expand its sales through receivable order and inventory financing support. In addition IIG provides the Company with a financing option in Canada, borrowing against anticipated vendor allowances as well as securing product through sales order financing. However IIG's financing rate is 17% and as a result caused financing charges to increase materially in 2004. Management believes that to achieve profitable operations, financing costs must be reduced. By improving its operating results and especially EBITDA, management expects to generate positive cash flow, assuming financing costs can be reduced. However, there can be no assurance that the Company will reduce its financing costs, so that it can improve its operating results. Failure to reduce financing costs will inhibit the Company's growth. Management believes that its current capital structure needs to be improved in order to secure a profitable operation.

     As the Company's operations have grown the Company has been able to raise additional capital predominately through its shareholders and institutional placements. In 2003, the Company raised $1.6 million through the issuance of Series A Class B preferred Stock and $850,000 through 12% notes secured by its investment in ITT, a 21.5% investee.

     In December 2004, the Company sold accounts receivable attributable to a selected customer base to West Coast Supplies Inc. for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principle and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company is obligated to issue West Coast 50,000 shares of common stock, which will vest through April 1, 2006. In the event the value of the shares is less than $200,000 at April 1, 2006, the Company will be obligated to pay the difference in cash or additional shares. The Company does not anticipate selling selected products to this customer base in the future. Sales of selected products to this customer base approximated $3,180,000 in 2004. Proset further intends to service the salon hair care needs of BeautyBuys.com and PHS Retail based accounts. The Company beleives that this transaction should have a positive effect on working capital for its Proset operation and should reduce the dependence of asset based financing for this operation.

     In November 2004, the Board of Directors approved a Private Placement in which 17 units were offered, with each unit consisting of 10,000 shares of unregistered Class B, Series A preferred Stock and 15,000 shares of unregistered restricted Common Stock at a purchase price of $100,000 per unit. In November 2004, the Company sold 17 units and received aggregate proceeds of $1,700,000.

     On March 1, 2004, the Company received $490,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 21.5% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 28, 2006. In 2004, certain shareholders of ITT converted $613,646 of debt into 153,156 shares of common stock. Also, in 2004, the Company converted $1,621,000 outstanding debt of IIG into 435,182 shares of common stock.

     On April 2, 2004, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $5.00 per share and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest, commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $5.00 per share. The Company's common stock quoted market price at date of closing was $4.15 per share. The debenture has a three-year term with a coupon rate of prime (5.25% at December 31, 2004) plus 3%. The Company has filed an S-3 registration statement, which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. The Company repaid $100,000 of this debt in 2004. On January 25, 2005 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.50 per share or matures January 25, 2008. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $3.50 per share. The Company's common stock quoted market price at the date of closing was $2.52 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. As the company grows it intends to raise additional capital to accommodate its growth plans however, there can be no assurance that additional capital can be attained.

     Working capital at December 31, 2004 totaled approximately $3.1 million a increase of 2.0 million from 2003. The Company's operations require financing of inventory and receivables. IIG provides the company's operating subsidiaries a facility that allows for borrowings of up to 85% against eligible accounts receivables and 50% against eligible inventory and orders in transit. It is important to note that as the borrowings increase from IIG, commensurate with increased revenues and additional need for inventory, additional capital will be needed to support the borrowing base with IIG. Therefore as the financial leverage of the company increases, additional capital is needed to support the company's growth. The Company turns its overall inventory on average approximately every 12 days, its receivables average 47 days of collections the turn is computed on ending balances.

     Management believes that continued cost containment, improved financial and operating controls, and a focused sales and marketing effort should provide sufficient cash flow from operations in the near term. Achievement of these goals, however, will be dependent upon the Company's attainment of increased revenues, improved operating costs, reduced financing cost and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company's goals will be achieved.

     The following table presents the Company's expected cash requirements for Contractual obligations outstanding as of December 31, 2004.

                                           Payments Due By Period

Contractual Obligations      Less Than    1-3      4-5     After 5
                              1 Year     Years    Years     Years       Total

Line-Of-Credit             $4,976,610                                 $4,976,610

Notes Payable              $  384,021  $1,196,241                     $1,580,262

Operating Leases           $   35,092  $1,054,110  $684,122 $521,430  $2,294,754

Total Contractual
  Cash Obligations         $5,395,723  $2,250,351  $684,122 $521,430  $8,851,626

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

ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company's accounts receivable are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 10 - 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2004, the Company has established a full valuation allowance.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB").

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company adoption of SFAS No.123(R) is not expected to have a material impact on the Company's financial position or results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The Company adoption of SFAS No.151 is not expected to have a material impact on the Company's financial position or results of operations.

     On  December  16,  2004,  the  FASB  issued  SFAS  No.  153,  "Exchange  of
Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adoption of SFAS No.153 is not expected to have a material impact on the Company's financial position or result of operations.

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

     In addition to the other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company business because these factors may have a significant impact on the Company's business, operating results and financial condition. As a result of the risk factors discussed below and elsewhere in this Form 10-K and the risks discussed in the Company's other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

     1. THE COMPANY HAS INCURRED OPERATING LOSSES.

     The Company has a long history of operating losses. To date, a large portion of the Company's expenses have been financed through capital raising activities. Although the Company has narrowed its losses, it still continues to report operating deficits as opposed to profits. A large portion of the Company's historical losses are a direct result of fees and expenses paid for in
stock and/or other   working  capital  financing.  Due to a  pattern  of
historical losses, there is no assurance that further financing will not be needed for operating purposes.

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

     5. RELIANCE ON COMMON CARRIERS.

     Although the Company has in the last few years leased a fleet of trucks operated by the Company to make deliveries, the Company is still dependent, for shipping of product purchases, on common carriers in the trucking industry. Although the Company uses several hundred common carriers, the trucking industry is subject to strikes from time to time, which could have material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

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

     8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the NASDAQ Small Cap system has in the past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified in the past that stockholders' equity has fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has established, and the Commission has approved, certain maintenance requirements which the Company must adhere to remain listed, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" supra for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks", including what the Company believes to be stringent disclosure rules very different from NASDAQ trading practice procedures. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock  rules.  If the Common  Stock  became  subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has achieved and is confident of maintaining a level of Stockholders' equity above $2,500,000. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

     11.EXTENSIVE  AND INCREASING  REGULATION OF TOBACCO PRODUCTS AND LITIGATION
        MAY IMPACT CIGAR INDUSTRY.

     The tobacco industry in general has been subject to extensive regulation at the federal, state and local levels. Recent trends have increased regulation of the tobacco industry. Although regulation initially focused on cigarette manufacturers, it has begun to have a broader impact on the industry as a whole and may focus more directly on cigars in the future. The increase in popularity of cigars may likely lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products or restrict or eliminate the deductibility of such advertising expense, (ii) increase labeling requirements on tobacco products to include, among others things, addiction warnings and lists of additives and toxins, (iii) shift control of tobacco products and advertisements from the Federal Trade Commission (the "FTC") to the Food and Drug Administration (the "FDA"), (iv) increase tobacco excise taxes and (v) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. There has also been recent cooperation between federal and State authorities to curtail internet sales of tobacco products because of tax issues as well as underage purchase questions. Future enactment of such proposals or similar bills may have an adverse effect on the results of operations or financial condition of the Company. Although, except for warning labeling and smoke free facilities, current legislation and regulation focuses on cigarette smoking and sales, there is no assurance that the scope of legislation will not be expanded in the future to encompass cigars as well.

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

     17. POTENTIAL FUTURE SALES OF COMPANY STOCK.

     The majority of the shares of common stock of the Company outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933. In general under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without, any quantity limitation. The majority of holders of the shares of the outstanding common stock of the Company deemed "restricted securities" have already satisfied at least their one year holding period or will do so with the next fiscal year, and such stock is either presently or within the next fiscal year will become eligible for sale in the public market (subject to volume limitations of Rule 144 when applicable). The Company is unable to predict the effect that sales of its common stock under Rule 144, or otherwise, may have on the then prevailing market price of the common stock. However, the Company believes that the sales of such stock under Rule 144 may have a depressive effect upon the market.

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

     In the area of user privacy, several states have legislation and/or have proposed legislation that limits or would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has become increasingly involved in this area. The Company does not sell personal user information regarding its customers. The Company does use aggregated data for analysis regarding the Company network, and does use personal user information in the performance of its services for its customers. Since the Company does not control what its customers do with the personal user information they collect, there can be no assurance that its customers' sites will be considered compliant.

     As online commerce evolves, the Company expects that federal, state or foreign agencies will continue to adopt regulations covering issues such as pricing, content, user privacy, and quality of products and services. Any future regulation may have a negative impact on the Company's business by restricting its methods of operation or imposing additional costs. Although many of these regulations may not apply to its business directly, the Company anticipates that laws regulating the solicitation, collection or processing of personal information could indirectly affect its business.

     Internet regulation which has met with the most successful challenges is that which touches upon Free Speech. Title V of the Telecommunications Act of 1996, known as the Communications Decency Act of 1996, prohibits the knowing transmission of any comment, request, suggestion, proposal, image or other communication that is obscene or pornographic to any recipient under the age of
18. The prohibitions scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act of 1996 have been held to be unconstitutional, the Company cannot be certain that similar legislation will not be enacted and upheld in the future. Subsequent attempts at such legislation such as the Child Online Protection Act passed in 1998 have met with similar and successful constitutional attack. It is possible that such legislation could expose companies involved in online commerce to liability, which could limit the growth of online commerce generally. Legislation like the Communications Decency Act and Child Online Protection Act could reduce the growth in Internet usage and decrease its acceptance as a communications and commerce medium.

     The worldwide availability of Internet web sites often results in sales of goods to buyers outside the jurisdiction in which the Company or its customers are located, and foreign jurisdictions may claim that the Company or its customers are required to comply with their laws. Foreign regulation of internet use has not met with the success of constitutional and other judicial scrutiny that US regulation has been limited by. As an Internet Company, it is also unclear which jurisdictions may find that the Company is conducting business therein. Its failure to qualify to do business in a jurisdiction that requires it to do so could subject the Company to fines or penalties and could result in its inability to enforce contracts in that jurisdiction.

     The Company is not aware of any recent related legislation other than that specifically referenced herein which may affect the manner in which the Company utilizes the internet in its business but there can be no assurance that future government regulation will not be enacted further restricting use of the internet that might adversely affect the Company's business.

     31. TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     In the U.S., the Company does not collect sales or other similar taxes on goods sold through the Company's internet websites. The Internet Tax Freedom Act of 1998, (extended through November 2003 and internet access tax prohibitions though November 1, 2007), prohibits the imposition of new or discriminatory taxes on electronic commerce by United States federal and state taxing authorities except for taxes caused by nexus of the Seller of the goods in the State. Sales to customers in such States may be taxable, but to date no such taxes have ever been collected by the Company. The Company is not aware of any further extensions of this legislation but understands that more permanent application of the aforesaid Internet Tax Freedom Act is currently being discussed in the federal legislature and further extension has been recommended by the Advisory Commission on Electronic Commerce established by US Congress to further review application of the statute. The status of the prohibition is uncertain and States have attempted to impose sales and use tax, often successfully mainly based upon the nexus of the retailer with the State imposing the tax on customers in that State. A number of proposals have been made at the State and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted and not in conflict with federal prohibitions, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. There has been recent activity in attempts to enforce the federal Jenkins Act which historically allowed State taxation of sales of goods made through use of the United States mails and is currently being reviewed toward possibly allowing the States to tax internet sales. . In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the sale of merchandise could impair its revenues and its ability to acquire and retain customers.

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

ITEM 8.  FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in this Report on the pages indicated:

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Reports of Independent Registered Public Accounting Firms             F-2-F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003          F-4-F-5
Consolidated Statements of Operations for the Years Ended
    December 31, 2004, 2003 and 2002                                      F-6
Consolidated Statements of Changes in Stockholders' Equity
    and Comprehensive Loss for the
    Years Ended December 31, 2004, 2003 and 2002                     F-7-F-10
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2004, 2003 and 2002                                F-11-F-12
Notes to Consolidated Financial Statements                          F-13-F-38


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

     The information required by items 10-13 are omitted pursuant to general instruction G(3) to Form 10K including executive compensation and auditor fee information . The Company has included this information in its proxy statement expected to be mailed to shareholders and filed with the Commission on or before April 30, 2005. The annual meeting is scheduled to be in June 2005. Such Proxy Statement is expected to be filed with the Commission by April 30, 2005 and is incorporated herein by reference. The Company has established and adopted a Code of Ethics outlining and providing guidelines for executive and employer conduct regarding the disclosure, promotion and handling of Company business and business relationships and a policy for comment and complaint on compliance with applicable conduct codes ("whistleblower policy") and the Company has also established a Nominating Committee of certain of its Directors to assist in the election and succession of members of the Company's Board of Directors and a Compensation Committee to assist in establishing executive compensation. Copies of the Company's Code of Ethics, whistleblower policy, Nominating Committee and Compensation Committee Charters may be found disclosed in the aforesaid Proxy Statement to be confirmed at the relevant shareholders meeting and included by reference thereto on the Company's Internet home page website.

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

     The Company has adopted an Audit Committee Charter providing expanded authority of such committee and the independent nature and identity of its director participants as required by the recent enactment of the Sarbanes-Oxley Act. The Company believes that at least one director participant therein will be qualified as an "audit committee financial expert" as defined in such Act.

     There have been no significant changes in the Registrants internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

     The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP.

     The Company's management, including its principal executive officer and the principal financial officer, does not expect that the Company's disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

ITEM 15. EXHIBITS, LIST AND REPORTS ON FORM 8-K

1. (a) Exhibits:

   See Index to Exhibits

2. Reports on Form 8-K

     On November 4, 2004 the Company filed an 8K Report disclosing certain unregistered sales of equity securities made in a 4(2) exempt offering of units consisting of preferred stock and Common Stock resulting in gross proceeds to the Company of $1,500,000 and disclosure of the press release made by the Company relating thereto, and on November 19, 2004 the Company filed an 8K Report disclosing further sales of securities from the earlier disclosed placement to the extent of at an additional $200,000 to make the total gross proceeds received to $1,700,000 and including disclosure of the relevant press release made. On November 15, 2004 the Company disclosed and filed as an exhibit thereto its press release commenting on its third quarter 2004 financial results. Such were the only 8K reports filed during the fourth quarter of 2004.

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

Dated: March 30, 2005

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

Signed: March 30, 2005

                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein
                                      Chief Financial Officer
Signed: March 30, 2005
                               by /s/ Joel Sebastian
                               -----------------------------------
                                      Joel Sebastian, Director

Signed: March 30, 2005

                               by /s/ Lloyd Miller
                               -----------------------------------
                                      Lloyd Miller, Director
Signed: March 30, 2005

                               by /s/ Dominic Marsicovetere
                               -----------------------------------
                                      Dominic Marsicovetere, Director
Signed: March 30, 2005

                               by /s/ William Rancic
                               -----------------------------------
                                      William Rancic, Director


Signed: March 30, 2005

                               by /s/ Frank A. Bellis Jr.
                               -----------------------------------
                                      Frank A. Bellis, Director

Signed: March 30, 2005

                               by /s/ Randall J. Perry
                               -----------------------------------
                                      Randall J. Perry, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Synergy Brands, Inc.

We have audited the accompanying consolidated balance sheet of Synergy Brands, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Brands, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


HOLTZ RUBENSTEIN REMINICK LLP
Melville, New York
March 17, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We beleive that our audits provide a reasonable basis for our opinion.

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


/S/ GRANT THRONTON LLP
----------------------
    GRANT THORNTON LLP
    New York, New York
    March 5, 2004

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2003

                                     ASSETS


CURRENT ASSETS                                                                       2004                2003
                                                                               ----------           ---------
    Cash and cash equivalents                                                  $ 945,806            $ 777,522
    Cash collateral security deposit                                                    -             500,000
    Marketable securities                                                               -              46,035
    Accounts receivable trade, less allowance for doubtful accounts of
    $ 127,481 and $127,481                                                      7,227,489           3,630,007
    Other receivables                                                           1,264,242             674,519
    Notes receivable                                                              314,285                   -
    Inventory                                                                   1,826,274           2,164,116
    Prepaid assets and other current assets                                       423,295             509,479
                                                                               ----------           ---------
              Total Current Assets                                             12,001,391           8,301,678

PROPERTY AND EQUIPMENT, NET                                                       366,510             379,224

OTHER ASSETS                                                                      632,466             186,057

NOTES RECEIVABLE                                                                1,889,815             437,133

INTANGIBLE ASSETS, net of accumulated amortization of
$2,003,048 and $1,780,736                                                       1,301,944           1,524,256

GOODWILL                                                                          514,297             164,297
                                                                               ----------           ---------
TOTAL ASSETS                                                                 $ 16,706,423        $ 10,992,645
                                                                               ==========           =========


         The accompanying notes are an integral part of this statement.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2004 and 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES                                                                                    2004            2003
                                                                                                -----------     -----------
     Lines of credit                                                                            $ 4,976,610     $ 4,013,680
    Notes payable - current                                                                         384,021               -
    Accounts payable                                                                              3,482,456       3,108,695
    Related party note payable                                                                       56,972         100,800
    Accrued expenses                                                                                 37,066          37,476
                                                                                                -----------     -----------
                    Total Current Liabilities                                                     8,937,125       7,260,651

NOTES PAYABLE                                                                                     1,196,241         788,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Class A preferred stock - $.001 par value; 100,000 shares authorized
        and outstanding; liquidation preference of $10.50 per share                                     100             100
    Class B preferred stock - $.001 par value; 900,000 shares authorized, none issued                     -               -
    Class B Series A Preferred stock-$.001 per value; 500,000 shares authorized;
       330,000 and 160,000 shares issued and outstanding; liquidation preference of
       $10.00 per share                                                                                 330             160
    Common stock - $.001 par value; 5,000,000 shares authorized;
        3,263,992 and 1,919,359 shares issued                                                         3,264           1,919
    Additional paid-in capital                                                                   43,134,165      37,748,004
    Deficit                                                                                     (36,349,706)    (34,373,327)
     Unearned Compensation                                                                         (201,756)       (426,252)
    Accumulated other comprehensive loss                                                             (8,340)         (1,772)
                                                                                                -----------     -----------

                                                                                                  6,578,057       2,948,832

    Less treasury stock, at cost, 1,000 shares                                                       (5,000)         (5,000)
                                                                                                -----------     -----------

    Total Stockholders' Equity                                                                    6,573,057       2,943,832
                                                                                                -----------     -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 16,706,423     $10,992,645
                                                                                                ===========     ===========


         The accompanying notes are an integral part of this statement.

                                           Synergy Brands, Inc. and Subsidiaries

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years ended December 31,



                                                                             2004                 2003                  2002
                                                                          ------------          -----------            -----------

Net sales                                                                 $ 56,705,044          $40,540,577            $31,540,675
                                                                          ------------          -----------            -----------
Cost of sales
    Cost of product                                                         51,907,840           36,837,796             29,241,384
    Shipping and handling costs                                                900,205              893,582                600,994
                                                                          ------------          -----------            -----------
                                                                            52,808,045           37,731,378             29,842,378
                                                                          ------------          -----------            -----------
Gross profit                                                                 3,896,999            2,809,199              1,698,297
Operating expenses
    Advertising and promotional                                                150,181               91,634                469,965
    General and administrative                                               3,605,433            2,984,663              3,196,270
    Depreciation and amortization                                              659,490              692,698                893,935
                                                                          ------------          -----------            -----------
                                                                             4,415,104            3,768,995              4,560,170
                                                                          ------------          -----------            -----------
Operating loss                                                                (518,105)            (959,796)            (2,861,873)
Other income (expense)
    Interest income                                                              4,610               13,913                 26,695
    Other income (expense)                                                     (46,983)             298,932                514,860
    Equity in earnings of investee                                             172,224               92,424                 67,717
    Interest and financing expenses                                         (1,553,521)            (690,038)              (211,279)
                                                                          ------------          -----------            -----------
                                                                            (1,423,670)            (284,769)               397,993
                                                                          ------------          -----------            -----------
Loss before income taxes                                                    (1,941,775)          (1,244,565)            (2,463,880)
Income tax expense                                                              34,604               32,658                 22,687
                                                                          ------------          -----------            -----------
Net loss                                                                    (1,976,379)          (1,277,223)            (2,486,567)

Dividend-Preferred Stock                                                      (156,375)             (78,000)                  -
                                                                          ------------          -----------            -----------
Net loss attributable to common stockholders                              $ (2,132,754)       $  (1,355,223)         $  (2,486,567)
                                                                          ============          ===========            ===========
Basic and diluted net loss per common share:                                    $(0.97)              $(0.82)                $(1.91)
                                                                          ============          ===========            ===========
Weighted-average shares used in the computation of loss per
    common share:
       Basic and diluted                                                     2,209,371            1,652,019              1,302,042
                                                                          ============          ===========            ===========



        The accompanying notes are an integral part of these statements

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                  Years ended December 31, 2004, 2003 and 2002



                                            Class A           Class B - Series A
                                      -----------------      --------------------
                                        preferred stock         Preferred stock         Common stock
                                      -----------------      --------------------    -------------------
                                      Shares      Amount      Shares      Amount     Shares       Amount
                                      ------     -------     -------     -------    -------      -------

Balance at January 1, 2002           100,000      $100                              1,237,621     $1,238

Common stock  and options issued
   in connection with compensation
   Plan                                                                                85,500         85
Intrinsic value of stock options
   issued in connection with
   compensation plan
Issuance of restricted stock                                                            1,250          1
Purchase of treasury stock
Sale of treasury stock
Retirement of treasury stock
Extinguishment of notes  receivable                                                    25,000         25
Extinguishment of advertising and
   in-kind services receivable from
   stockholder                                                                         18,750         19
Change in unrealized gain on
    marketable securities
Cumulative translation adjustments
Net loss
                                     --------     ------      -------       ----    ---------     ------
Comprehensive loss
Balance at December 31, 2002         100,000     $ 100          --          --      1,368,121     $1,368
                                     ========     ======      =======       ====    =========     ======
Common stock and options issued
   in connection with compensation
   plan                                                                                93,438         93
Common stock issued                                                                    30,000         30
Net proceeds from issuance of
      common stock in
Connection with private placement                             160,000        160      160,000        160
Issuance of common stock in
      satisfaction of note                                                             15,300         15
Issuance of restricted stock in
      Connection with notes payable                                                    42,500         43
Issuance of common stock for services                                                 185,000        185
Issuance of common stock in
connection with CAW acquisition                                                        25,000         25
Purchase of Treasury stock
Sale of treasury stock
Preferred stock dividend
Consulting expense
Change in unrealized gain on
      Marketable securities
Cumulative translation adjustments
Net loss
                                     --------     ------      -------       ----    ---------     ------
Comprehensive loss

Balance at December 31, 2003         100,000      $100        160,000       $160    1,919,359     $1,919
                                     ========     ======      =======       ====    =========     ======


                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                  Years ended December 31, 2004, 2003 and 2002

                                    CONTINUED



                                                                  Accumulated
                                       Additional                     other                                Stockholders'
                                        paid-in                   comprehensive   Treasury    Unearned        notes
                                        capital       Deficit     income (loss)    stock    Compensation   receivable
                                      -----------  -------------  -------------  ----------  -----------    ----------

Balance at January 1, 2002            $34,795,297  $(30,609,537)    $ 1,685      $(251,135)               $(115,629)

Common stock  and options issued
   in connection with compensation
   Plan                                   301,360                                                            (2,500)
Intrinsic value of stock options
   issued in connection with
   compensation plan                       49,825
Issuance of restricted stock                4,199
Purchase of treasury stock                                                         (75,752)
Sale of treasury stock                    (24,451)                                 130,948
Retirement of treasury stock             (167,500)                                 167,500
Extinguishment of notes  receivable        99,975                                                          113,129
Extinguishment of advertising and
   in-kind services receivable from
   stockholder                            151,981
Change in unrealized gain on
    marketable securities                                         (1,583)
Cumulative translation adjustment                                   (176)
Net loss                                             (2,486,567)
                                      -----------  -------------  -------       ----------  --------     ----------
Comprehensive loss
Balance at December 31, 2002          $35,210,686  $(33,096,104)  $  (74)        $ (28,439)    --         $ (5,000)
                                      ===========  =============  =======       ===========  ========     =========
Common stock and options issued
      in connection with compensation
      plan                                212,133                                                             5000
Common stock issued                        47,170
Net proceeds from issuance of
      common stock in
Connection with private placement       1,509,680
Issuance of common stock in
      satisfaction of note payable         39,985
Issuance of restricted stock in
      Connection with notes payable        97,957
Issuance of common stock for services      493,315                                          (493,500)
Issuance of common stock in
connection with CAW acquistion              99,975
Purchase of Treasury stock                                                        (122,779)
Sale of treasury stock                     115,103                                 146,218
Preferred stock dividend                   (78,000)
Consulting expense                                                                            67,248
Change in unrealized gain on
      Marketable securities                                        4,003
Cumulative translation adjustments                                (5,701)
Net loss                                             (1,277,223)
                                      -----------  -------------  -------       ----------  --------     ----------
Comprehensive loss

Balance at December 31, 2003           $37,748,004  $(34,373,327) $(1,772)        $(5,000)  $(426,252)       --
                                      ============ =============  =======       ==========  ========     ==========



                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CHANGES IN
             STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (continued)

                  Years ended December 31, 2004, 2003 and 2002


                                             Class A           Class B - Series A
                                          ----------------     -------------------
                                           preferred stock       Preferred stock           Common stock
                                          ----------------     -------------------       ------------------
                                           Shares   Amount      Shares     Amount        Shares      Amount
                                          ------- --------     --------   -------        -------    -------



Amortization of unearned compensation
Common stock returned and retired                                                        (61,500)       (61)
Common stock issued                                                                      100,000        100
Net proceeds from issuance of
      common stock in
Connection with private placement                              170,000        170        255,000        255
placement
Issuance of common stock for note
      conversions                                              688,338        688
Exercise of stock options                                      110,000        110
Issuance of common stock                                        58,195         58
for services
Issuance of common stock in
   connection with CAW acquisitions                            175,000        175
Issuance of common stock along                                  19,600         20
       with debt
Option Expense
Preferred stock dividend
Consulting expense
Change in unrealized gain on
      Marketable securities
Cumulative translation adjustments
Net loss
                                       --------     -----      -------     ------    ----------       ------
Comprehensive loss

Balance at December 31, 2004           100,000      $100       330,000       $330     3,263,992       3,264
                                       ========     =====      ======       ======    ==========      =======


                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CHANGES IN
             STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (continued)

                  Years ended December 31, 2004, 2003 and 2002

                                   CONTINUED



                                                                        Accumulated
                                             Additional                     other                                Stockholders'
                                              paid-in                   comprehensive   Treasury    Unearned        notes
                                              capital       Deficit     income (loss)    stock    Compensation   receivable
                                            -----------  -------------  -------------  ----------  -----------    ----------

Amortization of unearned compensation                                                                 224,496
Common stock returned and retired                61
Common stock issued                         470,685
Net proceeds from issuance of
      common stock in
Connection with private placement         1,454,575
placement
Issuance of common stock for note
      conversions                          2,733,957
Exercise of stock options                    102,140
Issuance of common stock for services        190,563
Issuance of common stock in
   connection with CAW acquisitions          524,825
Issuance of common stock along                74,980
       with debt
Option Expense                                30,750
Preferred stock dividend                    (156,375)
Consulting expense                           (40,000)
Change in unrealized gain on
      Marketable securities                                                 (4,105)
Cumulative translation                                                      (2,463)
adjustments
Net loss                                                  (1,976,379)
                                            -----------  -------------  -------------  ----------  -----------    ----------
Comprehensive loss

Balance at December 31, 2004               $43,134,165    $(36,349,706)      $(8,340)   $(5,000)    $(201,756)        --
                                            ===========  =============  =============  ==========  ===========    ==========


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2004, 2003 and 2002



                                                              Stockholder's
                                                               advertising
                                                               and in-kind        Total
                                                                services      stockholder's      Comprehensive
                                                                receivable        equity         loss
                                                            ---------------   -------------      -------------
Balance at January 1, 2002                                  $   (794,990)     $ 3,027,029

Common stock  and options issued
   in connection with compensation
   Plan                                                                          298,945
Intrinsic value of stock options
   issued in connection with
   compensation plan                                                              49,825
Issuance of restricted stock                                                       4,200
Purchase of treasury stock                                                       (75,752)
Sale of treasury stock                                                           106,497
Retirement of treasury stock                                                          -
Extinguishment of notes receivable                                              213,129
Extinguishment of advertising and
   in-kind services receivable from
   stockholder                                                  794,990         946,990
Change in unrealized gain on
    marketable securities                                                        (1,583)        $    (1,583)
Cumulative translation adjustments                                                 (176)               (176)
Net loss                                                                     (2,486,567)         (2,486,567)
                                                            ---------------   -------------      -------------
Comprehensive loss                                                                              $(2,488,326)
                                                                                                 ===========
Balance at December 31, 2002                                  $      -      $ 2,082,537
                                                            ==============  ============
Common stock and options issued
      in connection with compensation Plan                                      217,226
Common stock issued                                                              47,200
Net proceeds from issuance of common stock in
      Connection with private placement                                       1,510,000
Issuance of common stock in satisfaction of note payable                         40,000
Issuance of restricted stock in
      Connection with notes payable                                              98,000
Issuance of common stock for services
Issuance of common stock in connection with CAW
acquistion                                                                      100,000
Purchase of treasury stock                                                     (122,779)
Sale of treasury stock                                                          261,321
Preferred Stock Dividend                                                        (78,000)
Consulting expense                                                               67,248
Change in unrealized gain on
      Marketable securities                                                       4,003                4,003
Cumulative translation adjustments                                               (5,701)              (5,701)
Net loss                                                                     (1,277,223)          (1,277,223)
                                                            ---------------   -------------      -------------
Comprehensive loss                                                                               ($1,278,921)
                                                                                                 ============
Balance at December 31, 2003                                                 $2,943,832
                                                            ===============  ===============


         The accompanying notes are an integral point of this statement

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2004, 2003 and 2002



                                                      Stockholder's
                                                       advertising
                                                       and in-kind        Total
                                                         services      stockholder's     Comprehensive
                                                        receivable        equity              loss
                                                      -------------    -------------     -------------

Amortization of unearned compensation                                                          224,496
Common stock returned and retired                                               -
Common stock issued                                                       470,785
Net proceeds from issuance of
      common stock in
      connection with private  placement                                1,455,000
Issuance of common stock for note                                       2,734,645
      conversions
Exercise of stock options                                                 102,250
Issuance of common stock for services                                     190,621
Issuance of common stock in
   connection with CAW  acquisition                                       525,000
Issuance of common stock along
       with debt                                                           75,000
Option Expense                                                             30,750
Preferred stock dividend                                                 (156,375)
Consulting expense                                                        (40,000)
Change in unrealized gain on
      Marketable securities                                                (4,105)            $ (4,105)
Cumulative translation adjustments                           (2,463)       (2,463)
Net loss                                                 (1,976,379)   (1,976,379)
                                                      -------------    -------------     -------------
Comprehensive loss                                                                         ($1,982,947)
                                                                                         ==============
Balance at December 31, 2004                                           $ 6,573,057
                                                                       ===========



         The accompanying notes are an integral point of this statement

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,



                                                                     2004             2003                   2002
                                                                ------------      -------------       -------------
Cash flows from operating activities
    Net loss                                                    $(1,976,379)      $ (1,277,223)       $ (2,486,567)
    Adjustments to reconcile net loss to net cash
       used in operating activities
          Loss on sale of accounts receivable                        79,134                  -                   -
         Depreciation and amortization                              659,490            625,450             893,935
         (Recovery of)/Provision for doubtful accounts                    -            (35,090)            112,351
         Amortization of financing cost                              90,746             82,142                   -
         Loss (gain) on sale of marketable securities                15,793            (10,828)             71,237
         Loss on sale of preferred stock of investee                                         -              57,600
         Equity in earnings of investee                            (172,224)           (92,424)            (67,717)
         Loss on forgiveness of stockholder's note                        -                  -             213,129
         receivable
         Loss on forgiveness of advertising receivable                    -                  -             290,217
         from a stockholder
         Gain on dissolution of subsidiary                                -                  -            (215,250)
         Gain on settlement of liabilities due to vendors                 -           (282,750)           (592,689)
         Dividends on preferred stock of subsidiary                                          -               6,125
         Non-cash compensation                                       30,750             67,248              49,825
         Operating expenses paid with common stock and
         warrants                                                   154,620            100,725             303,145
         Changes in operating assets and liabilities
             Net (increase) decrease in
                Accounts receivable and other receivables        (6,466,339)        (2,095,518)         (1,440,824)
                Inventory                                           337,842         (1,089,208)            265,263
                Prepaid expenses, related party note
                receivable and other assets                         (66,011)          (122,354)             26,050
             Net increase (decrease) in
                Accounts payable, related party note
                payable,                                            329,523          1,231,455            (605,182)
                accrued expenses and other current
                liabilities

           Other liabilities                                              -                  -             282,750
                                                                ------------      -------------       -------------
             Net cash used in operating activites                (6,983,055)        (2,898,375)         (2,836,602)
                                                                ------------      -------------       -------------
Cash flows from investing activities
    Payment of security deposit                                     (35,848)                 -                   -
    Purchase of business, net of cash acquired                            -           (414,000)                  -
    Purchase of marketable securities                              (168,377)          (488,868)           (979,379)
    Proceeds from sale of marketable securities                     194,515            460,060           2,635,571
    Purchase of property and equipment                             (112,058)           (28,638)            (14,342)
    Payment of collateral security deposit                                -           (500,000)                  -
    Refund of collateral security deposit                           500,000                  -             658,542
    Proceeds from sale of preferred stock of investee                     -                  -             230,400
    Purchase of customer lists                                            -                  -            (250,000)
    Payments received on notes receivable                           433,033              2,267                   -
    Issuance of notes receivable, net loss                               -            (329,000)           (110,400)
                                                                ------------      -------------       -------------
       Net cash provided by (used in) investing activities          811,265         (1,298,179)          2,170,392
                                                                ------------      -------------       -------------


                      Synergy Brands, Inc. and Subsidiaries

                            Years ended December 31,




                                                                           2004                 2003               2002
                                                                           ------------       ------------        -----------
Cash flows from financing activities
    Borrowings under line of credit                                         35,608,070        $19,432,524        $10,486,724
    Repayments under line of credit                                        (33,024,140)       (17,172,964)        (9,130,942)
    Increase in deferred financing cost                                              -            (18,750)                 -
    Proceeds from the issuance of notes payable                              1,990,000            850,000            722,778
    Repayments of notes payable                                               (100,000)           (20,000)          (662,778)
    Due from broker                                                                  -                  -         (1,216,733)
    Proceeds from issuance of common stock                                     462,732             47,200                  -
    Net proceeds from the issuance of common and preferred stock in
    a private placement                                                      1,460,000          1,510,000                  -
    Proceeds from the exercise of stock purchase options                       102,250            111,500                  -
    Proceeds from the sale of treasury stock                                         -            261,321            106,497
    Proceeds from stock subscription                                                 -              5,000                  -
    Purchase of treasury stock                                                       -           (122,779)           (75,752)
     Payment of dividends                                                     (156,375)           (78,000)             -
                                                                           ------------       ------------        -----------

                      Net cash provided by financing activities               6,342,537         4,805,052            229,794
                                                                           ------------       ------------        -----------
  Foreign currency translation                                                  (2,463)            (5,700)              (176)
                                                                           ------------       ------------        -----------
Net Increase (Decrease) In Cash                                                 168,284           602,798           (436,592)
                                                                           ------------       ------------        -----------
Cash and cash equivalents, beginning of year                                    777,522           174,724            611,316
                                                                           ------------       ------------        -----------
Cash and cash equivalents, end of year                                        $ 945,806      $    777,522       $    174,724
                                                                           ------------       ------------        -----------
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                            $  1,317,151     $     590,126      $     164,000
                                                                           ============       ============        ===========
       Income taxes paid                                                   $    34,604      $      32,658             23,000
                                                                           ============       ============        ===========
Supplemental disclosures of non-cash, investing
    and financing activities:
      Common stock issued for acquisition                                   $   244,068     $      100,000     $           -
                                                                           ============       ============        ===========
      Unrealized gains on marketable securities                             $        -      $        4,105     $         102
                                                                           ============       ============        ===========

      Common stock issued for notes receivable                              $        -      $            -     $       2,500
                                                                           ============       ============        ===========

      Common stock issued in satisfaction of note payable                   $        -      $       40,000     $           -
                                                                           ============       ============        ===========

      Common stock issued in connection with consulting agreement and       $        -      $      493,500     $           -
                                                                           ============       ============        ===========
      services
      Common stock issued for note conversions                              $   2,734,646   $            -     $           -
                                                                           ============       ============        ===========


         The accompanying notes are an integral part of these statements

                      Synergy Brands, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002

NOTE A - DESCRIPTION OF THE BUSINESS

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

     1. Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Synergy, its wholly-owned subsidiaries and majority-owned subsidiary (collectively, the "Company"). During the year ended December 31, 2002, the Company dissolved its majority-owned subsidiary (see Note K). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in 50% or less owned companies over which the Company has the ability to exercise significant influence.

     2. Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity, at the purchase date, of three months or less to be cash equivalents.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

     3. Marketable Securities

     The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2004, all marketable securities held by the Company have been sold. At December 31, 2003 , all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations.

     4. Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. The most significant estimates relate to reserves for accounts receivable, inventories, and deferred tax assets, and valuation of long-lived assets. Actual results could differ from those estimates.

     5. Accounts Receivable Trade

     The Company's accounts receivable trade are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars either direct or from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 10 - 60 days and are stated at amounts generally due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002


NOTE B (continued)

     Accounts receivable trade, net consist of the following components at December 31, 2004 and 2003


                                                              2004             2003
                                                          ------------      ----------
         Accounts receivable - business to business       $ 7,218,366       $3,635,741
         Accounts receivable - business to consumer           136,604          121,747
                                                          ------------      ----------
                Total                                       7,354,970        3,757,488

         Less allowance for doubtful accounts                (127,481)        (127,481)
                                                          ------------      ----------
                                                          $ 7,227,489       $3,630,007
                                                          ============      ==========


     Changes in the Company's allowance for doubtful accounts during the years ended December 31, 2004 and 2003 are as follows:

                                                            2004          2003
                                                        -----------   ----------
        Beginning balance                                $ 127,481    $ 162,571
        Provision for (reduction in) doubtful accounts           -      (35,090)
                                                        -----------   ----------
        Ending balance                                   $ 127,481     $127,481
                                                        ===========   ==========


     6. Business and Credit Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 2004 and 2003 totaled $756,150 and $629,164. Marketable securities are potentially subject to concentration of credit risk, but such risk is limited due to such amounts being invested in investment grade securities.

     During the year ended December 31, 2004, sales to two customers accounted for 21% and 18% of total sales, respectively. Four customers accounted for 26%, 26%, 22% and 11%, respectively of accounts receivable at December 31, 2004.

     During the year ended December 31, 2003, sales to two customers each, accounted for 11% of total sales, and in 2002, sales for one customer accounted for 11% of total sales, respectively. Two customers accounted for 30% and 21%, respectively of accounts receivable at December 31, 2003. These concentrations relate to the Company's PHS Group segment. In addition, one customer in the Proset segment accounted for 12% of accounts receivable at December 31, 2003 (See Note S.)

     During the years ended December 31, 2004, 2003 and 2002, the Company purchased approximately 53 %, 71% and 77%, respectively, of its products from one supplier. If the Company were unable to maintain this relationship, it might have a material impact on future operations.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002


NOTE B (continued)

     7. Inventory

     Inventory is stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") cost method of valuing its inventory.

     8. Property and Equipment

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

     9. Web Site Development Costs

     Capitalized website cost are amortized using the straight-line method over the estimated useful lives of the Web sites, not to exceed three years.

     10. Vendor Allowances

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on the application of EITF No. 02-16 "Accounting by a Customer" (including a reseller) for Certain Consideration Received from a Vendor. EITF No.02-16 addresses how a reseller of vendor products should account for cash consideration recorded from a vendor. The Company adopted EITF No. 02-16 and recognizes vendor allowances, at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the years ended December 31, 2004 and 2003, the Company recognized approximately $913,000 and $318,000 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from manufacturers, included in other receivables in the accompanying consolidated balance sheet aggregated $1,246,697 and $674,519 at December 31, 2004 and 2003.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE B (continued)

     11. Intangible Assets and Goodwill

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

     On June 1, 2003, the Company acquired the common stock of Ranley Group, Inc. (d.b.a. Cigars Around the World ("CAW") of Chicago, Illinois). Intangible assets acquired, which consist primarily of customer lists, are being amortized over an eleven (11) year estimated useful life from the date of acquisition. (see Note C)

     Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets and liabilities assumed in business combination. Effective January 1, 2002, with the adoption of SFAS No.142 "Goodwill and other Intangible Assets", Goodwill is not amortized.

     Prior to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," these intangible assets other than Goodwill were amortized over their estimated useful life of five years. As a result of the adoption of SFAS No. 142 in 2002, intangible assets with indefinite useful lives will no longer be amortized but instead will be reviewed for impairment at least annually and more often when impairment indicators are present. As a result, the Company's trade names will no longer be amortized. The Company's customer lists have finite lives. Management considered various factors, including appraisals, in determining that a revision to the estimated useful life of the Company's customer lists should be made. Based upon the analysis, it was determined that the estimated useful life should be extended prospectively, by a term of six years from the original useful life of five years. This modification decreased amortization expense by approximately $129,000 during the year ended December 31, 2002. As a result, the remaining carrying amount will be amortized prospectively over the remaining useful life. In 2004 and 2003, the amortization expense recorded for the years was $222,312 and $192,354.

     At December 31, 2004 and 2003, intangible assets are comprised of the following:

         Amortized intangible assets              2004               2003
                                              ------------       ------------
           Customer lists                     $ 3,214,592        $ 3,114,629
           Less accumulated amortization       (2,003,048)        (1,680,773)
                                              ------------       ------------
                                                1,211,544          1,433,856
         Unamortized intangible assets
           Trade names                             90,400             90,400
                                              ------------       ------------
           Total                              $ 1,301,944        $ 1,524,256
                                              ============       ============

     Amortization expense for the Company over the next five years is estimated to be approximately $222,000 per year.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002


NOTE B (continued)

     12. Long-lived Assets

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

     13. Revenue Recognition

     The Company recognizes revenue upon shipment of goods when title and risk of loss passes to the customer. Net sales include gross revenue from product sales and related shipping fees, net of discounts and provision for sales returns, and other allowances. Cost of sales consists primarily of costs of products sold to customers, including outbound and inbound shipping costs.

     14. Advertising

     The Company expenses advertising and promotional costs as incurred. Advertising and promotional expenses were approximately $ 150,000, $91,000 and $470,000 for the years ended December 31, 2004, 2003 and 2002.

     15. Income Taxes

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

     16. Stock Split

     On September 30, 2002, the Company's Board of Directors authorized a 1-for-4 reverse split of its common stock. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reverse split.

     17. Basic and Diluted Loss Per Share

     Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002


NOTE B (continued)

     exercises of stock options and warrants of 681,650, 596,650 and 586,759 for the years ended December 31, 2004, 2003 and 2002, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

     18. Stock-Based Compensation Plans

     At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note M. The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148. Under APB No. 25, when the exercise price of the Company's employee or director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The  following  table  illustrates  the  effect on net  income  (loss)  and earnings (loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                                               Year ended December 31,
                                                                 2004            2003            2002
                                                           ------------        -----------    -----------

                                                           $(1,976,379)       $(1,277,223)   $(2,486,567)
             Net loss, as reported
             Add:  Total stock-based employee
                 compensation expense included                                     -
                 in reported net loss                                                             49,825
             Deduct:  Total stock-based employee
                 compensation expense determined
                 under fair value-based method for all
                 awards                                         -                  -            (601,250)
                                                           ------------        -----------    -----------
             Pro forma net loss                            $(1,976,379)       $(1,277,223)   $(3,037,992)
                                                           ------------        -----------    -----------
             Loss per share
                 Basic and diluted - as reported                $(0.97)            $(0.82)        $(1.91)
                                                           ------------        -----------    -----------
                 Basic and diluted - pro forma                  $(0.97)            $(0.82)        $(2.33)
                                                           ------------        -----------    -----------


                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE B (continued)

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

     The weighted-average option fair values and the assumptions used to estimate these values are as follows:

                                                                    2002
                                                                 -------

                    Dividend yield                                    0%
                    Expected volatility                             114%
                    Risk-free rate of return                        4.0%
                    Expected life                                3 years
                    Weighted-average option fair value             $2.79

     No stock options were granted during the year ended December 31, 2004 and 2003.

     19. Segment Information

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

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE B (CONTINUED)

     20. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company adoption of SFAS No.123(R) is not expected to have a material impact on the Company's financial position or results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The Company adoption of SFAS No.151 is not expected to have a material impact on the Company's financial position or results of operations.

     On  December  16,  2004,  the  FASB  issued  SFAS  No.  153,  "Exchange  of
     Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adoption of SFAS No.153 is not expected to have a material impact on the Company's financial position or result of operations.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE C - ACQUISTION

     On June 1, 2003, the Company acquired the common stock of Ranley Group, Inc. (d.b.a. Cigars Around the World ("CAW") of Chicago, Illinois). CAW is a leading supplier of premium hand made cigars to some of the most prestigious hotels, restaurants, casinos and golf clubs in the United States. The initial purchase price for the common stock acquired was $425,000. Additional consideration of up to $450,000, to be paid through the issuance of Class B, Series A Preferred stock, cash or common stock, is payable based upon the achievement of certain targeted operating results of CAW. In December 2003, 25,000 shares of common stock were issued valued at $100,000, the quoted market price, and recorded as additional Goodwill for the purpose of satisfying the anticipated consideration due the seller by March 31, 2004, based upon the operating results of CAW through December 31, 2003. In February 2004, the Company issued an additional 25,000 shares in anticipation of satisfying the initial annual EBTDA requirements. These shares were valued at $100,000, the quoted market price, and recorded as additional Goodwill. In June 2004, the Company issued an additional 150,000 shares, of which 88,235 shares were used in anticipation of satisfying the CAW acquisition and 61,765 shares were issued for future shares. The shares were valued at $425,000, and recorded as additional Goodwill of $250,000, and prepaid compensation of $175,000.

     The acquisition of CAW has been accounted for as a purchase pursuant to SFAS No. 141, " Business Combinations." The operations of CAW have been included in the Company's statement of operations since the acquisition date. The following table summarizes the assets and liabilities acquired from CAW based upon the Company's initial allocation of the aggregate purchase price of $425,000, including contingent consideration.

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
                                               ===========

     The intangible assets acquired consist principally of customer lists, which are being amortized over an eleven year estimated useful life from the date of acquisition, and Goodwill. The primary reason for the acquisition of CAW and the main factor that contributed to a purchase price in excess of the net assets acquired is that CAW is expected to positively impact the Company's results of operations, in that CAW is expected to have limited selling, general and administrative expenses, as such business is a strategic addition to the Company's current internet operations. CAW distribution is being handled at Synergy's current cigar distribution facilities in Florida. The Company's cigar operations are conducted through Gran Reserve Corporation ("GRC"), which is wholly owned by the Company.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE C (continued)

     Summarized below are the unaudited pro forma results of operations of the Company as if CAW had been acquired at the beginning of the years presented:

                                                    Year Ended December 31,

                                                     2003                2002
                                                --------------      -----------
         Net sales                              $41,066,000         $32,935,000
         Net loss per common shareholder         (1,342,000)         (2,477,000)

         Net loss per common share:
         Basic                                       $(0.81)             $(1.90)
         Diluted                                     $(0.81)             $(1.90)

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

                        December 31, 2004, 2003 and 2002


NOTE E - MARKETABLE SECURITIES

     The cost, gross unrealized gains, gross unrealized losses and fair market value for marketable securities by major security type at December 31, 2003 are as follows:



                                                                                      2003
                                                         -----------------------------------------------------
                                                                       Gross           Gross             Fair
                                                                    unrealized      unrealized          market
                                                        Cost           gains           losses            value
                                                       ---------    -----------     ----------         ---------

       Available-for-sale securities
            Equity securities                          $41,930        $4,105             -              $46,035


     There were no securities available for sale at December 31, 2004.

     Proceeds from the sale of available-for-sale securities and the resulting net realized gains included in the determination of net loss for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                           2004            2003            2002
      Available-for-sale securities
        Proceeds                         $194,515       $460,060     $2,635,571
        Gross realized gains               19,973         27,713         66,414
        Gross realized losses             (35,766)       (16,885)      (137,651)

NOTE F - INVENTORY

     Inventory as of December 31, 2004 and 2003 consisted of the following:

                                                       2004              2003
                                                    -----------      ----------
       Grocery, health and beauty products          $1,375,165       $1,845,308
       Tobacco finished goods                          451,109          318,808

                                                    $1,826,274       $2,164,116
                                                    -----------      ----------

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE G - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2004 and 2003 consisted of the following:



                                                           2004               2003
                                                        ----------         ---------
       Office equipment                                  $204,610          $ 204,610
       Furniture and fixtures                             231,265            231,266
       Leasehold improvements                             523,731            411,673
                                                        ----------         ---------
                                                          959,606            847,549

       Less accumulated depreciation and amortization    (593,096)          (468,325)
                                                        ----------         ---------
                                                        $ 366,510          $ 379,224
                                                        ----------         ---------



     Depreciation and amortization expense on property and equipment for the years ended December 31, 2004, 2003 and 2002 was approximately $125,000, $123,000 and $118,000, respectively.

NOTE H - OTHER ASSETS

     Other assets consist of the following at December 31, 2004 and 2003:



                                                                                      2004             2003
                                                                                   ---------         ---------
       Investment (a)                                                               $336,828          $164,604
       CAW purchase agreement; net of accumulated amortization
       of $29,163                                                                    145,837                 -
       Website development costs, net of accumulated
          amortization of $929,479 and $924,104                                            -             5,375
       Deferred financing net of accumulated
          amortization of $32,625                                                    97,875                  -
       Other                                                                         51,926             16,078
                                                                                   ---------         ---------
                                                                                   $ 632,466         $ 186,057
                                                                                   =========         =========



     (a) In December 2001, the Company made an investment in Interline Travel and Tour. Inc. ("ITT") for approximately 20 % of the outstanding common stock. At December 31, 2004, the Companies investment in ITT is approximately 21.5% of the outstanding common stock. ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. The Company also purchased 288,000 shares of nonvoting redeemable preferred stock of the investee. The aggregate cost of the investment was $290,880. The Company accounts for this investment under the equity method. During the year ended December 31, 2002, the Company sold the 288,000 shares of nonvoting redeemable preferred stock for aggregate proceeds of $230,400. The Company recorded a loss of $57,600 in conjunction with this sale. The Company recorded equity in the net earnings of investee of $172,224, $92,424 and $67,717 during the years ended December 31, 2004, December 31, 2003 and

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002


NOTE H (continued)

     2002, respectively. At December 31, 2004, the Company's investment exceeded its shares of the underlying net assets of ITT by $65,000. The excess is attributable to the goodwill of IIT.

     Summarized unaudited financial information of this investee as of December 31, 2004, 2003 and 2002 and for the years ended is as follows::



      Financial position:                                     2004                   2003             2002
                                                            ------------       ----------         ----------
      Current assets                                        $ 2,020,000        $1,511,000         $1,545,000
       Property and equipment                                   290,000           147,000            207,000
       Other assets                                             267,000           306,000            345,000
                                                            ------------       ----------         ----------
      Total assets                                          $ 2,577,000        $1,964,000         $2,097,000
                                                            ============       ==========         ==========
      Current liabilities                                   $ 1,322,000       $   972,000        $   737,000
      Long-term debt                                                  -            82,000            524,000
      Other long-term liabilities                                  4,000            9,000              3,000
                                                            ------------       ----------         ----------
      Total liabilities                                     $ 1,326,000        $1,063,000         $1,264,000
                                                            ============       ==========         ==========

      Results of operations:                                  2004                   2003              2002
                                                            ------------       ----------         ----------
      Revenues                                              $10,883,000       $ 9,602,000        $ 8,167,000
      Total expenses                                         (9,934,000)       (8,906,000)        (7,637,000)
      Other income                                              111,000            54,000             44,000
                                                            ------------       ----------         ----------
      Income before income taxes                              1,069,000           750,000            574,000
      Income tax expense                                       (359,000)         (268,000)          (210,000)
                                                            ------------       ----------         ----------
      Net income                                            $   701,000      $    482,000       $    364,000
                                                            ============       ==========         ==========



                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE I - NOTES RECEIVABLE

     Through December 31, 2003, the Company provided $429,600 in financing to a significant customer who is a distributor of the Company's products in Canada and is expanding its distribution channel. The promissory note, which is secured by accounts receivable and inventory, bears interest at 4%. The principle balance of $429,600 was paid March 31, 2004.

     In December 2004, the Company sold accounts receivable attributable to a selected customer base to West Coast Supplies, Inc. for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principle and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company is obligated to issue West Coast 50,000 shares of common stock, which will vest through April 1, 2006. In the event the value of the shares is less than $200,000 at April 1, 2006, the Company will be obligated to pay the difference in cash or additional shares. The Company does not anticipate selling selected products to this customer base in the future. Sales of selected products to this customer base approximated $3,180,000 in 2004. The Company recorded a loss of $79,134 related to the sale of the accounts receivable to West Cost Supplies, Inc.


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

     In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in September 2004, under the loans allow for the borrowing of up to $8,500,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of
     (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. As amended, the agreements extend through May 31, 2005. Interest accrues on outstanding borrowings at the greater of (i) 8% per annum in excess of the prime rate or (ii) 17% per annum. The minimum interest to be paid for any year under the line of credit is $320,000. At December 31, 2004, the interest rate on outstanding borrowings was 17%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. The Company has guaranteed these loans on an unsecured basis. In November 2003, the Company secured a $2 million stand by letter of credit (LC) for the purpose of increasing its line of credit to $3.5 million with a major vendor. The LC was secured by a $500,000 cash deposit as well as certain reserves modified under the loan and security agreement with the Lender. The LC expired in May 2004, at which time the cash deposit and reserves were released. 525,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. In 2004, the lender converted $1,621,000 of outstanding debt into 435,182 shares of common stock (see Note L).

                                    Synergy
                          Brands, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                        December 31, 2004, 2003 and 2002

NOTE J (continued)

     On February 5, 2003, the Company received $500,000 pursuant to the issuance of two secured promissory notes from certain shareholders of ITT, a 21.5% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 4, 2006 as amended. 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $56,000 was recorded as debt discount and will be amortized over the life of these notes payable. In 2004, the Company converted $263,646 of this outstanding debt into 66,756 shares of common stock (see note L). Amortization expense recorded in 2004 and 2003 was approximately $28,000 and $26,000. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT.

     On July 1, 2003, the Company received $350,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 21.5% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, June 30, 2005. 17,500 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $42,000 was recorded as debt discount and will be amortized over the life of the notes payable. In 2004, the Company converted all of this outstanding debt into 86,400 shares of common stock (see Note L). Amortization recorded in 2004 and 2003 was approximately $31,000 and $10,000.

     1. On March 1, 2004, the Company received $490,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 21.5% investee. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 28, 2006. 19,600 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $75,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note H). Amortization recorded in 2004 was approximately $31,000.

     2. On April 2, 2004, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $5.00 per share and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest, commencing October 1, 2004. In addition, Laurus was issued warrants to purchase up to 100,000 shares of common stock at an exercise price of $5.00 per share. The Company's common stock quoted market price at the date of closing was $4.15 per share. The debenture has a three-year term with a coupon rate of prime (5.25% at December 31, 2004) plus 3%. The Company has filed an S-3 registration statement, which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. The Company repaid $100,000 of this debt in 2004.

     Aggregate maturities of notes payable at December 31, 2004 are as follows:

        Year Ending December 31,
         2005     $   384,021
         2006     $ 1,046,241
         2007     $   150,000
     Total         $1,580,262

     On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.50 per share and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.52 per share. The debenture has a three-year term with a coupon rate of prime plus 3%.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

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

     In January 2003, the Company designated 100,000 shares of Class B Preferred stock, par value $.001 per share to be designated as Class B, Series A Preferred Stock and in June 2003, the Company increased the authorized Class B, Series A preferred stock to 500,000 shares. The holders of Class B, Series A Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B, Series A Preferred Stock are entitled to receive dividends at the annual rate of $.90 per share per annum. The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds, capital and surplus of the Corporation, redeem the Class B, Series A Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series A Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If, however, as to each share of Class B, Series A Preferred Stock outstanding, if not redeemed by the Company within 2 years of the issuance of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series A Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series A Preferred Stock for each year that said share is not redeemed. The Company issued 30,000 common shares to Class B Series A Preferred shareholders in January 2005. No more that 19.9% of the Company's stock can be issued in connection with stock dividend payments against the Class B, Series A preferred stock.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE L (continued)

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

     In June 2003, the Board of Directors approved a second Private Placement in which 100,000 units were offered, with each unit consisting of one share of unregistered Class B, Series A preferred Stock and one share of unregistered restricted Common Stock at a purchase price of $10.00 per unit. In June and July 2003, the Company sold 10,000 and 90,000, units and received aggregate proceeds of $100,000 and $900,000 respectively. In connection with the January and June private placements, the Company incurred $90,000 in legal fees which are netted against the proceeds.

     In July 2003, the Company issued 150,000 shares of common stock in connection with an agreement for consulting services for the three year period ending June 30, 2006. The Company recorded $403,500 as unearned compensation and recorded compensation expense of $67,248 for during 2003 and $134,496 for 2004.

     In November 2004, the Board of Directors approved a Private Placement in which 17 units were offered, with each unit consisting of 10,000 shares of unregistered Class B, Series A preferred Stock and 15,000 shares of unregistered restricted Common Stock at a purchase price of $100,000 per unit. In November 2004, the Company sold 17 units and received aggregate proceeds of $1,700,000. Also in November 2004, the Company exchanged $245,000 compensation due to William Rancic for two units of Class B Series A Preferred stock at $100,000 per unit.

     In 2004, certain shareholders of ITT converted $613,646 of debt into 153,156 shares of common stock. In 2004, Laurus Master Funds converted $500,000 of debt into 100,000 shares of common stock. Also, in 2004, the Company converted $1,621,000 outstanding debt of IIG into 435,182 shares of common stock (see Note J).

     During the years ended December 31, 2003 and 2002, the Company repurchased 47,866 and 21,329 shares of treasury stock for an aggregate amount of $122,779 and $75,752, respectively. The Company sold 54,366 shares of its treasury stock during the year ended December 31, 2003, for aggregate proceeds of $261,321.

     For the years ended December 31, 2004 and 2003, the Company issued 58,195 and 65,938 shares of common stock as compensation for past and future service and recorded a charge to operations of $150,621 and $93,125 and unearned compensation of $90,000 in 2003. In 2003 the Company also issued options to purchase 75,000 shares of its common stock at a exercise price of $4.00 per share, with a fair value of $7,500, to a principal at a major customer in Canada and issued 30,000 shares of common stock to an unrelated third party for $47,200.

     For the year ended December 31, 2004 and 2003, the Company received proceeds of $102,250 and $111,500 from the exercise of stock options to purchase 110,000 and 62,500 shares of the Company's common stock. In connection with such options of which 15,000 were modified, in 2004 the Company recorded compensation expense and a credit to additional paid-in capital of $30,750.

     The following is a summary of transactions involving warrants to purchase common stock for the years ended December 31, 2004, 2003 and 2002.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002



                                                                                   Weighted-
                                                            Number                  average
                                                           of shares             exercise price
                                                          --------------        ----------------
         Outstanding at January 1, 2002                     281,250                  $ 12.27
             Granted                                         31,250                     5.00
             Cancelled/forfeited                            (85,000)                  (19.41)
                                                          --------------
         Outstanding at December 31, 2002                   227,500                     8.60
             Cancelled/forfeited                            (17,500)                  (35.00)

         Outstanding at December 31, 2003                   210,000                 $   6.40
                                                                                ----------------
             Granted                                        100,000                     5.00
                                                          --------------
         Outstanding at December 31, 2004                   310,000                  $  5.95
                                                          ==============        ----------------



     The following table summarizes information concerning currently outstanding and exercisable stock purchase warrants:




                                                 Warrants outstanding                        Warrants exercisable
                                    ----------------------------------------------      -----------------------------
                                                         Weighted-
                                       Number             average       Weighted-            Number         Weighted-
                                    outstanding at       remaining       average         exercisable at      average
              Ranges of             December 31,        contractual     exercise          December 31,      exercise
             exercise prices            2004            life (years)      price               2004            price
           -----------------        --------------    --------------  ----------         ---------------    --------
             $5.00                    273,750               3.45       $   5.00             173,750        $   5.00
           10.00 - $12.00              31,250                .97          10.40              31,250           10.40
           30.00 - 40.00                5,000                .33          30.00               5,000           30.00
                                    --------------    --------------  ----------         ---------------    --------
                                      310,000               3.15       $   5.95             310,000         $   5.95
                                    ==============    ==============  ==========         ===============    =========


     Shares issuable under outstanding options, warrants, and convertible securities at December 31, 2004 approximated 1,028,660.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE M - STOCK COMPENSATION PLANS

     In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the "Plan"). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. The Plan terminates with respect to the granting of common stock and options in 2009 Since the inception of the Plan, Synergy has issued 1,181,033 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance or at an amount equal to the service provider's invoice amount. During the years ended December 31, 2004, 2003 and 2002, the Company issued 42,195, 65,938 and 85,500 shares of its common stock, respectively, to various service providers and has recorded a charge to earnings of $150,621, $93,125 and $298,945. Under the Plan, Synergy has granted options to selected employees and professional service providers. The maximum term of options granted under the Plan is ten years. During the year ended December 31, 2002, the Company recorded a charge to operations of $49,825, which represented the intrinsic value of stock options granted to employees and directors in January 2002. There were no options issued during the years ended December 31, 2004 and 2003.

     The following is a summary of such stock option transactions for the years ended December 31, 2004, 2003 and 2002 in accordance with the Plan and other restricted stock option agreements:


                                                                   Weighted-
                                               Number               average
                                              of shares          exercise price
                                             -------------       --------------
       Outstanding at January 1, 2002          140,809               $ 32.12
           Cancelled/forfeited                 (13,175)               (34.66)
           Granted                             356,625                  2.81
                                             -------------       --------------
       Outstanding at December 31, 2002        484,259                 10.46
           Granted                              85,000                  3.53
           Cancelled/forfeited                 (25,109)                (9.08)
           Exercised                           (62,500)                 1.84
                                             -------------       --------------
       Outstanding at December 31, 2003        481,650              $  10.42
           Exercised                          (110,000)                (3.68)
                                             -------------       --------------
       Outstanding at December 31, 2004         371,650             $  13.10
                                             =============       ==============

       Shares available for grant

         December 31, 2004                   7,218,967
                                             =============
         December 31, 2003                   7,261,162
                                             =============
         December 31, 2002                   7,457,291
                                             =============

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

     NOTE M (continued)

     The following table summarizes information concerning currently outstanding and exercisable stock options:


                                                 Options outstanding                       Options exercisable
                                 ------------------------------------------------    -----------------------------
                                                      Weighted-
                                      Number           average        Weighted-           Number         Weighted-
                                   outstanding at     remaining        average        exercisable at      average
             Ranges of             December 31,      contractual      exercise         December 31,      exercise
            exercise prices            2004          life (years)       price              2004            price
           ------------------    -----------------  --------------   -----------      --------------    ----------

           $ 1.00 - $ 4.00           266,125              .12         $   3.85          266,125          $  3.85
           18.00 -  20.00             29,000              .35            18.34           29,000            18.34
           25.00 -  35.60             36,275              .31            27.36           36,275            27.36
           40.00 -  50.00              8,500              .01            42.94            8,500            42.94
           60.00 -  70.00             31,750              .38            61.57           31,750            61.57
                                =================  ==============   ===========      ==============    ==========
                                     371,650             .18           $ 13.10          371,650          $ 13.10
                                =================  ==============   ===========      ==============    ==========




     The Company has also reserved 100,000 shares for a stock option plan ("Option Plan") for nonemployee, independent directors, which entitles each nonemployee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 84,000 shares available for grant at December 31, 2004 and 2003.

NOTE N - TRANSACTIONS WITH RELATED PARTIES

     The Company pays consulting fees to two entities, one of which is owned by the Company's Chairman and Chief Executive Officer and the other is owned by the Company's President and Chief Operating Officer. Consulting fees paid during the years ended December 31, 2003 and 2002 aggregated approximately $55,000 and $134,000 respectively.

     At December 31, 2002, there was an amount receivable from the entity that is owned by the Company's Chairman and Chief Executive Officer aggregating $44,750. In the first quarter of 2003, the receivable was repaid. At December 31, 2004 and 2003, $56,972 and $100,800 is payable to the Company's Chairman and Chief Executive Officer for short-term advances made to the Company.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE O - OTHER INCOME (EXPENSE)

     Other income (expense) is comprised of the following:


                                                                                   2004          2003             2002
                                                                                -----------    ---------         --------
        Gain on settlements of liabilities due to vendors                       $       -       $282,750         $592,689
             (Note R-3)
         Gain on dissolution of subsidiary (Note K)                                     -              -          215,250
        Loss on forgiveness of notes receivable from a
            shareholder (Note L)                                                        -              -         (113,129)
         Gain (loss) on sales of marketable securities (Note E)                   (15,793)        10,828          (71,237)
        Loss on sale of preferred stock of an investee (Note H)                         -              -          (57,600)
        Other                                                                      47,944          5,354          (51,113)
        Loss on sale of accounts receivable                                       (79,134)              -                -
                                                                                -----------    ---------         --------
                                                                                $ (46,983)      $298,932         $514,860
                                                                                ===========    =========         ========


NOTE P - INCOME TAXES

     At December 31, 2004, the Company had a net operating loss carry forward of approximately $32,042,000 which, if not utilized, will begin expiring in 2011. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The components of the deferred tax asset at December 31, 2004 were approximately as follows:

          Net operating loss carryforwards            10,894,000
          Fixed assets and intangibles                     1,000
          Allowance for doubtful accounts                 43,000
          Inventory                                       42,000
          Capital losses                                  56,000
          Other                                          (74,000)
          Valuation allowance                        (10,962,000)
                                                     ------------
                                                    $          -
                                                     ============

     Income taxes expense for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

                                     2004           2003          2002
                                   --------       -------      --------
          State and local          $ 34,604       $32,658      $22,687
                                   ========       =======      ========

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002


NOTE P (continued)

     A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 2004, 2003 and 2002 are as follows:



                                                                              2004             2003          2002
                                                                              ------         -------        ------
          Federal income tax expense at statutory rate                         (34)%         (34)%          (34)%

          Increase (decrease) resulting from
              Increase in valuation allowance                                   34            34             34
              State and local income taxes, net of Federal
                  benefit                                                       .9            .9             .9
                                                                              ------         -------        ------
                                                                                .9 %          .9 %           .9 %
                                                                              ======         =======        ======


NOTE Q - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial results for the years ended December 31, 2004 and 2003 are as follows:



                                                                THREE MONTHS ENDED
                                                             3/31/2004        6/30/2004      9/30/2004    12/31/2004         TOTAL
    SALES                                                  $13,307,183      $12,860,329    $13,759,995   $16,777,537   $56,705,044
    GROSS PROFIT                                           $   817,524      $   698,205    $ 1,299,230   $ 1,082,040   $ 3,896,999
    INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS                $  (457,974)     $  (700,008)   $  (170,230)  $  (804,542)  $ 2,132,754)

    NET INCOME(LOSS)  ATTRIBUTABLE TO COMMON STOCKHOLDER   $  (457,974)     $  (700,008)   $  (170,230)  $  (804,542)  $(2,132,754)
    BASIC AND DILUTED NET LOSS PER COMMON SHARE            $     (0.23)     $     (0.34)   $     (0.08)  $     (0.32)  $     (0.97)

                                                                     THREE MONTHS ENDED
                                                               3/31/03          6/30/03        9/30/03      12/31/03      TOTAL
    SALES                                                  $  9,079,644      $ 8,755,226    $10,278,027   $12,427,680  $ 40,540,577
    GROSS PROFIT                                           $    509,778      $   914,334    $   619,625   $   765,462  $  2,809,199
    INCOME(LOSS) BEFORE EXTRADORDINARY ITEMS               $   (132,818)     $   (97,551)   $ (627,923)   $  (496,931) $ (1,355,223)
    NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDER   $   (132,818)     $   (97,551)   $ (627,923)   $  (496,931) $ (1,355,223)
    BASIC AND DILUTED NET LOSS PER COMMON SHARE            $     (0.09)      $     (0.07)     $  (0.34)   $     (0.32) $      (0.82)



NOTE R - RETIREMENT PLAN

     On January 1, 2002, the Company established the Synergy Brands, Inc. 401(k) Profit Sharing Plan (the "Plan") covering employees 21 years of age and older who have completed six months of continuous service. The Plan is a defined contribution plan which provides for voluntary employee contributions and discretionary employer contributions. Employees become fully vested in employer contributions after three years. The Company's discretionary matching and profit-sharing contributions to the Plan were $19,838, $13,252 and $18,846 for the years ended December 31, 2004, 2003 and 2002, respectively.

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE S - COMMITMENTS AND CONTINGENCIES

     1. Lease Commitments

     The Company leases office and warehouse space under operating leases expiring at various dates through June 2011. The Company is also leasing vehicles under operating leases expiring in 2004. Future minimum lease payments under noncancelable operating leases as of December 31, 2004 were as follows:

                         Year ending December 31,
                                2005                             $  384,609
                                2006                                358,444
                                2007                                346,148
                                2008                                341,158
                                2009                                342,964
                                                                -----------
                                                                 $1,773,323
                                                                ===========

     Rent expense under operating  leases for the years ended December 31, 2004,
     2003  and  2002  was   approximately   $190,000,   $112,000  and  $130,000,
     respectively.

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

                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE T - SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 2004 2003 and 2002, as shown below:



                                                  Proset            PHS Group          B2C           Corporate            Total
   Year ended December 31, 2004
     Revenue                                     $3,923,823         $50,728,560      $2,052,661              -         $56,705,044
     Net loss attributable to common stockholder   (219,204)           (167,951)       (644,870)      (1,100,729)       (2,132,754)
     Depreciation and amortization                  210,920               6,501         145,301          296,768           659,490
     Interest income                                     -                4,344               -              266             4,610
     Other income (expense)                        (80,778)              71,586         (21,139)           (16,652)        (46,983)
     Equity in earnings of investee                      -                    -               -          172,224           172,224
     Interest and financing expenses               232,913            1,168,607          42,500          109,501         1,553,521
     Identifiable assets                         2,117,631            9,160,367       1,732,066        3,590,427        16,600,491
     Additions to long-lived assets                      -               85,980         175,000           29,078           290,058
     Investment in affiliate                             -                    -               -          336,829           336,829


                                                   Proset            PHS Group          B2C           Corporate            Total
   Year ended December 31, 2003
     Revenue                                     $3,671,106         $34,740,999      $2,128,472                -       $40,540,577
     Net loss attributable to common stockholder   (502,158)            (79,864)       (235,636)        (537,565)       (1,355,223)
     Depreciation and amortization                  213,198             272,812         114,720           91,968           692,698
     Interest income                                      -              13,805               -              108            13,913
     Other income (expense)                          (1,488)             25,490         271,603            3,327           298,932
     Equity in earnings of investee                       -                   -               -           92,424            92,424
     Interest and financing expenses                199,892             449,876          39,518              752           690,038
     Identifiable assets                          2,874,102           6,236,552       1,253,920          628,071        10,992,645
     Additions to long-lived assets                   2,220                 818         386,302                -           389,340
     Investment in affiliate                              -                   -               -          164,604           164,604


   Year ended December 31, 2002
     Revenue                                     $2,537,216         $27,745,818     $ 1,257,641                -        $31,540,675
     Net loss attributable to common               (833,712)          (293,088)        (15,711)      (1,344,056)        (2,486,567)
     stockholder
     Depreciation and amortization                  468,842            272,667         127,764           24,662            893,935
     Interest income                                     -               3,024               -           23,671             26,695
     Other income (expense)                          (6,407)           (18,056)        579,482          (40,159)           514,860
     Equity in earnings of investee                      -                   -               -           67,717             67,717
     Interest and financing expenses                 60,336             94,582          38,013           18,348            211,279
     Identifiable assets                          2,193,471          2,477,292         711,531          489,375          5,871,669
     Additions to long-lived assets                      -               2,150          10,964          251,228            264,342
     Investment in affiliate                             -                   -               -           72,180             72,180


                      Synergy Brands, Inc. and Subsidiaries

                        December 31, 2004, 2003 and 2002

NOTE T (continued)

     All of the Company's identifiable assets and results of operations are located in the United States and Canada. Geographic data, as of and for the years ended December 31, 2004, 2003 and 2002, is as follows:

                                    2004            2003               2002
                                  ------------  ------------        -----------
       Revenue
         United States            $30,774,482    $34,076,666        $30,555,151
         Canada                    25,930,562      6,463,911            985,524
                                  ------------  ------------        -----------
                                  $56,705,044    $40,540,577        $31,540,675
                                  ============  ============        ===========
        Accounts receivable
          United States           $ 1,144,373     $1,822,677        $ 1,256,041
          Canada                    6,210,597      1,934,811            776,628
                                  ------------  ------------        -----------
                                  $ 7,354,970     $3,757,488        $ 2,032,669
                                  ============  ============        ===========
         Identifiable assets
           United States          $16,706,423    $10,818,667        $ 5,824,230
           Canada                           -        173,978             47,439
                                  ------------  ------------        -----------
                                  $16,706,423    $10,992,645       $  5,871,669
                                  ============  ============        ===========

                                  EXHIBIT INDEX

Exhibit No.      Description                                                        Page
-----------      -----------                                                        ----
3.1              Certificate of Incorporation and amendments thereto (1)              --

3.2              By-Laws (2)                                                          --

4                Preferred Stock, Common Stock, and Options and
                 Warrants defining  rights of security  holders (3)                 EX-4

10.3             Synergy Brands Inc. 1994 Services and Consulting  Compensation
                 Plan, as amended (4)

21               Listing of Company Subsidiaries                                   EX-21

32               Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Executive Officer.                            EX-32

31.2             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Financial Officer.                            EX-32.1

99               Listing of Company Intellectual Properties                        EX-99


(1) A copy of the Amendment to the Certificate of Incorporation dated September 14, 2004 and Certificates of Correction (3) filed February 25, 2005 are included as exhibits. A copy of the Restated Certificate of Incorporation filed November 10, 2003 and the clarification amendment to the Certificate of Incorporation filed March 2004 are incorporated by reference to the 10KSB filed for the Company for the year ended 12/31/03. The amendments to Certificate of Incorporation filed 7/29/96 and filed 6/24/98 and Certificate of Designation regarding Preferred Stock filed 6/24/98, are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The amendment to the Certificate of Incorporation filed July 2000 is incorporated by reference to the exhibits filed to the form 10KSB/A of the Company filed 8/9/01. The amendment to the Certificate of Incorporation filed April 1, 2001 is incorporated by reference to the exhibits filed to the Form 10-KSB of the Company filed March 2002. The amendment to the Certificate of Incorporation filed February 11, 2003 and the Certificate of Designation regarding Preferred Stock filed March 13, 2003 are incorporated by reference to the 10KSB filed for the Company for the year ended 12/31/02. The original Certificate of
         Incorporation   and  other  amendments   thereto  are  incorporated  by
         reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994

(3) Description of rights of Preferred Stock are included in the Restated Certificate of Incorporation filed November 10, 2003 and Clarification Amendment to the Certificate of Incorporation filed March , 2004 and in the Certificate of Designation filed 3/13/03 all incorporated by reference  herein  (See  footnote  (1)),  and  in  the  Certificate  of
         Designation regarding Preferred Stock, as amended, and included as exhibit to the Form 10K/A of the Company filed 9/3/98 as well as the amendment to the certificate of incorporation filed in July 2000 and included as an exhibit to the Form 10KSB/A of the Company filed 8/9/01 which latter documents are incorporated by reference herein. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to
         Section 12(b) of the Exchange Act on July 16, 1991, including any amendments or reports filed for the purpose of updating such description. A facsimile of outstanding warrants is included herein as an exhibit. Information and particulars on long term debt instruments outstanding shall be supplied if and as requested by the Commission as allowed by applicable regulation as none of such debt on an individual basis exceeds 10% of the Company's current assets. Such instruments include $900,000 debt currently owed to Laurus Master Fund, Ltd. arising from Secured Convertible Term Note dated April 2, 2004, and $490,000 in total long term debt to three non-affiliated parties by Secured Promissory Notes dated March 1, 2004.

(4) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-92243) filed with the Commission on 12/17/99, as amended