Form 10-K/A
period 2004-12-31
SYNERGY BRANDS INC
filed 2005-04-18
CIK 870228

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

                                 Certification

I, Mair Faibish, certify that:

1. I have reviewed this annual report on Form 10-K of Synergy Brands, Inc.;

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

Date: March 30, 2005

/s/ Mair Faibish
----------------
Mair Faibish
Chief Executive Officer

                                  Certification

I, Mitchell Gerstein, certify that:

1. I have reviewed this annual report on Form 10-K of Synergy Brands, Inc.;

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

Date: March 30, 2005

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer

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