Form 10-Q
period 2005-03-31
SYNERGY BRANDS INC
filed 2005-05-16
CIK 870228

FORM 10-QSB. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2005

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

                                                       [x] YES          [  ]  NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 11, 2005 there were 3,633,986 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                                 MARCH 31, 2005

                                TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION                                                      Page
         Item 1:  Financial Statements

         Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and
         December 31, 2004                                                         2 - 3

         Consolidated Statements of Operations for the three
         months ended  March 31, 2005 and 2004 (Unaudited)                             4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2005 and 2004 (Unaudited)                                 5 - 6

         Notes to Consolidated Financial Statements (Unaudited)                    7 -11

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                           12 - 21

         Forward Looking Information and Cautionary Statements                   22 - 32

         Item 3:  Control and Procedures                                              33

PART II: OTHER INFORMATION


         Item 6: Exhibits and Reports on Form 8-K                                     33


         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004


ASSETS                                                                                    MARCH 31, 2005          DECEMBER 31, 2004
                                                                                            (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                                  $ 370,034          $945,806
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 and $127,481                                                                      6,998,535         7,227,489
    Other receivables                                                                          1,085,423         1,264,242
    Note Receivable                                                                              279,470           314,285
    Inventory                                                                                  2,038,807         1,826,274
    Prepaid assets and other current assets                                                      914,265           423,295
                                                                                          --------------        -----------
          Total Current Assets                                                                11,686,534        12,001,391

Property and Equipment, Net                                                                      349,858           366,510

Other Assets                                                                                     714,683           632,466

Notes Receivable                                                                               1,908,289         1,889,815

Intangible Assets, net of accumulated amortization of $2,058,626 and $2,003,048                1,246,366         1,301,944

Goodwill                                                                                         514,297           514,297
                                                                                          --------------        -----------
Total Assets                                                                                 $16,420,027      $ 16,706,423
                                                                                          ==============        ===========



         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004



LIABILITIES AND STOCKHOLDERS' EQUITY                                                         MARCH 31, 2005        DECEMBER 31, 2004
                                                                                              (Unaudited)
Current Liabilities:
    Line-of-Credit                                                                                $  5,981,907          $4,976,610
    Notes Payable - Current                                                                          1,303,949             384,021
    Accounts Payable and Accrued Expenses                                                            1,582,674           3,519,522
    Related Party Note Payable                                                                         118,417              56,972
                                                                                               ---------------     ---------------
         Total Current Liabilities                                                                   8,986,947           8,937,125

Notes Payable                                                                                          741,667           1,196,241

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share                                                    100                 100
Class B preferred stock - $.001 par value; 900,000 shares authorized, none issued                            -                   -
Class B, Series A Preferred stock - $.001 per value; 500,000 shares authorized;
330,000 and 330,000 shares issued and outstanding; liquidation preference of $10.00 per share              330                 330
Common stock - $.001 par value; 5,000,000 shares authorized;
3,543,168 and 3,263,992 shares issued                                                                    3,543               3,264
Additional paid-in capital                                                                          43,836,515          43,134,165
Deficit                                                                                            (36,967,603)        (36,349,706)
Unearned compensation                                                                                 (168,132)           (201,756)
Accumulated other comprehensive loss                                                                    (8,340)             (8,340)
Less treasury stock, at cost, 1,000 shares                                                              (5,000)             (5,000)
                                                                                               ---------------     ---------------
Total stockholders' equity                                                                           6,691,413           6,573,057
                                                                                               ---------------     ---------------
Total Liabilities and Stockholder's Equity                                                         $16,420,027        $ 16,706,423
                                                                                               ===============     ===============



         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)




                                                              2005                      2004

Net Sales                                                  $  14,934,354             $  13,307,183
                                                            ------------             -------------
Cost of Sales
     Cost of product                                          13,871,481                12,282,678
     Shipping and handling costs                                 257,673                   206,981
                                                            ------------             -------------
                                                              14,129,154                12,489,659
                                                            ------------             -------------

   Gross Profit                                                  805,200                   817,524

Operating expenses
   Selling, general and administrative expenses                  915,631                   841,830
   Depreciation and amortization                                 124,603                   145,787
                                                            ------------             -------------
                                                               1,040,234                   987,617

Operating loss                                                  (235,034)                 (170,093)

Other Income (expense)
  Interest Income                                                 22,081                     4,350
 Other Income (expense)                                           (5,305)                   (3,624)
 Equity in earnings of investee                                   11,815                    40,863
  Interest and financing expense                                (356,311)                 (282,545)
                                                            ------------             -------------
                                                                (327,720)                 (240,956)


     Loss before income taxes                                   (562,754)                 (411,049)

Income tax expense                                                55,143                    10,925
                                                            ------------             -------------
NET LOSS                                                        (617,897)                 (421,974)

Cash Dividend-Preferred Stock                                    (74,250)                  (36,000)
                                                            ------------             -------------
Net loss attributable to Common Stockholders                  $ (692,147)               $ (457,974)
                                                            ============             =============
Basic and diluted net loss per common share:                    $  (0.21)                  $ (0.23)
                                                            ============             =============


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                     2005                     2004
                                                                                  --------------          --------------
   Cash Flows From Operating Activities:
   Net loss                                                                       $    (617,897)          $    (421,974)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and Amortization                                                      124,603                 145,787
      Amortization of financing cost                                                      11,708                  15,374
      Gain on sale of marketable securities                                                    -                 (1,215)
      Equity in earnings of investee                                                    (11,815)                (40,863)
         Non-cash compensation                                                                 -                  30,750
      Operating expenses paid with common stock                                            6,524                 115,825
      Changes in Operating Assets and Liabilities:
      Net (increase) decrease in:
      Accounts receivable and other receivables                                          407,773             (2,595,451)
      Inventory                                                                        (212,533)                 351,450
      Prepaid assets, related party note receivable and other assets                   (526,970)                  32,708
   Net increase (decrease) in:
      Accounts payable, related party note payable, accrued
      expenses and other current liabilities                                         (1,875,403)               (168,832)
                                                                                  --------------          --------------
        Net cash used in operating activities                                        (2,694,010)             (2,536,441)

   Cash Flows From Investing Activities
   Purchase of fixed assets                                                              (4,165)                       -
   Purchase of marketable securities                                                           -                (47,005)
   Proceeds from sale of marketable securities                                                 -                  57,715
   Payments received on notes receivable                                                  69,841                 431,466
   Issuance of notes receivable                                                          (8,500)                       -
   Payment of security deposit                                                          (20,000)                       -
                                                                                  --------------          --------------
          Net cash provided by investing activities                                       37,176                 442,176

   Cash Flows From Financing Activities
   Borrowings under line of credit                                                    10,584,054               7,491,828
   Repayments under line of credit                                                   (9,578,757)             (6,127,370)
   Proceeds from the issuance of notes payable                                         1,215,000                 490,000
   Proceeds from the exercise of stock purchase options                                        -                  34,250
   Payment of dividends                                                                 (74,250)                (36,000)
   Payment of financing costs                                                           (64,985)                       -
                                                                                  --------------          --------------
   Net cash provided by financing activities                                           2,081,062               1,852,708
   Foreign currency translation                                                               -                    1,007
                                                                                  --------------          --------------
         Net decrease  in cash                                                         (575,772)               (240,550)

   Cash and cash equivalents, beginning of period                                       945,806                 777,522
                                                                                  --------------          --------------
   Cash and cash equivalents, end of period                                           $ 370,034             $   536,972
                                                                                  ==============          ==============


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                      2005             2004

Supplemental disclosure of cash flow information:

Cash paid for interest                                                $ 282,653        $ 232,171
                                                                    ===========      ===========

Cash paid for income taxes                                            $  55,143         $ 10,925
                                                                    ===========      ===========

Supplement disclosures of
  non-cash operating, investing and financing activities:

Common Stock issued for an acquisition                                     -            $100,000
                                                                     ==========       ==========
Common Stock issued with debt financing                                    -             $75,000
                                                                     ==========       ==========
Common Stock issued with debt conversions                             $761,354                -
                                                                     ==========       ==========
Common Stock issued for services                                        $6,525       $   115,825
                                                                     ==========       ==========


         The accompanying notes are an integral part of these statements

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2005 and 2004

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for three months ended March 31, 2005 and 2004, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Company. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the respective full years.

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

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments to be recognized as an expense in the historical financial statements as services are performed.. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement, as amended by the Securities and Exchange Commission, are effective as of the beginning of the first fiscal year that begins after June 15, 2005. The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's financial position or results of operations.

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $ 11,000 and $83,000 for the three months ended March 31, 2005 and 2004, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2005 and 2004

NOTE D - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer" (including a reseller) for Certain Consideration Received from a Vendor. The Company recognizes vendor allowances, at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the three months ended March 31, 2005, the Company recognized approximately $489,000 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from manufacturers, included in other receivables in the accompanying consolidated balance sheet aggregated $1,077,876 and $1,246,697 at March 31, 2005 and December 31, 2004.

NOTE E - INVENTORY

Inventory, consisting of goods held for sale, as of March 31, 2005 consisted of the following:

      Grocery, health and beauty products    $1,583,681

      General Merchandise                    $  455,126
                                             ----------
                                             $2,038,807
                                             ==========

NOTE F - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable attributable to West Coast Supplies, Inc. for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company is obligated to issue West Coast 50,000 shares of common stock, which will vest through April 1, 2006. In the event the value of the shares is less than $200,000 at April 1, 2006, the Company will be obligated to pay the difference in cash or additional shares. The Company does not anticipate selling selected products to this customer base in the future. The balance of the note receivable at March 31, 2005 was $2,131,859.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                             MARCH 31, 2005 AND 2004

NOTE G - INVESTMENT

The Company holds a 21.5% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $11,815 and $40,863 during the three months ended March 31, 2005 and March 31, 2004, respectively. At March 31, 2005, the investment in ITT is approximately $349,000 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the three months ended March 31, 2005 and 2004 is as follows:

                                      2005                    2004

    Revenues                         $  3,160,000         $ 2,927,000

    Total expenses                     (3,142,000)         (2,740,000)

    Other income                           64,000              50,500

    Income before income taxes             82,000             237,500

    Income tax expense                    (27,000)            (77,500)
                                       -----------         -----------
    Net income                           $ 55,000          $  160,000
                                       ============        ============

NOTE H - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in March 2005, allow for the borrowing of up to $6,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. The terms of the agreements are for one year and provide for automatic renewals unless written consent by either the Company or the Lender is provided within 60 days of the renewal date. As amended the agreements extend thru May 31, 2005. Interest accrues on outstanding borrowings at the greater of (i) 4% per annum in excess of the prime rate or (ii) 9.5% per annum. At March 31, 2005, the interest rate on outstanding borrowings was 9.5%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 525,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. In 2004, the lender converted $1,621,000 of outstanding debt into 435,182 shares of common stock.

On February 5, 2003, the Company received $500,000 pursuant to the issuance of two secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 12%. The Company was not required to repay any principal until the maturity date of the notes, February 4, 2005. 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $56,000 was recorded as debt discount was amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT. (See Note G). In 2004, the Company converted $263,646 of the debt into 66,756 shares of common stock. In March 2005 the Company converted $236,354 of this debt into 94,542 shares of common stock.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2005 and 2004

NOTE H Continued

On March 1, 2004, the Company received $490,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT. Borrowings under the notes bear interest at a rate of 12%. The Company is not required to repay any principal until the maturity date of the notes, February 28, 2006. 19,600 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $75,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note G).

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $3.50 per share and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.50 per share. The Company's common stock quoted market price at the date of closing was $4.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%, which is currently at 7%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. The Company repaid $100,000 of this debt in 2004. In March 2005, the Company converted $525,000 of this outstanding debt into 150,000 shares of common stock.

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

In January 2005, the Company entered into a promissory note with major regional bank for $1,000,000. Borrowing under the note bear interest at prime (5.75% at March 31, 2005). The Company is not required to repay any principal until the maturity date of the note, September 1, 2005. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at March 31, 2005 were $715,000.

NOTE I - STOCKHOLDERS' EQUITY

In March 2005 certain shareholders of ITT converted $236,354 of debt into 94,542 shares of common stock. In March 2005 Laurus Master Funds converted $525,000 of debt into 150,000 shares of common stock (See Note H).

During the three months ended March 31, 2005, the Company issued 4,634 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $6,525. In February 2005, the Company issued 30,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated February 26, 2003.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2005 and 2004

NOTE J - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:



                                                   Three Months Ended March 31, 2005 and 2004

                                           Proset         PHS Group            B2C      Corporate           Total

Revenue                        2005     $   176,391    $  14,378,829        $ 379,134   $        -        $14,934,354
                               2004     $   756,286    $  12,143,133        $ 407,764   $        -        $13,307,183

Net Income (loss) attributable 2005     $  (124,425)   $    (104,489)       $(141,696)  $  (321,537)      $  (692,147)
to common Stockholders         2004     $   (52,104)   $      (2,463)       $(126,974)  $  (276,433)      $  (457,974)

Interest & Finance Expenses    2005     $    16,129    $     300,634        $       -   $    39,548       $  356,311
                               2004     $    55,030    $     214,660        $  12,750   $       105       $  282,545

Depreciation &                 2005     $    45,855    $       2,934        $  39,498   $    36,316       $  124,603
amortization                   2004     $    53,355    $         786        $  29,342       $62,304       $  145,787

Identifiable assets are as follows:

   March 31, 2005                       $ 2,136,611    $   9,262,048        $1,774,549  $ 3,246,819       $ 16,420,027

   December 31, 2004                    $ 2,117,631    $   9,160,367        $1,837,998  $ 3,590,427       $ 16,706,423


NOTE K - NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 714,983 and 666,650 for the three months ended March 31, 2005 and 2004, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                                            Three Months ended March 31,

                                                    2005              2004
                                                  -----------      -----------
    Net loss applicable to common stock           $ (692,147)      $ (457,954)
                                                  ===========      ===========
    Weighted-average number of shares in basic     3,302,884        1,975,750
    and diluted EPS                               ===========      ===========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

Synergy Brands, Inc. (SYBR or the Company) is a holding company that operates in the wholesale and online distribution of Groceries and Health & Beauty Aids
(HBA) as well as wholesale and online distribution of premium cigars and salon products through three business segments. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers. The consumer products are concentrated within the Grocery and Health & Beauty Aids (HBA) industries as well as the premium cigar business. The company uses logistics web based programs to optimize its distribution costs on both wholesale and retail levels.

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

PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 96% of the overall Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers and distributors, in the Northeastern part of the United States.

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

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 2005
              AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS


                                                          OPERATING                           OPERATING AND
                                                           SEGMENTS                           CORPORATE SEGMENTS

THREE MONTHS ENDED 3/31/05
Revenue                                                   14,934,354          12.23%         14,934,354         12.23%
Gross Profit                                                 805,200          -1.51%            805,200         -1.51%
SG&A                                                         763,205          20.64%            915,631          8.77%
   Operating loss                                            (46,292)       -145.66%           (235,034)        38.18%
Net loss attributable to Common Stockholders                (370,610)       -104.15%           (692,147)       -51.13%
Net income (loss) per common  share                            (0.11)                             (0.21)
Depreciation and amortization                                 88,287           5.75%            124,603        -14.53%
Interest income                                                    -                            (22,081)       407.61%
Interest and financing expenses                              316,763          12.15%            356,311         26.11%
                                                          ----------                           ---------
EBITDA                                                        34,440         -80.87%           (233,314)      -586.38%
                                                          ==========                           =========
EBITDA net (loss) income per share                              0.01                              (0.07)

THREE MONTHS ENDED 3/31/04
Revenue                                                   13,307,183                         13,307,183
Gross Profit                                                 817,524                            817,524
SG&A                                                         632,648                            841,830
Operating profit (loss)                                      101,393                           (170,093)
Net loss attributable to Common Stockholders                (181,541)                          (457,974)
Net loss per common  share                                     (0.09)                             (0.23)
Depreciation and amortization                                 83,483                            145,787
Interest income                                               (4,344)                            (4,350)
Interest and financing expenses                              282,440                            282,545
                                                          ----------                           ---------
EBITDA                                                       180,038                            (33,992)
                                                          ==========                           =========
EBITDA net (loss) income per share                              0.09                               0.02


Revenues increased by 12.2% to $14,934,354 for the three months ended March 31, 2005 as compared to $13,307,183 for the three months ended March 31, 2004. B2B operations represented 96% of revenues and 88% of gross profit. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada.

Gross profit for the three months ended March 31, 2005 was $805,200 as compared to $817,524 for the three months ended March 31, 2004. The overall gross profit percentage decreased to 5.4% from 6.1%. The following segment analysis will further define the components, which caused the increase in operating gross profit. In this period the Company utilized its own truck fleet and developed a Direct Store Delivery (DSD) warehousing operation which cost the Company $58,000. Management believes that this operation should increase the Company's sales and gross profit.

Selling General and Administrative expenses (SG&A) increased by 8.8% while revenues increased by 12.2% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, PHS Group increased its SG&A expenses by 42% to $509,911 for the three months ended March 31, 2005 as compared to $359,887 for the three months ended March 31, 2004. The increase in SG&A for PHS group was caused by a 18% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss attributable to Common Stockholders of the Company was $692,147 for the three months ended March 31, 2005 as compared to a net loss attributable to Common Stockholders of $457,974 for the three months ended March 31, 2004. A material factor that affected the Company's costs thereby resulting in the loss were increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesaling operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended March 31, 2005 totaled $152,426, which include legal, accounting and regulatory expenses as compared to $209,182 for the three months ended March 31, 2004.

Loss before interest, taxes, depreciation and amortization (EBITDA) was $233,314 for the three months ended March 31, 2005 as compared to a loss of $33,992 for the three months ended March 31, 2004. Financing costs increased by 26% to $356,311 at March 31, 2005 as compared to $282,545 at March 31, 2004. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. EBITDA from the Company's operating business decreased by 81% to a profit of $34,440 for the three months ended March 31, 2005 as compared to a profit of $180,038 for the three months ended March 31, 2004.

Earnings before interest, taxes, depreciation, amortization (EBITDA) is a financial measurement used by distribution related companies that function in the wholesaling of manufactured goods. EBITDA is relevant to the Company's businesses due to the fact that traditional valuations for measuring the values of enterprises such as ours are usually based on EBITDA multiples. EBITDA is not recognized as a GAAP measurement of earnings and should not be relied upon as such.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follows;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 96% of the overall company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                 B2B             CHANGE
THREE MONTHS ENDED 3/31/2005
Revenue                                          14,378,829       18.41%
Gross Profit                                        711,467       25.08%
SG&A                                                509,911       41.69%
Operating profit (loss)                             198,622       -4.58%
Net profit (loss)                                  (104,489)   -4142.35%
Depreciation and amortization                         2,934      273.28%
Interest and financing expenses                     300,634       40.05%
                                                -----------
EBITDA                                              199,079       -4.58%
                                                ===========
Per Share                                              0.06

THREE MONTHS ENDED 3/31/2004
Revenue                                          12,143,133
Gross Profit                                        568,825
SG&A                                                359,887
Operating profit (loss)                             208,152
Net profit (loss)                                    (2,463)
Depreciation and amortization                           786
Interest Income                                      (4,344)
Interest and financing expenses                     214,660
                                                 -----------
EBITDA                                              208,639
                                                 ===========
    Per Share                                          0.11

PHS increased its revenues by 18% to $14.4 million for three months ended March 31, 2005 as compared to $12.1 million for the three months ended March 31, 2004. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. The overall gross profit percentage increased from 4.7% to 5.5%. Gross profit increased by 25.1% to $711,467 for the three months ended March 31, 2005 as compared to $568,825 for the three months ended March 31, 2004. In 2004 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2004 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. EBITDA decreased from a profit of $208,639 for the three months ended March 31, 2004 to a profit of $199,079 for the three months ended March 31, 2005 predominately due to reestablishment of a warehousing operation in Syosset, NY. As long as the Company maintains or expands its vendor relationships, management believes that it should improve its operating results. Management needs to also reduce its financing costs for PHS as they represent 151% of EBITDA and a substantial component of the Company's overall expenditures.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES


                                                Salon
                                                Products       CHANGE
THREE MONTHS ENDED 3/31/2005
Revenue                                         176,391       -76.68%
Gross Profit                                      2,200       -98.34%
SG&A                                             63,886       -15.89%
Operating profit (loss)                        (107,541)    -3137.88%
Net profit (loss)                              (124,425)     -138.80%
Depreciation and amortization                    45,855       -14.06%
Interest and financing expenses                  16,129       -70.69%
EBITDA                                          (62,441)     -210.95%
                                               ----------
Per Share                                         (0.02)
                                               ===========
THREE MONTHS ENDED 3/31/2004
Revenue                                         756,286
Gross Profit                                    132,853
SG&A                                             75,958
Operating profit (loss)                           3,540
Net profit (loss)                               (52,104)
Depreciation and amortization                    53,355
Interest and financing expenses                  55,030
                                                --------
EBITDA                                           56,281
                                                ========
    Per Share                                      0.03

Proset revenues decreased by 77% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Proset has transferred its business model from retail services to wholesale distribution. This is the first quarter of operations whereby Proset will rely on the importation and packaging of product. The Company expects that Proset current backlog of orders should materialize in the second quarter of 2005. Gross profit decreased by 98% to $2,200 for the three months ended March 31, 2005 as compared to $132,853 for the three months ended March 31, 2004. At the same time SG&A dropped by 16% to $63,880 for the first quarter of 2005. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in highest quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include distributors and resellers in order to keep a supply chain for its customer base. EBITDA decreased to a loss of $62,441 at March 31, 2005 as compared to a profit of $56,281 at March 31, 2004.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                 B2C            CHANGE
    THREE MONTHS ENDED 3/31/2005
  Revenue                                      379,134           -7.02%
  Gross Profit                                  91,533          -20.99%
  SG&A                                         189,408           -3.76%
  Operating profit (loss)                     (137,373)          24.55%
  Net profit (loss)                           (141,696)         -11.59%
  Depreciation and amortization                 39,498           34.61%
                                              ----------
  EBITDA                                      (102,198)         -20.40%
                                              ===========
  Per share                                      (0.03)

    THREE MONTHS ENDED 3/31/2004
  Revenue                                      407,764
  Gross Profit                                 115,846
  SG&A                                         196,803
  Operating profit (loss)                     (110,299)
  Net profit (loss)                           (126,974)
  Depreciation and amortization                 29,342
  Interest and financing expenses               12,750
                                              ---------
  EBITDA                                       (84,882)
                                              =========
  Per Share                                      (0.05)

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

Revenues in the Company's B2C operation for three months ended March 31, 2005 were $379,134 as compared to $407,764 for the three months ended March 31, 2004. CAW on a current operating basis represents approximately 56% of B2C revenues for the three months ended March 31, 2005. Gross profit for the three months ended March 31, 2005 was $91,533 as compared to $115,846 for the three months ended March 31, 2004. EBITDA decreased by 20% for the same period. The table above provides comparative details for the Company's B2C operation. The Company believes that additional focus is needed to bring this segment to a positive EBITDA position, especially in its online operations. CAW is operating profitable, but the logistical support in Miami Florida is consuming the segments resources and thereby not allowing it to show a profit at these sales levels. The customer metrics for this segment are very strong. The segment has over 20,000 customers, generates an average order of $100, has over a 50% repeat rate and generates a 99% fulfillment rate, far in excess of its competition. The Company believes that building its B2C segment brands along with the popularity of Bill Rancic, the winner of the NBC show "The Apprentice" should bring this segment to effective critical mass.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's predominant need for working capital is to finance its Receivables and Inventory levels. In order to finance its requirements the Company has relied on secured debt financings, trade financing, equity based financing as well as its cash flow from operations. The Company's major lender, International Investment Group Trade Opportunities Fund (IIG), provides receivable and inventory financing to its three operating segments. In addition, most of the Company's major vendors provide trade credit for purchases ranging from COD to 30 days. One vendor to the Company represents over 41% of the Company's purchases. Loss of this vendor would have a material adverse effect on the Company's operations. Working capital increased 46% at March 31, 2005 and totaled approximately $2.7 million, an increase of $855,000 from 2004. The Company's operations require financing of inventory and receivables. IIG provides the Company's operating subsidiaries a facility that allows for borrowings of up to 85% against eligible accounts receivables and 50% against eligible inventory and orders in transit up to a limit of $6 million. It is important to note that as the borrowings increase from IIG, commensurate with increased revenues and additional need for inventory, additional capital will be needed to support the borrowing base with IIG. Therefore as the financial leverage of the company increases, additional capital is needed to support the company's growth. The Company turns its overall inventory on average approximately every 12 days; its receivables average 43 days of collections the turn is computed on ending balances.

Liquidity and Capital Resources

Mach 31,                                       2005               2004

Working Capital                                 $ 2,699,587       $ 1,843,693
Assets                                           16,420,027        12,610,672
Liabilities                                       9,728,614         9,674,813
Equity                                            6,691,413         2,935,859
Line of Credit Facility                           5,981,907         5,378,138
Receivable turnover (days)                               43                40
Inventory Turnover (days)                                12                13
Tangible Assets                                  14,659,364        10,877,697


The Company has a revolving loan and security agreement with IIG for financing its operations. The line of credit under the loan allows borrowings up to $6,000,000 for accounts receivable, purchase orders, and inventory based upon a borrowing base formula. The term of the agreement is for one year and allows for renewals as amended the agreement extend thru May 31, 2005. As of March 31, 2005 the Company's borrowing under its agreement were $6,000,000 million an increase of 11.2% as compared to 2004. Management believes that its IIG facility has enabled the Company to achieve its recent growth. By providing financing on all of the Company's tangible assets, the Company has been able to expand its sales through receivable order and inventory financing support. In addition IIG provides the Company with a financing option in Canada, borrowing against anticipated vendor allowances as well as securing product through sales order financing. Management believes that to achieve profitable operations, financing costs must be reduced. By improving its operating results and especially EBITDA, management believes that it can generate positive cash flow, assuming financing costs can be reduced. However, there can be no assurance that the Company will reduce its financing costs, so that it can improve its operating results. Failure to reduce financing costs will inhibit the Company's growth. Management believes that its current capital structure needs to be improved in order to secure a profitable operation.

In March 2005 certain shareholders of ITT converted $236,354 of debt into 94,542 shares of common stock.

In March 2005, the Company converted $525,000 of debt which Laurus Master Funds ("Laurus") into 150,000 shares of common stock. On January 25, 2005 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.50 per share or matures January 25, 2008. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $3.50 per share. The Company's common stock quoted market price at the date of closing was $2.52 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. As the Company grows it intends to raise additional capital to accommodate its growth plans however, there can be no assurance that additional capital can be attained.

Management believes that continued cost containment, improved financial and operating controls, and a focused sales and marketing effort should provide sufficient cash flow from operations in the near term. Achievement of these goals, however, will be dependent upon the Company's attainment of increased revenues, improved operating costs, reduced financing cost and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, an there can be no assurance that the Company's goals will be achieved.

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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At March 31, 2005, the Company has established a full valuation allowance.

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

In addition to the other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating the Company business because these factors may have a significant impact on the Company's business, operating results and financial condition. As a result of the risk factors discussed below and elsewhere in this Form 10-Q and the risks discussed in the Company's other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

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

8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

Synergy's qualification for trading on the NASDAQ Small Cap system has in the past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified in the past that stockholders' equity has fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has established, and the Commission has approved, certain maintenance requirements which the Company must adhere to remain listed, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and

Related Stockholder Matters" contained in the Company's Annual Report on form 10K for the year ended December 31, 2004 for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks", including what the Company believes to be stringent disclosure rules very different from NASDAQ trading practice procedures. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock  rules.  If the Common  Stock  became  subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has achieved and is confident of maintaining a level of Stockholders' equity above $2,500,000. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

11.EXTENSIVE AND INCREASING REGULATION OF TOBACCO PRODUCTS AND LITIGATION MAY IMPACT CIGAR INDUSTRY.

The tobacco industry in general has been subject to extensive regulation at the federal, state and local levels. Recent trends have increased regulation of the tobacco industry. Although regulation initially focused on cigarette manufacturers, it has begun to have a broader impact on the industry as a whole and may focus more directly on cigars in the future. The increase in popularity of cigars may likely lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the U.S. Congress, including bills that would (i) prohibit the advertising and promotion of all tobacco products or restrict or eliminate the deductibility of such advertising expense, (ii) increase labeling requirements on tobacco products to include, among others things, addiction warnings and lists of additives and toxins, (iii) shift control of tobacco products and advertisements from the Federal Trade Commission (the "FTC") to the Food and Drug Administration (the "FDA"), (iv) increase tobacco excise taxes and (v) require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. There has also been recent cooperation between federal and State authorities to curtail internet sales of tobacco products because of tax issues as well as underage purchase questions. Future enactment of such proposals or similar bills may have an adverse effect on the results of operations or financial condition of the Company. Although, except for warning labeling and smoke free facilities, current legislation and regulation focuseson cigarette smoking and sales, there is no assurance that the scope of legislation will not be expanded in the future to encompass cigars as well.

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

25. A SYSTEM FAILURE COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO THE COMPANY'S CUSTOMERS.

Service offerings involving complex technology often contain errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial implementation of new services or enhancements to existing services. Although the Company attempts to resolve all errors that it believes would be considered serious by its customers before implementation, its systems are not error-free. Errors or performance problems could result in lost revenues or cancellation of customer agreement and may expose the Company to litigation and potential liability. In the past, the Company has discovered errors in software used in the Company after its incorporation into Company sites. The Company cannot assure that undetected errors or performance problems in its existing or future services will not be discovered or that known errors considered minor by it will not be considered serious by its customers. The Company has experienced periodic minor system interruptions, which may continue to occur from time to time.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after May 11, 2005, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

                                           SYNERGY BRANDS, INC.

                                               /s/ Mair Faibish
                                           --------------------
                                                   Mair Faibish
                                        Chief Executive Officer

Date:   May 13, 2005

                                         /s/  Mitchell Gerstein
                                         ----------------------
                                              Mitchell Gerstein
                                         Chief Finacial Officer

Date:  May 13, 2005

                             Certification Pursuant

                   To Exchange Act Rule 13-a-14(a)/-15d-14(a)

I, Mair Faibish, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Synergy Brands, Inc.;

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

Date:    May 13, 2005

/s/ Mair Faibish
-----------------
    Mair Faibish
Chief Executive Officer

                                  Exhibit 31.2

                             Certification Pursuant

                   To Exchange Act Rule 13-a-14(a)/-15d-14(a)

I, Mitchell Gerstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Synergy Brands, Inc.;

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

Date: May 13, 2005


/s/ Mitchell Gerstein
----------------------
    Mitchell Gerstein
Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 13, 2005

/s/ Mair Faibish
----------------
    Mair Faibish
Chief Executive Officer

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 13, 2005

/s/ Mitchell Gerstein
---------------------
   Mitchell Gerstein
Chief Financial Officer