Form 10-Q
period 2005-06-30
SYNERGY BRANDS INC
filed 2005-08-15
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2005.

                         Commission File Number: 0-19409

                              SYNERGY BRANDS, INC.
             (Exact name of registrant as it appears in its charter)

           Delaware                                 22-2993066
    (State of incorporation)         (I.R.S. Employer identification no.)

                      223 Underhill Blvd. Syosset NY 11791
                    (Address of principal executive offices)

                                  800-373-7489
               (Registrant's telephone number including area code)

                   1175 Walt Whitman Road, Melville, NY 11747
                                (Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                [x] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 12, 2005 there were 3,985,277 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                                  JUNE 30, 2005

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                          Page
         Item 1:  Financial Statements

         Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and
         December 31, 2004                                                              2 - 3

         Consolidated Statements of Operations for the six
         months ended June 30, 2005 and 2004 (Unaudited)                                    4

         Consolidated Statements of Operations for the three
         months ended June 30, 2005 and 2004 (Unaudited)                                    5

         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2005 and 2004 (Unaudited)                                       6 - 7

         Notes to Consolidated Financial Statements (Unaudited)                         8 -13

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                14 - 28

         Forward Looking Information and Cautionary Statements                        29 - 40

         Item 4:  Control and Procedures                                                   41


PART II: OTHER INFORMATION

         Item 4: Submission of Matters to Vote of Security Holders                         41

         Item 6: Exhibits and Reports on Form 8-K                                          42



         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004



ASSETS                                                                                June 30, 2005           DECEMBER 31, 2004
                                                                                        (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                                 $1,616,705           $945,806
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 and $127,481                                                                      7,341,619          7,227,489
    Other receivables                                                                          1,470,775          1,264,242
    Note Receivable                                                                              282,274            314,285
    Inventory                                                                                  2,077,155          1,826,274
    Prepaid assets and other current assets                                                      782,936            423,295
                                                                                           -------------      -------------
          Total Current Assets                                                                13,571,464         12,001,391

Property and Equipment, Net                                                                      420,030            366,510

Other Assets                                                                                     726,334            632,466

Notes Receivable                                                                               1,838,717          1,889,815

Intangible Assets, net of accumulated amortization of $ 2,114,204 and $2,003,048               1,190,788          1,301,944

Goodwill                                                                                         514,297            514,297
                                                                                           -------------      -------------
Total Assets                                                                                $ 18,261,630       $ 16,706,423
                                                                                           =============      =============

         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004


LIABILITIES AND STOCKHOLDERS' EQUITY                                                         June 30, 2005        DECEMBER 31, 2004
                                                                                              (Unaudited)
Current Liabilities:
    Line-of-Credit                                                                                  $5,515,213         $4,976,610
    Notes Payable - Current                                                                          1,499,991            384,021
    Accounts Payable and Accrued Expenses                                                            2,770,146          3,519,522
    Related Party Note Payable                                                                         101,557             56,972
                                                                                                --------------         ----------
         Total Current Liabilities                                                                   9,886,907          8,937,125

Notes Payable                                                                                        1,619,050          1,196,241

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share                                                    100                100
Class B preferred stock - $.001 par value; 900,000 shares authorized, none issued                            -                  -
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, none issued                   -                  -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
330,000 and 330,000 shares issued and outstanding; liquidation preference of $10.00 per share              330                330
Common stock - $.001 par value; 5,000,000 shares authorized;
3,693,386 and 3,263,992 shares issued                                                                    3,693              3,264
Additional paid-in capital                                                                          44,073,621         43,134,165
Deficit                                                                                            (37,174,223)       (36,349,706)
Unearned compensation                                                                                 (134,508)          (201,756)
Accumulated other comprehensive loss                                                                    (8,340)            (8,340)
Less treasury stock, at cost, 1,000 shares                                                              (5,000)            (5,000)
                                                                                                --------------         ----------
Total stockholders' equity                                                                           6,755,673          6,573,057
                                                                                                --------------         ----------
Total Liabilities and Stockholders' Equity                                                         $18,261,630       $ 16,706,423
                                                                                                ==============         ==========


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                              2005                      2004

Net Sales                                                 $30,824,844             $  26,167,512
                                                         ------------              ------------
Cost of Sales
     Cost of product                                       28,338,802                24,180,151
     Shipping and handling costs                              498,268                   471,632
                                                           28,837,070                24,651,783
                                                         ------------              ------------
   Gross Profit                                             1,987,774                 1,515,729

Operating expenses
   Selling, general and Administrative Expenses             1,843,663                 1,698,980
   Depreciation and amortization                              247,422                   344,963
                                                         ------------              ------------
                                                            2,091,085                 2,043,943

Operating Profit (loss)                                      (103,311)                 (528,214)

Other Income (expense)
  Interest Income                                              43,292                     4,427
 Other Income (expense)                                        (7,237)                  (10,487)
 Equity in earnings of investee                                58,431                   108,983
  Interest and financing expense                             (746,412)                 (649,766)
                                                             (651,926)                 (546,843)


     Loss before income taxes                                (755,237)               (1,075,057)

Income tax expense                                             69,280                    10,925
                                                         ------------              ------------
NET LOSS                                                     (824,517)               (1,085,982)

Dividend-Preferred Stock                                     (148,500)                  (72,000)
                                                         ------------              ------------
Net loss attributable to Common Stockholders               $ (973,017)             $ (1,157,982)
                                                         ============              ============
Basic and diluted net loss per common share:                  $ (0.29)                  $ (0.57)
                                                         ============              ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                    2005                      2004

Net Sales                                                      $15,890,490             $  12,860,329
                                                              ------------              ------------
Cost of Sales
     Cost of product                                            14,467,321                11,897,473
     Shipping and handling costs                                   240,595                   264,651
                                                                14,707,916                12,162,124
                                                              ------------              ------------
   Gross Profit                                                  1,182,574                   698,205

Operating expenses
   Selling, general and Administrative Expenses                    928,032                   857,150
   Depreciation and amortization                                   122,819                   199,176
                                                              ------------              ------------
                                                                 1,050,851                 1,056,326

Operating Profit (loss)                                            131,723                  (358,121)

Other Income (expense)
  Interest Income                                                   21,211                        77
 Other Income (expense)                                             (1,932)                   (6,863)
 Equity in earnings of investee                                     46,616                    68,120
  Interest and financing expense                                  (390,101)                 (367,221)
                                                              ------------              ------------
                                                                  (324,206)                 (305,887)

     Loss before income taxes                                     (192,483)                 (664,008)

Income tax expense                                                  14,137                         -
                                                              ------------              ------------
NET LOSS                                                          (206,620)                 (664,008)

Dividend-Preferred Stock                                           (74,250)                  (36,000)
                                                              ------------              ------------
Net loss attributable to Common Stockholders                    $ (280,870)               $ (700,008)
                                                              ============              ============
Basic and diluted net loss per common share:                       $ (0.08)                  $ (0.34)
                                                              ============              ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                                  2005                2004
                                                                            -------------        --------------
   Cash Flows From Operating Activities:
   Net loss                                                                 $   (824,517)        $ (1,085,982)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and Amortization                                              247,422              344,963
      Amortization of financing cost                                              28,633               36,998
      Loss (Gain) on sale of marketable securities                                     -                  543
      Equity in earnings of investee                                             (58,431)            (108,983)
         Non-cash compensation                                                         -               30,750
      Operating expenses paid with common stock                                    9,525              128,754
      Changes in Operating Assets and Liabilities:
      Net (increase) decrease in:
      Accounts receivable and other receivables                                 (320,663)          (2,645,663)
      Inventory                                                                 (250,881)             120,162
      Prepaid assets, related party note receivable and other assets            (358,135)            (207,539)
   Net increase (decrease) in:
      Accounts payable, related party note payable, accrued
      expenses and other current liabilities                                    (704,791)          (1,849,483)
                                                                            -------------        --------------
        Net cash used in operating activities                                 (2,231,838)          (5,235,480)

   Cash Flows From Investing Activities
   Purchase of fixed assets                                                      (93,372)                   -
   Purchase of marketable securities                                                   -             (139,097)
   Proceeds from sale of marketable securities                                         -              122,602
   Payments received on notes receivable                                         140,209              432,733
   Issuance of notes receivable                                                  (12,100)                   -
   Payment of security deposit                                                   (20,000)             500,000
   Investee dividend received                                                     28,800                    -
                                                                            -------------        --------------
          Net cash provided by investing activities                               43,537              916,238

   Cash Flows From Financing Activities
   Borrowings under line of credit                                            20,441,420           16,628,017
   Repayments under line of credit                                           (19,695,317)         (14,445,514)
   Proceeds from the issuance of notes payable                                 2,335,000            1,990,000
   Proceeds from the exercise of stock purchase options                                -               34,250
   Payment of dividends                                                         (148,500)             (72,000)
   Payment of financing costs                                                    (73,403)                   -
                                                                            -------------        --------------
   Net cash provided by financing activities                                   2,859,200            4,134,753

   Foreign currency translation                                                        -                3,141
                                                                            -------------        --------------
         Net increase (decrease) in cash                                         670,899             (181,348)
   Cash and cash equivalents, beginning of period                                945,806              777,522
                                                                            -------------        --------------
   Cash and cash equivalents, end of period                                 $  1,616,705            $ 596,174
                                                                            =============        ==============


         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                      2005          2004
                                                                -----------   ------------
Supplemental disclosure of cash flow information:

Cash paid for interest                                          $ 497,869        $ 551,893
                                                                ===========   ============
Cash paid for income taxes                                      $  69,280        $  10,925
                                                                ===========   ============
Supplement disclosures of
  non-cash operating, investing and financing activities:

Common Stock issued for an acquisition                                  -        $ 525,000
                                                                ===========   ============
Common Stock issued with debt financing                         $  63,500        $  75,000
                                                                ===========   ============
Common Stock issued with debt conversions                       $ 968,854                -
                                                                ===========   ============
Common Stock issued for services                                $   9,525        $ 128,754
                                                                ===========   ============


         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             JUNE 30, 2005 and 2004

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the six months ended June 30, 2005 and 2004, the consolidated statements of operations for the three months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for six months ended June 30, 2005 and 2004, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Company. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the respective full years.

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

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $31,000 and $92,000 for the six months ended June 30, 2005 and 2004, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             JUNE 30, 2005 and 2004

NOTE D - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer" (including a reseller) for Certain Consideration Received from a Vendor. The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the six months ended June 30, 2005, the Company recognized approximately $1,075,000 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from manufacturers, included in other receivables in the accompanying consolidated balance sheet aggregated $1,470,775 and $1,246,697 at June 30, 2005 and December 31, 2004.

NOTE E - INVENTORY

Inventory, consisting of goods held for sale, as of June 30, 2005 consisted of the following:

     Grocery, health, and beauty products    $1,650,677

     General Merchandise                        426,478
                                             ----------
                                             $2,077,155
                                             ==========

NOTE F - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable attributable to West Coast Supplies, Inc. for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company is obligated to issue West Coast 50,000 shares of common stock, which will vest through April 1, 2006. In the event the value of the shares is less than $200,000 at April 1, 2006, the Company will be obligated to pay the difference in cash or additional shares. The value of the shares ($200,000) was treated as a reduction of the sales price. The Company does not anticipate selling selected products to this customer base in the future. The balance of the note receivable at June 30, 2005 was $2,063,034.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             JUNE 30, 2005 AND 2004

NOTE G - INVESTMENT

The Company holds a 22.0% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $58,431 and $108,983 during the six months ended June 30, 2005 and June 30, 2004, respectively. At June 30, 2005, the investment in ITT is approximately $366,460 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the six months ended June 30, 2005 and 2004 is as follows:

                                                 2005                  2004
                                            -------------       --------------
    Revenues                                $ 6,916,000          $ 6,109,000
    Total expenses                           (6,518,000)          (5,424,000)
    Other income                                118,000               70,000

    Income before income taxes                  516,000              755,000
    Income tax expense                         (176,000)            (255,000)
                                            -------------       --------------
    Net income                                 $340,000           $  500,000
                                            =============       ==============

NOTE H - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in March 2005, allow for the borrowing of up to $6,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. The Company's agreement expired with IIG on May 31, 2005. Currently, the Company is operating under the terms of its extension agreement and IIG has allowed the Company to operate under such terms without an extension agreement. The Company is seeking to refinance its secured financing needs through other Asset Based Lenders. There is no assurance that the Company will be successful and it may need to continue to incur high financing costs. Interest accrues on outstanding borrowings at the greater of (i) 4% per annum in excess of the prime rate or (ii) 9.5% per annum. At June 30, 2005, the interest rate on outstanding borrowings was 10.00%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 625,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. In 2005, the lender converted $207,500 of outstanding debt into 85,218 shares of common stock.

On February 5, 2003, the Company received $500,000 pursuant to the issuance of two secured promissory notes from certain shareholders of ITT, a 22% investee. Borrowings under the notes bear interest at a rate of 12%. The Company was not required to repay any principal until the maturity date of the notes, February 4, 2005. 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $56,000 was recorded as debt discount was amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT. (See Note G). In 2004, the Company converted $263,646 of the debt into 66,756 shares of common stock. In March 2005 the Company converted $236,354 of this debt into 94,542 shares of common stock.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             JUNE 30, 2005 and 2004

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

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $3.00 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. The Company repaid $100,000 of this debt in 2004. In March 2005, the Company converted $525,000 of this outstanding debt into 150,000 shares of common stock. On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. . The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date.

In January 2005, the Company entered into a promissory note with major regional bank for $1,000,000. Borrowing under the note bears interest at prime (6.25% at June 30, 2005). The Company is not required to repay any principal until the maturity date of the note, September 1, 2005. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at June 30, 2005 were $735,000.

On April 6, 2005, the Company received $500,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT. Borrowings under the notes bear interest at a rate of 9%. The Company is not required to repay any principal until the maturity date of the notes, April 5, 2007. 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $54,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note G).

On May 5, 2005, the Company received $100,000 pursuant to the issuance of one secured promissory note from certain stockholder of ITT. Borrowings under the note bear interest at a rate of 9%. The Company is not required to repay any principal until the maturity date of the note, May 4, 2007. 5,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $9,500 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (See Note G).

On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company recorded a charge of $18,000 as prepaid expense for the fare value of the warrants, and this amount will be amortized over the life of the note.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2005 and 2004

NOTE I - STOCKHOLDERS' EQUITY

In March 2005 certain shareholders of ITT converted $236,354 of debt into 94,542 shares of common stock. In March 2005 Laurus Master Funds converted $525,000 of debt into 150,000 shares of common stock (See Note H). In April and June 2005, the Company converted $207,500 of debt of IIG into 85,218 shares of common stock (See Note H).

During the six months ended June 30, 2005, the Company issued 4,634 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $9,525. In February 2005, the Company issued 30,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated February 26, 2003.

NOTE J - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                                   Six Months Ended June 30, 2005 and 2004


                                                 Proset           PHS Group         B2C           Corporate             Total

Revenue from external             2005     $      726,907    $  29,180,328      $   917,609      $        -       $   30,824,844
customers                         2004     $   1 ,801,821    $  23,393,802      $   971,889      $        -       $   26,167,512


Net Income (loss) attributable    2005     $    (231,714)    $       9,000      $  (203,880)     $  (546,423)     $     (973,017)
to common Stockholders            2004     $     (87,271)    $    (259,562)     $  (275,890)     $  (535,259)     $   (1,157,982)

Interest & Finance                2005     $      33,384     $     637,060      $         -      $      75,968    $      746,412
Expenses                          2004     $     106,892     $     481,387      $    25,500      $      35,987    $      649,766

Depreciation &                    2005     $      91,710     $       5,868      $    77,212      $       72,632   $      247,422
amortization                      2004     $     106,710     $       1,572      $    58,684      $     177,997    $      344,963

Identifiable assets are as follows:
   June 30, 2005                           $   2,081,376     $  11,228,648      $ 1,818,991      $   3,132,615    $   18,261,630
   December 31, 2004                       $   2,117,631     $   9,160,367      $ 1,837,998      $   3,590,427    $   16,706,423


                                   Three Months Ended June 30, 2005 and 2004


                                                 Proset           PHS Group             B2C        Corporate             Total

Revenue from external            2005      $     550,516     $  14,801,499      $   538,475      $           -    $ 15,890,490
customers                        2004      $  1 ,045,535     $  11,250,669      $   564,125      $           -    $ 12,860,329

Net Income (loss) attributable   2005      $    (107,289)    $     113,489      $   (62,184)     $    (224,886)   $   (280,870)
to common Stockholders           2004      $     (35,167)    $    (257,099)     $  (148,916)     $    (258,826)   $    700,008)

Interest & Finance               2005      $      17,255     $     336,426      $         -      $      36,420    $    390,101
Expenses                         2004      $      51,862     $     266,727      $    12,750      $      35,882    $    367,221

Depreciation &                   2005      $      45,855     $       2,934      $    37,714      $      36,316    $    122,819
amortization                     2004      $      53,355     $         786      $    29,342      $     115,693    $    199,176


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             JUNE 30, 2005 and 2004

NOTE K - NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 748,316 and 766,650 for the six months ended June 30, 2005 and 2004, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                                 Six Months ended June 30,

                                                       2005            2004
                                                    ------------ -------------
    Net loss applicable to common stock             $  (973,017) $ (1,157,982)
                                                    ===========  =============
    Weighted-average number of shares in basic        3,454,150     2,004,534
    and diluted EPS                                 ===========  =============

                                 Three Months ended June 30,

                                                       2005             2004
                                                    ----------- ------------
    Net loss applicable to common stock             $ (280,870) $ (700,008)
                                                    =========== ============
    Weighted-average number of shares in basic       3,604,663   2,032,802
    and diluted EPS                                 =========== ============

NOTE L - SUBSEQUENT EVENTS

On July 22, 2005 the Company completed an $800,000 private placement of preferred stock and common stock consisting of 80,000 shares of Series B Class B preferred stock and 88,000 shares of restricted common stock. In July 2005, the Company converted $110,000 of debt of IIG into 50,991 shares of common stock.

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

The Company also owns 22% of the outstanding common stock of Interline Travel and Tours, Inc. (AKA: PERX). PERX provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. PERX is believed to be the largest Company in this sector of the travel industry. Information on PERX can be found at www.perx.com. The Company believes that its capital investment in this unique travel Company could provide for material future capital appreciation. Synergy Brands does not manage PERX's day-to day operations. SYBR and PERX have been exploring several opportunities to optimize the shareholder value of both Companies.

BUSINESS-TO-BUSINESS (B2B): THE COMPANY OPERATES TWO BUSINESSES SEGMENTS WITHIN THE B2B SECTOR. B2B IS DEFINED AS SALES TO NON-RETAIL CUSTOMERS.

PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 95% of the overall Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn merchandise sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers and distributors, in the Northeastern part of the United States.

BUSINESS TO CONSUMER (B2C): THE COMPANY OPERATES ONLINE BUSINESSES WITHIN THE B2C SEGMENT. B2C IS DEFINED AS SALES TO RETAIL CUSTOMERS.

The Company's B2C activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

     o Cigars Around the World is a recently acquired company that sells premium cigars to restaurants, hotels, casinos, country clubs and many other leisure related destinations. The company was acquired in June 2003.(www.cigarsaroundtheworld.com.)

     o CigarGold.com and Netcigar.com sell premium cigars through the Internet directly to the consumer. (www.cigargold.com, www.netcigar.com.)

     o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet. (www.beautybuys.com)

     o The Company's B2C websites also intend to generate revenue through affiliate and partnership agreements specifically integrated to Online retailers.

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2005
               AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS


                                                          OPERATING                       OPERATING AND
                                                           SEGMENTS                       CORPORATE SEGMENTS

SIX MONTHS ENDED 6/30/05
Revenue                                                   30,824,844          17.80%        30,824,844         17.80%
Gross Profit                                               1,987,774          31.14%         1,987,774         31.14%
SG&A                                                       1,554,328          14.94%         1,843,663          8.52%
   Operating profit (loss)                                   258,656        7394.30%          (103,311)        80.44%
Net loss attributable to Common Stockholders                (426,594)         31.50%          (973,017)        15.97%
Net income (loss) per common  share                            (0.12)                            (0.29)
Interest and financing expenses                              670,444           9.23%           746,412         14.87%
SIX MONTHS ENDED 6/30/04
Revenue                                                   26,167,512                        26,167,512
Gross Profit                                               1,515,729                         1,515,729
SG&A                                                       1,352,309                         1,698,980
Operating profit (loss)                                       (3,546)                         (528,214)
Net loss attributable to Common Stockholders                (622,723)                       (1,157,982)
Net income (loss) per common  share                            (0.30)                            (0.57)
Interest and financing expenses                              613,779                           649,766


Revenues increased by 17.8% to $30,824,844 for the six months ended June 30, 2005 as compared to $26,167,512 for the six months ended June 30, 2004. B2B operations represented 95% of revenues and 85% of gross profit. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada. In particular the Company continues to increase its Metro NY business from its warehousing operations in Syosset, NY and S. Kearney NJ.

Gross profit for the six months ended June 30, 2005 was $1,987,774 as compared to $1,515,729 for the six months ended June 30, 2004. The overall gross profit percentage increased to 6.4% from 5.8%. The following segment analysis will further define the components, which caused the increase in operating gross profit. In this period the Company utilized its own truck fleet and developed a Direct Store Delivery (DSD) warehousing operation which cost the Company $110,000. Management believes that this operation should increase the Company's sales and gross profit. In particular the Company relies on Vendor allowances and promotions that materially affect the Company's gross profit. The allowances are depended upon the vendors the Company purchases its goods from.

Selling General and Administrative expenses (SG&A) increased by 8.5% while revenues increased by 17.8% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, HS Group increased its SG&A expenses by 33% to $1,030,440 for the six months ended June 30,

2005 as compared to $772,939 for the six months ended June 30, 2004. The increase in SG&A for PHS group was caused by a 25% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately. Operating expenses that are generated through the Company's warehousing facility in Syosset, were also a contributing factor to an increased SGA for PHS.

The net loss attributable to Common Stockholders of the Company was $973,017 for the six months ended June 30, 2005 as compared to a net loss attributable to Common Stockholders of $1,157,982 for the six months ended June 30, 2004. A material factor that affected the Company's costs thereby resulting in the loss was increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesaling operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the six months ended June 30, 2005 totaled $289,335, which include legal, accounting and regulatory expenses as compared to $346,671 for the six months ended June 30, 2004.

Interest and financing costs increased by 15% to $746,212 at June 30, 2005 as compared to $649,766 at June 30, 2004. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follows;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 95% of the overall company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                              B2B               CHANGE
SIX MONTHS ENDED 6/30/05
Revenue                                     29,180,328           24.74%
Gross Profit                                 1,690,398           70.01%
SG&A                                         1,030,440           33.31%
   Operating profit (loss)                     654,090          197.60%
Net profit (loss)                                9,000          103.47%
Interest and financing expenses                637,060           32.34%
SIX MONTHS ENDED 6/30/04
Revenue                                     23,393,802
Gross Profit                                   994,299
SG&A                                           772,939
Operating profit (loss)                        219,788
Net profit (loss)                             (259,562)
Interest and financing expenses                481,387

PHS increased its revenues by 25% to $29.2 million for six months ended June 30, 2005 as compared to $23.4 million for the six months ended June 30, 2004. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. The overall gross profit percentage increased from 4.3% to 5.8%. Gross profit increased by 70% to $1,690,398 for the six months ended June 30, 2005 as compared to $994,299 for the six months ended June 30, 2004. In 2005 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2005 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. As long as the Company maintains or expands its vendor relationships, management believes that it should improve its operating results. Net profit improved from a loss of $259,562 for the six months ended June 20, 2004 to a profit of $9,000 for the six months ended June 30, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                        Salon
                                       Products             CHANGE
SIX MONTHS ENDED 6/30/05
Revenue                                  726,907          -59.66%
Gross Profit                              30,294          -88.56%
SG&A                                     136,114           -0.86%
   Operating profit (loss)              (197,530)       -1046.43%
Net profit (loss)                       (231,714)        -165.51%
Interest and financing expenses           33,384          -68.77%
SIX MONTHS ENDED 6/30/04
Revenue                                1,801,821
Gross Profit                             264,878
SG&A                                     137,297
Operating profit (loss)                   20,871
Net profit (loss)                        (87,271)
Interest and financing expenses          106,892

Proset revenues decreased by 60% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Proset has transferred its business model from retail services to wholesale distribution. In 2005, Proset's operations are relying on the importation and packaging of product. The Company expects that Proset current backlog of orders should materialize in the third quarter of 2005. Gross profit decreased by 89% to $30,294 for the six months ended June 30, 2005 as compared to $264,878 for the six months ended June 30, 2004. SG&A remained flat for the six months ended June 30, 2005. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in higher quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include distributors and resellers in order to keep a supply chain for its customer base.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                              B2C               CHANGE
SIX MONTHS ENDED 6/30/05
Revenue                                       917,609           -5.58%
Gross Profit                                  267,082            4.10%
SG&A                                          387,774          -12.28%
   Operating profit (loss)                   (197,904)          18.96%
Net profit (loss)                            (203,880)          26.10%
Interest and financing expenses                     -         -100.00%
SIX MONTHS ENDED 6/30/04
Revenue                                       971,889
Gross Profit                                  256,552
SG&A                                          442,073
Operating profit (loss)                      (244,205)
Net profit (loss)                            (275,890)
Interest and financing expenses                25,500

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

Revenues in the Company's B2C operation for six months ended June 30, 2005 were $917,609 as compared to $971,889 for the six months ended June 30, 2004. CAW on a current operating basis represents approximately 58% of B2C revenues for the six months ended June 30, 2005. Gross profit for the six months ended June 30, 2005 was $267,082 as compared to $256,552 for the six months ended June 30, 2004. The table above provides comparative details for the Company's B2C operation. CAW is operating profitable, but the logistical support in Miami Florida is consuming the segment's resources and thereby not allowing it to show a profit at these sales levels. The customer metrics for this segment are very strong. The segment has over 20,000 customers, generates an average order of $100, has over a 50% repeat rate and generates a 99% fulfillment rate, which the Company gauges is far in excess of its competition. The Company believes that building its B2C segment brands along with the popularity of Bill Rancic, the winner of the NBC show "The Apprentice" should bring this segment to effective critical mass.

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2005
              AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.


SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS



                                                         OPERATING                    OPERATING AND
                                                           SEGMENTS                 CORPORATE SEGMENTS

THREE MONTHS ENDED 6/30/05
Revenue                                                   15,890,490      23.56%      15,890,490         23.56%
Gross Profit                                               1,182,574      69.37%       1,182,574         69.37%
SG&A                                                         791,123       9.93%         928,032          8.27%
   Operating profit (loss)                                   304,948     390.60%         131,723        136.78%
Net loss attributable to Common Stockholders                 (55,984)     87.31%        (280,870)        59.88%
Net income (loss) per common  share                            (0.01)                      (0.08)
Interest and financing expenses                              353,681       6.74%         390,101          6.23%
THREE MONTHS ENDED 6/30/04
Revenue                                                   12,860,329                  12,860,329
Gross Profit                                                 698,205                     698,205
SG&A                                                         719,661                     857,150
Operating profit (loss)                                     (104,939)                   (358,121)
Net loss attributable to Common Stockholders                (441,182)                   (700,008)
Net income (loss) per common  share                            (0.21)                      (0.34)
Interest and financing expenses                              331,339                     367,221


Revenues increased by 23.6% to $15,890,490 for the three months ended June 30, 2005 as compared to $12,860,329 for the three months ended June 30, 2004. B2B operations represented 93% of revenues and 83% of gross profit. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada.

Gross profit for the three months ended June 30, 2005 was $1,182,574 as compared to $698,205 for the three months ended June 30, 2004. The overall gross profit percentage increased to 7.4% from 5.4%. The following segment analysis will further define the components, which caused the increase in operating gross profit. In this period the Company utilized its own truck fleet and developed a Direct Store Delivery (DSD) warehousing operation which cost the Company $52,000. Management believes that this operation should increase the Company's sales and gross profit.

Selling General and Administrative expenses (SG&A) increased by 8.3% while revenues increased by 23.6% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, PHS Group increased its SG&A expenses by 26% to $520,529 for the three months ended June 30, 2005 as compared to $413,052 for the three months ended June 30, 2004. The increase in SG&A for PHS group was caused by a 32% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss attributable to Common Stockholders of the Company was $280,870 for the three months ended June 30, 2005 as compared to a net loss attributable to Common Stockholders of $700,008 for the three months ended June 30, 2004. A material factor that affected the Company's costs thereby resulting in the loss was increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesaling operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended June 30, 2005 totaled $136,909, which include legal, accounting and regulatory expenses as compared to $137,489 for the three months ended June 30, 2004.

Interest and financing costs increased by 6% to $390,101 at June 30, 2005 as compared to $367,221 at June 30, 2004. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follows;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset Hair Systems. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 93% of the overall company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset distributes Salon Hair care products to wholesalers, distributors, chain drug stores and supermarkets in the Northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                   B2B               CHANGE
THREE MONTHS ENDED 6/30/05
Revenue                                         14,801,499           31.56%
Gross Profit                                       978,931          130.08%
SG&A                                               520,529           26.02%
   Operating profit (loss)                         455,468         3814.30%
Net profit (loss)                                  113,489          144.14%
Interest and financing expenses                    336,426           26.13%
THREE MONTHS ENDED 6/30/04
Revenue                                         11,250,669
Gross Profit                                       425,474
SG&A                                               413,052
Operating profit (loss)                             11,636
Net profit (loss)                                 (257,099)
Interest and financing expenses                    266,727

PHS increased its revenues by 32% to $14.8 million for three months ended June 30, 2005 as compared to $11.3 million for the three months ended June 30, 2004. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. The overall gross profit percentage increased from 3.8% to 6.6%. Gross profit increased by 130% to $978,931 for the three months ended June 30, 2005 as compared to $425,474 for the three months ended June 30, 2004. In 2005 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2005 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. As long as the Company maintains or expands its vendor relationships, management believes that is should improve its operating results. Net profit improved from a loss of $257,099 for the three months ended June 30, 2004 to a profit of $113,489 for the three months ended June 30, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES


                                                    Salon
                                                   Products           CHANGE
THREE MONTHS ENDED 6/30/05
Revenue                                             550,516          -47.35%
Gross Profit                                         28,094          -78.72%
SG&A                                                 72,228           17.75%
   Operating profit (loss)                          (89,989)        -619.24%
Net profit (loss)                                  (107,289)        -205.08%
Interest and financing expenses                      17,255          -66.73%

THREE MONTHS ENDED 6/30/2004
Revenue                                           1,045,535
Gross Profit                                        132,025
SG&A                                                 61,339
   Operating profit (loss)                           17,331
Net profit (loss)                                   (35,167)
Interest and financing expenses                      51,862

Proset revenues decreased by 47% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Proset has transferred its business model from retail services to wholesale distribution. This is the second quarter of operations whereby Proset will rely on the importation and packaging of product. The Company expects that Proset current backlog of orders should materialize in the third quarter of 2005. Gross profit decreased by 79% to $28,094 for the three months ended June 30, 2005 as compared to $132,025 for the three months ended June 30, 2004. At the same time SG&A increased by 18% to $72,228 for the second quarter of 2005. As a result of this transition, the Company's customer base has expanded to include smaller distributors that purchase salon products in highest quantities, which in turn optimizes the gross profit. However, distributor sales require less labor, warehousing and distribution costs, but rely on optimal market conditions and product availability. The salon business is highly fragmented and very competitive. Proset must maintain strong vendor relations, which include distributors and resellers in order to keep a supply chain for its customer base.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                              B2C               CHANGE

THREE MONTHS ENDED 6/30/05

Revenue                                       538,475           -4.55%
Gross Profit                                  175,549           24.76%
SG&A                                          198,366          -19.12%
   Operating profit (loss)                    (60,531)          54.80%
Net profit (loss)                             (62,184)          58.24%
Interest and financing expenses                     -         -100.00%
THREE MONTHS ENDED 6/30/2004
Revenue                                       564,125
Gross Profit                                  140,706
SG&A                                          245,270
   Operating profit (loss)                   (133,906)
Net profit (loss)                            (148,916)
Interest and financing expenses                12,750

The Company's B2C segment includes three businesses, which include Cigars Around the World, CigarGold and BeautyBuys. Cigars Around the World (CAW) was acquired in June of 2003. CAW sells premium cigars to Hotels, Restaurants, Casinos, PGA Clubs and other leisure related destinations. CAW sells its cigars through customized retail displayed humidors. CAW also has its own retail website that operates under the name www.CigarsAroundTheWorld.com. The displays range from counter top humidors to Walled Display units. CigarGold (CG) is the Company's cigar online unit. CG sells premium cigars online to retail customers throughout the United States. It has a selection of over 1000 products, which include brand-name hand made premium cigars and cigar accessories. CigarGold operates under the domain names: www.CigarGold.com, www.NetCigar.com, and www.GoldCigar.com. The online unit also operates www.BeautyBuys.com. BeautyBuys.com sells salon hair products to the retail consumer. Previously the operation also sold fragrances and cosmetics to retail customers. However, the Company decided in 2003 to limit its selection to salon hair care products, since those items are already carried and stocked within its wholesale salon operation, Proset Hair Systems.

Revenues in the Company's B2C operation for three months ended June 30, 2005 were $538,475 as compared to $564,125 for the three months ended June 30, 2004. CAW on a current operating basis represents approximately 60% of B2C revenues for the three months ended June 30, 2005. Gross profit for the three months ended June 30, 2005 was $175,549 as compared to $140,706 for the three months ended June 30, 2004. The table above provides comparative details for the Company's B2C operation. CAW is operating profitable, but the logistical support in Miami Florida is consuming the segments resources and thereby not allowing it to show a profit at these sales levels. The customer metrics for this segment are very strong. The segment has over 20,000 customers, generates an average order of $100, has over a 50% repeat rate and generates a 99% fulfillment rate, far in excess of its competition. The Company believes that building its B2C segment brands along with the popularity of Bill Rancic, the winner of the NBC show "The Apprentice" should bring this segment to effective critical mass.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's predominant need for working capital is to finance its Receivables and Inventory levels. In order to finance its requirements the Company has relied on secured debt financings, trade financing, equity based financing as well as its cash flow from operations. The Company's major lender, International Investment Group Trade Opportunities Fund (IIG), provides receivable and inventory financing to its three operating segments. In addition, most of the Company's major vendors provide trade credit for purchases ranging from COD to 30 days. One vendor to the Company represents over 37% of the Company's purchases. Loss of this vendor would have a material adverse effect on the Company's operations. Working capital increased 91% at June 30,2005 and totaled approximately $3.7 million, an increase of $1,700,000 from 2004. The Company's operations require financing of inventory and receivables. IIG provides the Company's operating subsidiaries a facility that allows for borrowings of up to 85% against eligible accounts receivables and 50% against eligible inventory and orders in transit up to a limit of $6 million. It is important to note that as the borrowings increase from IIG, commensurate with increased revenues and additional need for inventory, additional capital will be needed to support the borrowing base with IIG. Therefore as the financial leverage of the Company increases, additional capital is needed to support the Company's growth. The Company turns its overall inventory on average approximately every 12 days; its receivables average 44 days of collections the turn is computed on ending balances.

June 30,                                       2005               2004

Working Capital                                 $ 3,684,557       $ 1,922,759
Assets                                           18,261,630        13,041,973
Liabilities                                      11,505,957        10,333,831
Equity                                            6,755,673         2,708,142
Line of Credit Facility                           5,515,213         6,196,183
Receivable turnover (days)                               44                41
Inventory Turnover (days)                                12                14
Tangible Assets                                  16,556,545        11,114,576


The Company has a revolving loan and security agreement with IIG for financing its operations. The line of credit under the loan allows borrowings up to $6,000,000 for accounts receivable, purchase orders, and inventory based upon a borrowing base formula. The Company's agreement expired with IIG on May 31, 2005. Currently, the Company is operating under the terms of its extension agreement and IIG has allowed the Company to operate under such terms without an extension agreement. The Company is seeking to refinance its secured financing needs through other Asset Based Lenders. There is no assurance that the Company will be successful and it may need to continue to incur high financing costs. Management believes that its IIG facility has enabled the Company to achieve its recent growth. By providing financing on all of the Company's tangible assets, the Company has been able to expand its sales through receivable order and inventory financing support. In addition IIG provides the Company with a financing option in Canada, borrowing against anticipated vendor allowances as well as securing product through sales order financing. Management believes that to achieve profitable operations, financing costs must be reduced. By improving its operating results, management believes that it can generate positive cash flow, assuming financing costs can be reduced. However, there can be no assurance that the Company will reduce its financing costs, so that it can improve its operating results. Failure to reduce financing costs will inhibit the Company's growth. Management believes that its current capital structure needs to be improved in order to secure a profitable operation.

In March 2005 certain shareholders of ITT converted $236,354 of debt into 94,542 shares of common stock.

In March 2005, the Company converted $525,000 of debt which Laurus Master Funds ("Laurus") into 150,000 shares of common stock. On January 25, 2005 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share as amended, or matures January 25, 2008. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $3.50 per share. The Company's common stock quoted market price at the date of closing was $2.52 per share. The debenture has a three-year term with a coupon rate of prime plus 3%.

On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $3.50 per shares. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%.

In April and June 2005 the Company converted $207,500 of debt of IIG into 85,218 shares of common stock. In July 2005, the Company converted $110,000 of debt of IIG into 50,991 shares of common stock. In April 2005 the Company increased its 9% secured notes by $500,000. In May 2005 the Company increased its 9% secured notes by $100,000. As the Company grows it intends to raise additional capital to accommodate its growth plans however, there can be no assurance that additional capital can be attained.

Management believes that continued cost containment, improved financial and operating controls, debt reduction, and a focused sales and marketing effort should provide sufficient cash flow from operations in the near term and the Company is working toward reliance on such financial sources and attributes to cover its cash flow requirements but achievement of these goals, however, will likely continue to be dependent upon the Company's attainment of increased revenues, improved operating costs, reduced financing cost and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company's goals will be achieved. In the interim while such goals are being pursued achievement of positive cash flow has been reliant on equity and debt financing, including the Company's exchange of notes payable for common shares and its issuance of further common and preferred stock in private placements and the Company is hopeful that the market will continue to recognize the Company's stature so that such financing method will continue to be available in the future because, at least in the near future, the Company is likely to continue to use such financing opportunities to maintain adequate cash flow.

Expected interest payments on notes payable for the period ended June 30, are as follows:

June 30, 2006           June 30, 2007        June 30, 2008              Total

$214,000                   $150,000         $67,500                    $431,500

Variable interest rate on notes of $1,375,000 was 9%. Variable interest rate on note of $735,000 was 6.25%.

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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At June 30, 2005, the Company has established a full valuation allowance.

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

3. DEPENDENCE ON PUBLIC TRENDS.

The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a downturn in the economy may affect the Company's business prospects.

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

8. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

Synergy's qualification for trading on the NASDAQ Small Cap system has in the past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time been reduced below the minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified in the past that stockholders' equity has fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has established, and the Commission has approved, certain maintenance requirements, which the Company must adhere to remain listed, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy has been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy has complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" contained in the Company's Annual Report on form 10K for the year ended December 31, 2004 for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks", including what the Company believes to be stringent disclosure rules very different from NASDAQ trading practice procedures. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock  rules.  If the Common  Stock  became  subject to the
penny  stock  rules,  many   broker-dealers   may  be  unwilling  to  engage  in
transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has achieved and is confident of maintaining a level of Stockholders' equity above $2,500,000. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

11. .EXTENSIVE AND INCREASING REGULATION OF TOBACCO PRODUCTS AND LITIGATION MAY IMPACT CIGAR INDUSTRY.

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

Item 4-Controls and Procedures

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after August 11, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

At the Company's annual meeting on June 24, 2005 the following matters were submitted.

a) Election of the Company's board of directors, where in the following person's were elected, such persons being all of the same persons acting as directors.

                                    For                       Withheld

     1.  Mair Fabish                3,421,782                 28,604
     2.  Randall Perry              3,430,226                 20,160
     3.  Frank Bellis, Jr.          3,430,107                 20,279
     4.  Lloyd Miller               3,430,232                 20,154
     5.  Joel Sebastian             3,431,076                 19,310
     6.  Bill Rancic                3,421,907                 28,479

b) To elect auditors.

Where Holtz Rubenstein Reminick, LLP was elected for December 31, 2005.

                                    For              Against           Abstain

                                    3,427,190        6,641             16,555

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

(2) There was one report filed on 8-K for the relevant period. On May 16, 2005 the Company reported its first quarter 2005 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synergy Brands, Inc.

/s/ Mair Faibish
-------------------
By:  Mair Faibish
Chief Executive Officer

Date: August 12, 2005

/s/  Mitchell Gerstein
----------------------
By:  Mitchell Gerstein
Chief Financial Officer

Date: August 12, 2005

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

Date:   August 12, 2005

/s/ Mair Faibish
Mair Faibish, Chief Executive Officer

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

Date: August 12, 2005


/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2005 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2005

/s/ Mair Faibish
-----------------------------
Mair Faibish, Chief Executive Officer

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2005 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 12, 2005

/s/ Mitchell Gerstein

Mitchell Gerstein, Chief Financial Officer