Form 10-Q
period 2005-09-30
SYNERGY BRANDS INC
filed 2005-11-14
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2005.

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

                                  516-714-8200
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   [x] YES          [  ]  NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                   [ ] YES          [x]  NO

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                   [ ] YES          [x]  NO

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.
     Indicate by chekc mark whether the registrant has filed all documents and reports required to be field by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                     N/A              [] YES          [  ]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 14, 2005 there were 4,262,786 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2005



                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                                           Page

         Item 1:  Financial Statements

         Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and
         December 31, 2004                                                              2 - 3

         Consolidated Statements of Operations for the nine
         months ended September 30, 2005 and 2004 (Unaudited)                               4

         Consolidated Statements of Operations for the three
         months ended September 30, 2005 and 2004 (Unaudited)                               5

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2005 and 2004 (Unaudited)                                  6 - 7

         Notes to Consolidated Financial Statements (Unaudited)                         8 -14

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                15 - 29

         Forward Looking Information and Cautionary Statements                        30 - 40

         Item 4:  Control and Procedures                                                   41

PART II: OTHER INFORMATION

         Item 2: Unregistered Sales of Equity Securities and use of Proceeds               42

         Item 5: Other Information                                                         42

         Item 6: Exhibits and Reports on Form 8-K                                          42

         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS                                                                              September 30, 2005   DECEMBER 31, 2004
                                                                                        (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                          $832,702              $945,806
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 and $127,481                                                             6,597,671             7,227,489
    Other receivables                                                                 1,801,328             1,264,242
    Note Receivable                                                                     285,106               314,285
    Inventory                                                                         3,011,372             1,826,274
    Prepaid assets and other current assets                                             594,825               423,295
                                                                                   ------------            ----------
          Total Current Assets                                                       13,123,004            12,001,391

Property and Equipment, Net                                                             415,227               366,510

Other Assets                                                                            753,634               632,466

Notes Receivable                                                                      1,764,227             1,889,815

Intangible Assets, net of accumulated amortization of $2,169,782 and $2,003,048       1,135,210             1,301,944

Goodwill                                                                                514,297               514,297
                                                                                   ------------            ----------
Total Assets                                                                       $ 17,705,599          $ 16,706,423
                                                                                   ============            ==========


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004



LIABILITIES AND STOCKHOLDERS' EQUITY                                                              SEPTEMBER 30, 2005  DECEMBER 31,
                                                                                                     (Unaudited)         2004
Current Liabilities:
    Line-of-Credit                                                                                   $5,191,534         $4,976,610
    Notes Payable - Current                                                                           1,636,564            384,021
    Accounts Payable and Accrued Expenses                                                             1,314,561          3,519,522
    Related Party Note Payable                                                                          107,512             56,972
                                                                                                    ------------      ------------
         Total Current Liabilities                                                                    8,250,171          8,937,125

Notes Payable                                                                                         1,527,000          1,196,241

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share                                                     100                100
Class B preferred stock - $.001 par value; 900,000 shares authorized, none issued                             -                  -
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, 80,000
and 0 shares issued and outanding; liquidation preference of $10.00 per share                                80                  -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
330,000 and 330,000 shares issued and outstanding; liquidation preference of $10.00 per share               330                330
Common stock - $.001 par value; 5,000,000 shares authorized;
4,214,786 and 3,263,992 shares issued                                                                     4,215              3,264
Additional paid-in capital                                                                           45,529,839         43,134,165
Deficit                                                                                             (37,491,912)       (36,349,706)
Unearned compensation                                                                                  (100,884)          (201,756)
Accumulated other comprehensive loss                                                                     (8,340)            (8,340)
Less treasury stock, at cost, 1,000 shares                                                               (5,000)            (5,000)
                                                                                                    ------------      ------------
Total stockholders' equity                                                                            7,928,428          6,573,057
                                                                                                    ------------      ------------
Total Liabilities and Stockholders' Equity                                                         $ 17,705,599       $ 16,706,423
                                                                                                    ============      ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                           2005                      2004

Net Sales                                                             $  47,947,473             $  39,927,507
                                                                      -------------             -------------
Cost of Sales
     Cost of product                                                     44,039,294                36,421,665
     Shipping and handling costs                                            750,439                   690,883
                                                                      -------------             -------------
                                                                         44,789,733                37,112,548
                                                                      -------------             -------------

   Gross Profit                                                           3,157,740                 2,814,959

Operating expenses
   Selling, general and Administrative Expenses                           2,863,156                 2,574,215
   Depreciation and amortization                                            370,971                   504,702
                                                                      -------------             -------------
                                                                          3,234,127                 3,078,917

Operating Profit (loss)                                                     (76,387)                 (263,958)

Other Income (expense)
  Interest Income                                                            63,761                     4,430
 Other Income (expense)                                                     (11,873)                  (16,841)
 Equity in earnings of investee                                             108,306                   144,992
  Interest and financing expense                                         (1,141,850)               (1,077,614)
                                                                      -------------             -------------
                                                                           (981,656)                 (945,033)


     Loss before income taxes                                            (1,058,043)               (1,208,991)

Income tax expense                                                           84,163                    11,221
                                                                      -------------             -------------
NET LOSS                                                                 (1,142,206)               (1,220,212)
                                                                      -------------             -------------
Dividend-Preferred Stock                                                   (227,083)                 (108,000)
                                                                      -------------             -------------
Net loss attributable to Common Stockholders                            $(1,369,289)             $ (1,328,212)
                                                                      =============             =============
Basic and diluted net loss per common share:                                $ (0.38)                  $ (0.65)
                                                                      =============             =============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                         2005                      2004

Net Sales                                                               $17,122,629               $13,759,995
                                                                       ------------              ------------
Cost of Sales
     Cost of product                                                     15,700,492                12,241,514
     Shipping and handling costs                                            252,171                   219,251
                                                                       ------------              ------------
                                                                         15,952,663                12,460,765
                                                                       ------------              ------------
   Gross Profit                                                           1,169,966                 1,299,230

Operating expenses
   Selling, general and Administrative Expenses                           1,019,493                   875,235
   Depreciation and amortization                                            123,549                   159,739
                                                                       ------------              ------------
                                                                          1,143,042                 1,034,974

Operating Profit (loss)                                                      26,924                   264,256

Other Income (expense)
  Interest Income                                                            20,469                         3
 Other Income (expense)                                                      (4,636)                   (6,354)
 Equity in earnings of investee                                              49,875                    36,009
  Interest and financing expense                                           (395,438)                 (427,848)
                                                                       ------------              ------------
                                                                           (329,730)                 (398,190)

     Loss before income taxes                                              (302,806)                 (133,934)

Income tax expense                                                           14,883                       296
                                                                       ------------              ------------
NET LOSS                                                                   (317,689)                 (134,230)

Dividend-Preferred Stock                                                    (78,583)                  (36,000)
                                                                       ------------              ------------
Net loss attributable to Common Stockholders                             $ (396,272)               $ (170,230)
                                                                       ============              ============
Basic and diluted net loss per common share:                                $ (0.09)                  $ (0.08)
                                                                       ============              ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                                  2005                     2004
                                                                               ---------------        ---------------
   Cash Flows From Operating Activities:
   Net loss                                                                     $(1,142,206)          $  (1,220,212)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and Amortization                                                 370,971                 504,702
      Amortization of financing cost                                                 45,958                  58,622
      Loss  on sale of marketable securities                                              -                  15,792
      Equity in earnings of investee                                               (108,306)               (144,992)
         Non-cash compensation                                                            -                  30,750
      Operating expenses paid with common stock                                      37,525                 141,683
      Changes in Operating Assets and Liabilities:
      Net (increase) decrease in:
      Accounts receivable and other receivables                                      92,732              (5,568,437)
      Inventory                                                                  (1,185,098)                 24,678
      Prepaid assets, related party note receivable and other assets                (25,530)                (84,569)
   Net decrease in:
      Accounts payable, related party note payable, accrued
      expenses and other current liabilities                                     (2,154,421)               (661,169)
                                                                               ---------------        ---------------
        Net cash used in operating activities                                    (4,068,375)             (6,903,152)

   Cash Flows From Investing Activities
   Purchase of fixed assets                                                        (108,333)                (74,270)
   Purchase of marketable securities                                                      -                (168,377)
   Proceeds from sale of marketable securities                                            -                 194,515
   Payments received on notes receivable                                             211,867                425,700
   Issuance of notes receivable                                                      (12,100)                     -
   Repayment of security deposit                                                     (20,000                451,003
   Investee dividend received                                                         28,800                      -
                                                                               ---------------        ---------------
          Net cash provided by investing activities                                  100,234                828,571

   Cash Flows From Financing Activities
   Borrowings under line of credit                                                30,462,920             26,132,894
   Repayments under line of credit                                               (29,455,496)           (21,964,569)
   Proceeds from the issuance of notes payable                                     2,535,531              1,990,000
   Repayments under notes payable                                                   (173,333)                     -
   Net proceeds from private placement                                               770,000                      -
   Issuance of common stock                                                           54,345                      -
   Consulting services                                                               (46,436)                     -
   Proceeds from the exercise of stock purchase options                                    -                 34,250
   Payment of dividends                                                             (227,083)              (108,000)
   Payment of financing costs                                                        (65,411)                     -
                                                                               ---------------        ---------------

   Net cash provided by financing activities                                       3,855,037                   6,084

   Foreign currency translation                                                            -                 (34,898)
                                                                               ---------------        ---------------

         Net  decrease in cash                                                      (113,104)                (24,904)

   Cash and cash equivalents, beginning of period                                    945,806                 777,522
                                                                               ---------------        ---------------
   Cash and cash equivalents, end of period                                     $     832,702         $       752,618
                                                                               ===============        ===============


         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                          2005              2004
                                                                       ------------     ------------

Supplemental disclosure of cash flow information:

Cash paid for interest                                                  $  720,826         $ 934,243
                                                                       ===========       ===========

Cash paid for income taxes                                              $   84,163         $  11,221
                                                                       ===========       ===========
Supplement disclosures of
  non-cash operating, investing and financing activities:

Common Stock issued for an acquisition                                           -         $ 525,000
                                                                       ===========        ==========
Common Stock issued with debt financing                                 $   63,500          $ 75,000

Common Stock issued with debt conversions                               $1,553,854                 -
                                                                       ===========        ==========
Common Stock issued for services                                        $   37,525         $ 141,683
                                                                       ===========        ==========


         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2005 and 2004

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the nine months ended September 30, 2005 and 2004, the consolidated statements of operations for the three months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for nine months ended September 30, 2005 and 2004, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Company. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the respective full years.

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

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $54,000 and $106,000 for the nine months ended September 30, 2005 and 2004, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2005 and 2004

NOTE D - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer" (including a reseller) for Certain Consideration Received from a Vendor. The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the nine months ended September 30, 2005, the Company recognized approximately $ 1,582,000 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from manufacturers, included in other receivables in the accompanying consolidated balance sheet aggregated $ 1,801,328 and $1,246,697 at September 30, 2005 and December 31, 2004.

NOTE E - INVENTORY

Inventory, consisting of goods held for sale, as of September 30, 2005 consisted of the following:

      Grocery, health and beauty products    $2,511,195
      General Merchandise                       500,177
                                             ----------
                                             $3,011,372
                                             ==========

NOTE F - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company is obligated to issue 50,000 shares of common stock, which will vest through April 1, 2006 to the note holder. In the event the value of the shares is less than $200,000 at April 1, 2006, the Company will be obligated to pay the difference in cash or additional shares. The value of the shares ($200,000) was treated as a reduction of the sales price. The Company does not anticipate selling selected products to this customer base in the future. The balance of the note receivable at September 30, 2005 was $1,993,519.

                                       SYNERGY BRANDS, INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

                                            SEPTEMBER 30, 2005 AND 2004

NOTE G - INVESTMENT

The Company holds a 22.0% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $108,306 and $144,992 during the nine months ended September 30, 2005 and September 30, 2004, respectively. At September 30, 2005, the investment in ITT is approximately $416,335 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the nine months ended September 30, 2005 and 2004 is as follows:

                                                    2005               2004

    Revenues                                $   10,041,000        $ 8,955,000
    Total expenses                              (9,349,000)        (8,020,000)
    Other income                                   168,000             94,000

    Income before income taxes                     860,000          1,029,000
    Income tax expense                            (292,000)          (348,000)
                                            ---------------      -------------
    Net income                              $      568,000        $   681,000
                                            ===============      =============

NOTE H - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in March 2005, allow for the borrowing of up to $6,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. The Company's agreement expired with IIG on May 31, 2005. Currently, the Company is operating under the terms of its extension agreement and IIG has allowed the Company to operate under such terms without an extension agreement. The Company is seeking to refinance its secured financing needs through other Asset Based Lenders. There is no assurance that the Company will be successful and it may need to continue to incur high financing costs. Interest accrues on outstanding borrowings at the greater of (i) 4% per annum in excess of the prime rate or (ii) 9.5% per annum. At September 30, 2005, the interest rate on outstanding borrowings was 10.75%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. 925,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. In 2005, the lender converted $792,500 of outstanding debt into 333,618 shares of common stock.

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

                           SEPTEMBER 30, 2005 and 2004

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

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $3.00 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. The Company repaid $100,000 of this debt in 2004. In March 2005, the Company converted $525,000 of this outstanding debt into 150,000 shares of common stock. On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus'). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. The Company repaid $33,333 of this debt at September 30, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. . The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date.

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000. Borrowing under the note bears interest at prime (6.75% at September 30, 2005). The Company is not required to repay any principal until the maturity date of the note, September 1, 2006. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at September 30, 2005 were $795,531.

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

On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. At June 30, 2005 the Company recorded a charge of $18,000 as prepaid expense for the fare value of the warrants, and this amount will be amortized over the life of the note.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2005 and 2004

NOTE I - STOCKHOLDERS' EQUITY

In March 2005 certain shareholders of ITT converted $236,354 of debt into 94,542 shares of common stock. In March 2005 Laurus Master Funds converted $525,000 of debt into 150,000 shares of common stock (See Note H). In April and June 2005, the Company converted $207,500 of debt of IIG into 85,218 shares of common stock (See Note H). In the third quarter of 2005, the Company converted $585,000 of debt into 248,400 shares of common stock (See Note H).

During the nine months ended September 30, 2005, the Company issued 79,634 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $37,525. In February 2005, the Company issued 30,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated February 26, 2003. In July 2005, the Company issued 50,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated July 2, 2003.

In March 2005, the Company designated 250,000 shares of Class B Preferred stock, par value $.001 per share to be designated as Class B, Series B Preferred Stock. On July 22, 2005, the Company completed an $800,000 private placement of Preferred Stock and Common Stock consisting of 80,000 shares of Series B Class B Preferred Stock and 88,000 shares of restricted Common Stock. The holders of Class B Series B Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B Series B Preferred Stock are entitled to receive dividends at the annual rate of $.80 per share per annum. The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds of the Corporation, redeem the Class B, Series B Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series B Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If however, as to each share of Class B, Series B Preferred Stock outstanding, if not redeemed by the Company within 2 years of the issuance of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series B Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series B Preferred Stock for each year that said share is not redeemed within limits as provided under applicable law.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2005 and 2004

NOTE J - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                  Nine Months Ended September 30, 2005 and 2004


                                          Proset          PHS Group         B2C       Corporate             Total

Revenue from external             2005  $  985,102     $  45,523,173    $ 1,439,198    $      -       $ 47,947,473
customers                         2004  $3,248,172     $  35,125,961    $ 1,553,374    $      -       $ 39,927,507

Net Income (loss) attributable    2005  $ (372,743)    $     168,651    $  (301,148)   $  (864,049)   $(1,369,289)
to common Stockholders            2004  $ (107,373)    $     (17,322)   $  (413,417)   $  (790,100)   $(1,328,212)

Interest & Finance                2005  $   51,981     $     951,384    $        -     $   138,485     $1,141,850
Expenses                          2004  $  179,303     $     784,926    $    38,250    $    75,135     $1,077,614

Depreciation &                    2005  $  137,565     $       8,802    $   115,656    $   108,948     $  370,971
amortization                      2004  $  160,065     $       4,079    $   102,606    $   237,952     $  504,702

Identifiable assets as follows:
   September 30, 2005                   $1,959,526     $  10,601,615    $ 1,815,040    $ 3,329,418     $17,705,599
   December 31, 2004                    $2,117,631     $   9,160,367    $ 1,837,998    $ 3,590,427     $16,706,423


                 Three Months Ended September 30, 2005 and 2004


                                          Proset          PHS Group         B2C       Corporate             Total

Revenue from external             2005  $  258,195     $  16,342,845    $ 521,589      $     -         $ 17,122,629
customers                         2004  $1,446,351     $  11,732,159    $ 581,485      $     -         $ 13,759,995

Net Income (loss) attributable    2005  $ (141,029)    $     159,651    $ (97,268)     $  (317,626)    $    (396,272)
to common Stockholders            2004  $  (20,102)    $     242,240    $(137,527)     $  (254,841)    $    (170,230)

Interest & Financie               2005  $   18,597     $     314,324    $       -      $    62,517     $      395,438
Expenses                          2004  $   72,411     $     303,539    $  12,750      $    39,148     $      427,848

Depreciation &                    2005  $   45,855     $       2,934    $  38,444      $    36,316     $     123,549
amortization                      2004  $   53,355     $       2,507    $  43,922      $    59,955     $     159,739


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2005 and 2004

NOTE K - NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options and warrants of 748,316 and 766,650 for the nine months ended September 30, 2005 and 2004, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.


                                               Nine Months ended September 30,

                                                      2005             2004
                                                   ------------   -------------
    Net loss applicable to common stock            $(1,369,289)   $ (1,328,212)
                                                   ============   =============
    Weighted-average number of shares in basic       3,633,443       2,063,129
      and diluted EPS                              ===========    =============

                                              Three Months ended September 30,

                                                       2005           2004
                                                   ------------    ----------
    Net loss applicable to common stock             $ (396,272)    $(170,230)
                                                   ============    ==========
    Weighted-average number of shares in basic       3,988,018     2,180,154
      and diluted EPS                              ============    ==========

NOTE L - SUBSEQUENT EVENTS

In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT.

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

The Company also owns 22% of the outstanding common stock of Interline Travel and Tours, Inc. (AKA: PERX, ITT). PERX provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. PERX is believed to be the largest Company in this sector of the travel industry. Information on PERX can be found at www.perx.com. The Company believes that its capital investment in this unique travel Company could provide for material future capital appreciation. Synergy Brands does not manage PERX's day-to day operations. SYBR and PERX have been exploring several opportunities to optimize the shareholder value of both Companies.

Business-to-Business (B2B): The Company operates two businesses segments within the B2B sector. B2B is defined as sales to non-retail customers.

PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 95% of the overall Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn merchandise sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset imports and distributes Salon Hair care products and luxury goods to wholesalers and distributors, in the Northeastern part of the United States.

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

o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet. (www.beautybuys.com)

o The Company's B2C websites also expects to generate revenue through affiliate and partnership agreements specifically integrated to Online retailers, such as www.overstock.com and www.google.com.

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
            AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.


SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS


                                                      OPERATING                     OPERATING AND
                                                      SEGMENTS                 CORPORATE SEGMENTS

NINE MONTHS ENDED 9/30/05
Revenue                                               47,947,473     20.09%         47,947,473         20.09%
Gross Profit                                           3,157,740     12.18%          3,157,740         12.18%
SG&A                                                   2,372,215     13.65%          2,863,156         11.22%
   Operating profit (loss)                               523,502     13.58%            (76,387)       -71.06%
Net loss attributable to Common Stockholders            (505,240)    -6.11%         (1,369,289)        -3.09%
Net income (loss) per common  share                        (0.13)                        (0.38)
Interest and financing expenses                        1,003,365      0.09%          1,141,850          5.96%
NINE MONTHS ENDED 9/30/04
Revenue                                               39,927,507                    39,927,507
Gross Profit                                           2,814,959                     2,814,959
SG&A                                                   2,087,307                     2,574,215
Operating profit (loss)                                  460,902                      (263,958)
Net loss attributable to Common Stockholders            (538,112)                   (1,328,212)
Net income (loss) per common  share                        (0.26)                        (0.65)
Interest and financing expenses                        1,002,479                     1,077,614


Revenues increased by 20.1% to $47,947,473 for the nine months ended September 30, 2005 as compared to $39,927,507 for the nine months ended September 30, 2004. B2B operations represented 95% of revenues and 85% of gross profit. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada. In particular the Company continues to increase its Metro NY business from its warehousing operations in Syosset, NY and S. Kearney, NJ.

Gross profit for the nine months ended September 30, 2005 was $3,157,740 as compared to $2,814,959 for the nine months ended September 30, 2004 an increase of 12.2%. PHS and GRC increased their operating margins for the period while Proset materially reduced it's operating margins for the period. The following segment analysis will further define the components, which caused the increase in operating gross profit.

Selling General and Administrative expenses (SG&A) increased by 11.2% while revenues increased by 20.1% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, PHS Group increased its SG&A expenses by 29% to $1,546,787 for the nine months ended September 30, 2005 as compared to $1,195,969 for the nine months ended September 30, 2004. The increase in SG&A for PHS group was caused by a 30% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately. Operating expenses that are generated through the Company's warehousing facility in Syosset, were also a contributing factor to an increased SGA for PHS.

The net loss attributable to Common Stockholders of the Company was $1,369,289 for the nine months ended September 30, 2005 as compared to a net loss attributable to Common Stockholders of $1,328,212 for the nine months ended September 30, 2004. A material factor that affected the Company's costs thereby resulting in the loss was increased financing costs resulting from higher revenues. The increase was attributable to the development of the Company's wholesale operation. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the nine months ended September 30, 2005 totaled $490,941, which include legal, accounting and regulatory expenses as compared to $486,908 for the nine months ended September 30, 2004.

Interest and financing costs increased by 6% to $1,141,850 at September 30, 2005 as compared to $1,077,614 at September 30, 2004. Management believes that financing costs were increased as a result of revenue growth. As a result the Company was required to utilize its line of credit to support account receivable and inventory growth. Although the working capital needed to support revenue growth is directly related to the growth in accounts receivable and inventory, the Company has invested in capital assets, such as warehousing and trucks to support the growth of the business. (see Liquidity and Capital Resources).

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                             B2B               CHANGE
NINE MONTHS ENDED 9/30/05
Revenue                                   45,523,173           29.60%
Gross Profit                               2,688,644           38.14%
SG&A                                       1,546,787           29.33%
   Operating profit (loss)                 1,133,055           51.84%
Net profit (loss)                            168,651         1073.62%
Interest and financing expenses              951,384           21.21%
NINE MONTHS ENDED 9/30/04
Revenue                                   35,125,961
Gross Profit                               1,946,284
SG&A                                       1,195,969
Operating profit (loss)                      746,236
Net profit (loss)                            (17,322)
Interest and financing expenses              784,926

PHS  increased  its  revenues  by 30% to $45.5  million  for nine  months  ended
September  30,  2005 as compared  to $35.1  million  for the nine  months  ended
September 30, 2004. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. The overall gross profit percentage increased from 5.5% to 5.9%. Gross profit increased by 38% to $2,688,644 for the nine months ended September 30, 2005 as compared to $1,946,284 for the nine months ended September 30, 2004. In 2005 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2005 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. As long as the Company maintains or expands its vendor relationships, management believes that it should improve its operating results. However, the Company is dependent on promotional allowances and any material changes to manufacture's allowances will have a material adverse effect to the Company's operating results. Net profit improved from a loss of $17,322 for the nine months ended September 20, 2004 to a profit of $168,651 for the nine months ended September 30, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                   Salon
                                                  Products           CHANGE
NINE MONTHS ENDED 9/30/05
Revenue                                            985,102          -69.67%
Gross Profit                                        32,310          -92.86%
SG&A                                               212,016           -3.13%
   Operating profit (loss)                        (317,271)        -531.59%
Net profit (loss)                                 (372,743)        -247.15%
Interest and financing expenses                     51,981          -71.01%
NINE MONTHS ENDED 9/30/04
Revenue                                          3,248,172
Gross Profit                                       452,435
SG&A                                               218,858
Operating profit (loss)                             73,512
Net profit (loss)                                 (107,373)
Interest and financing expenses                    179,303

Proset revenues decreased by 70% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Gross profit decreased by 93% to $32,310 for the nine months ended September 30, 2005 as compared to $452,435 for the nine months ended September 30, 2004. SG&A decreased by 3% for the nine months ended September 30, 2005. Management has been disappointed with Proset's operation for the nine months ended September 30, 2005. Proset's backlog of orders has not materialized and as a result the results were below expectations. Proset's management believes that the delay in order flow should be corrected, but there is no assurance that it will. Results of operations would have been improved if Proset's business expectations were materialized. Proset represented about 2% of sales for the period, but it's net loss represented 27% of the overall net loss of the Company.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                    B2C               CHANGE
NINE MONTHS ENDED 9/30/05
Revenue                                          1,439,198           -7.35%
Gross Profit                                       436,786            4.94%
SG&A                                               613,412           -8.78%
   Operating profit (loss)                        (292,282)         -18.55%
Net profit (loss)                                 (301,148)         -27.16%
Interest and financing expenses                          -         -100.00%
NINE MONTHS ENDED 9/30/04
Revenue                                          1,553,374
Gross Profit                                       416,240
SG&A                                               672,480
Operating profit loss                             (358,846)
Net profit (loss)                                 (413,417)
Interest and financing expenses                     38,250

The Company's B2C segment includes three businesses, which include Cigars Around the World, CigarGold and BeautyBuys. Cigars Around the World (CAW) was acquired in June of 2003. CAW sells premium cigars to Hotels, Restaurants, Casinos, PGA Clubs and other leisure related destinations. CAW sells its cigars in customized retail displayed humidors. CAW also has its own retail website that operates under the name www.CigarsAroundTheWorld.com. The displays range from counter top humidors to Walled Display units. CigarGold (CG) is the Company's cigar online unit. CG sells premium cigars online to retail customers throughout the United States. It has a selection of over 1000 products, which include brand-name hand made premium cigars and cigar accessories. CigarGold operates under the domain names: www.CigarGold.com, www.NetCigar.com, and www.GoldCigar.com. The online unit also operates www.BeautyBuys.com. BeautyBuys.com sells salon hair products to the retail consumer. Previously the operation also sold fragrances and cosmetics to retail customers. However, the Company decided in 2003 to limit its selection to salon hair care products, since those items are already carried and stocked within its wholesale salon operation, Proset Hair Systems.

Revenues in the Company's B2C operation for nine months ended September 30, 2005 were $1,439,198 as compared to $1,553,374 for the nine months ended September 30, 2004. CAW on a current operating basis represents approximately 59% of B2C revenues for the nine months ended September 30, 2005. Gross profit for the nine months ended September 30, 2005 was $436,786 as compared to $416,240 for the nine months ended September 30, 2004. The table above provides comparative details for the Company's B2C operation. CAW is operating profitably, but the logistical support in Miami Florida is consuming the segment's resources and thereby not allowing it to show a profit at these sales levels. The customer metrics for this segment are very strong. The segment has over 20,000 customers, generates an average order of $100, has over a 50% repeat rate and generates a 99% fulfillment rate, which the Company gauges is far in excess of its competition. The Company believes that building its B2C segment brands along with the popularity of Bill Rancic, the winner of the NBC show "The Apprentice" should bring this segment to effective critical mass.

                   CONSOLIDATED RESULTS OF OPERATIONS FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2005
            AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS


                                                           OPERATING                  OPERATING AND
                                                            SEGMENTS                CORPORATE SEGMENTS

THREE MONTHS ENDED 9/30/05
Revenue                                                   17,122,629       24.44%      17,122,629         24.44%
Gross Profit                                               1,169,966       -9.95%       1,169,966         -9.95%
SG&A                                                         817,887       11.28%       1,019,493         16.46%
   Operating profit (loss)                                   264,846      -42.98%          26,924        -89.81%
Net loss attributable to Common Stockholders                 (78,646)    -192.95%        (396,272)      -132.79%
Net income (loss) per common  share                            (0.01)                       (0.09)
Interest and financing expenses                              332,921      -14.35%         395,438         -7.58%
THREE MONTHS ENDED 9/30/04
Revenue                                                   13,759,995                   13,759,995
Gross Profit                                               1,299,230                    1,299,230
SG&A                                                         734,998                      875,235
Operating profit (loss)                                      464,448                      264,256
Net profit (loss) attributable to Common Stockholders         84,611                     (170,230)
Net income (loss) per common  share                             0.04                        (0.08)
Interest and financing expenses                              388,700                     427,848


Revenues increased by 24.4% to $17,122,629 for the three months ended September 30, 2005 as compared to $13,759,995 for the three months ended September 30, 2004. B2B operations represented 95% of revenues and 83% of gross profit. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as expand its sales in Canada.

Gross profit for the three months ended September 30, 2005 was $1,169,966 as compared to $1,299,230 for the three months ended September 30, 2004, a decrease of 10%. The following segment analysis will further define the components, which caused the decrease in operating gross profit. Gross profit decreased primarily due to the operating performance of Proset. Proset's gross profit decreased by $185,000 for the period, which was cause for the 10% reduction in overall gross profit for the period.

Selling General and Administrative expenses (SG&A) increased by 16.5% while revenues increased by 24.4% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, while also reducing the costs involved in retail sales. The largest subsidiary of the Company, PHS Group increased its SG&A expenses by 22% to $516,347 for the three months ended September 30, 2005 as compared to $423,030 for the three months ended September 30, 2004. The increase in SG&A for PHS group was caused by a 39% increase in revenues. PHS incurs variable expenses in connection with selling costs as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss attributable to Common Stockholders of the Company was $396,272 for the three months ended September 30, 2005 as compared to a net loss attributable to Common Stockholders of $170,230 for the three months ended September 30, 2004. A material factor that affected the Company's costs, thereby resulting in the loss was continued high financing costs required to finance increased inventory, and accounts receivable, as well as warehouse operations. Proset's loss of $141,029 also contributed to the Company's quarterly loss. Corporate expenses such as legal, accounting, and regulatory costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended September 30, 2005 totaled $201,606, which include legal, accounting and regulatory expenses as compared to $140,237, for the three months ended September 30, 2004.

Interest and financing costs decreased by 7.6% to $395,438 at September 30, 2005 as compared to $427,848 at September 30, 2004. Additional capital, together with faster receivable turnover, reduced the Company's financing costs.

In order to fully understand the Company' results a discussion of the Company's segments and their respective results follows;

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES


                                                  B2B             CHANGE
THREE MONTHS ENDED 9/30/05
Revenue                                      16,342,845           39.30%
Gross Profit                                    998,246            4.86%
SG&A                                            516,347           22.06%
   Operating profit (loss)                      478,965           -9.02%
Net profit (loss)                               159,651          -34.09%
Interest and financing expenses                 314,324            3.55%
THREE MONTHS ENDED 9/30/04
Revenue                                      11,732,159
Gross Profit                                    951,985
SG&A                                            423,030
Operating profit (loss)                         526,448
Net profit (loss)                               242,240
Interest and financing expenses                 303,539

PHS  increased  its  revenues  by 39% to $16.3  million for three  months  ended
September  30,  2005 as compared to $11.7  million  for the three  months  ended
September 30, 2004. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. The Company also benefited from increases in the vendor allowances it receives from its vendors, thereby providing its customers with additional discounts. The overall gross profit percentage decreased from 8.1% to 6.1%. Gross profit increased by 5% to $998,246 for the three months ended September 30, 2005 as compared to $951,985 for the three months ended September 30, 2004. In 2005 several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2005 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. As long as the Company maintains or expands its vendor relationships, management believes that is should improve its operating results. Net profit was $159,651 for the three months ended September 30, 2005 as compared to a profit of $242,240 for the three months ended September 30, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                       Salon
                                                     Products           CHANGE
THREE MONTHS ENDED 9/30/05
Revenue                                               258,195          -82.15%
Gross Profit                                            2,016          -98.93%
SG&A                                                   75,902           -6.94%
   Operating profit (loss)                           (119,741)        -327.47%
Net profit (loss)                                    (141,029)        -601.57%
Interest and financing expenses                        18,597          -74.32%

THREE MONTHS ENDED 9/30/2004
Revenue                                             1,446,351
Gross Profit                                          187,557
SG&A                                                   81,561
   Operating profit (loss)                             52,641
Net profit (loss)                                     (20,102)
Interest and financing expenses                        72,411

Proset revenues decreased by 82% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Proset has transferred its business model from retail services to wholesale distribution. Gross profit decreased by 99% to $2,016 for the three months ended September 30, 2005 as compared to $187,557 for the three months ended September 30, 2004. At the same time SG&A decreased by 7% to $75,902 for the third quarter of 2005. Management has been disappointed with Proset's operation for the three months ended September 30,2005. Proset's backlog of orders has not materialized and as a result the results were below expectations. Proset's management believes that the delay in order flow should be corrected, but there is no assurance that it will. Results of operations would have been improved if Proset's business expectations were materialized. Proset represented about 2% of sales for the period, but its net loss represented 36% of the overall net loss of the Company.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                    B2C               CHANGE

THREE MONTHS ENDED 9/30/05
Revenue                                            521,589          -10.30%
Gross Profit                                       169,704            6.27%
SG&A                                               225,638           -2.07%
   Operating profit loss                           (94,378)         -17.68%
Net profit (loss)                                  (97,268)         -29.27%
Interest and financing expenses                          -         -100.00%

THREE MONTHS ENDED 9/30/2004
Revenue                                            581,485
Gross Profit                                       159,688
SG&A                                               230,407
   Operating profit loss                          (114,641)
Net profit (loss)                                 (137,527)
Interest and financing expenses                    12,750

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

Revenues in the Company's B2C operation for three months ended September 30, 2005 were $521,589 as compared to $581,485 for the three months ended September 30, 2004. CAW on a current operating basis represents approximately 62% of B2C revenues for the three months ended September 30, 2005. Gross profit for the three months ended September 30, 2005 was $169,704 as compared to $159,688 for the three months ended September 30, 2004. The table above provides comparative details for the Company's B2C operation. CAW is operating profitably, but the logistical support in Miami Florida is consuming the segments resources and thereby not allowing it to show a profit at these sales levels. The customer metrics for this segment are very strong. The segment has over 20,000 customers, generates an average order of $100, has over a 50% repeat rate and generates a 99% fulfillment rate, far in excess of its competition. The Company believes that building its B2C segment brands along with the popularity of Bill Rancic, the winner of the NBC show "The Apprentice" should bring this segment to effective critical mass.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's predominant need for working capital is to finance its Receivables and Inventory levels. In order to finance its requirements the Company has relied on secured debt financings, trade financing, equity based financing as well as its cash flow from operations. The Company's major lender, International Investment Group Trade Opportunities Fund (IIG), provides receivable and inventory financing to its three operating segments. In addition, most of the Company's major vendors provide trade credit for purchases ranging from COD to 30 days. One vendor to the Company represents over 37% of the Company's purchases. Loss of this vendor would have a material adverse effect on the Company's operations. Working capital increased 333% at September 30,2005 and totaled approximately $4.9 million, an increase of $3,747,000 from 2004. The Company's operations require financing of inventory and receivables. IIG provides the Company's operating subsidiaries a facility that allows for borrowings of up to 85% against eligible accounts receivables and 50% against eligible inventory and orders in transit up to a limit of $6 million. It is important to note that as the borrowings increase from IIG, commensurate with increased revenues and additional need for inventory, additional capital will be needed to support the borrowing base with IIG. Therefore as the financial leverage of the Company increases, additional capital is needed to support the Company's growth. The Company turns its overall inventory on average approximately every 17 days; its receivables average 38 days of collections (the turn is computed on ending balances).

September 30,                                  2005               2004

Working Capital                                 $ 4,872,833       $ 1,125,907
Assets                                           17,705,599        16,094,200
Liabilities                                       9,777,171        13,529,591
Equity                                            7,928,428         2,564,609
Line of Credit Facility                           5,191,534         8,182,005
Receivable turnover (days)                               38                60
Inventory Turnover (days)                                17                15
Tangible Assets                                  16,056,092        14,222,381

The Company has a revolving loan and security agreement with IIG for financing its operations. The line of credit under the loan allows borrowings up to $6,000,000 for accounts receivable, orders in transit, and inventory based upon a borrowing base formula. The Company's agreement expired with IIG on May 31, 2005. Currently, the Company is operating under the terms of its extension agreement and IIG has allowed the Company to operate under such terms without an extension agreement. The Company is seeking to refinance its secured financing needs through other Asset Based Lenders. There is no assurance that the Company will be successful and it may need to continue to incur high financing costs. Management believes that its IIG facility has enabled the Company to achieve its recent growth. By providing financing on all of the Company's tangible assets, the Company has been able to expand its sales through receivable order and inventory financing support. In addition IIG provides the Company with a financing option in Canada, borrowing against anticipated vendor allowances as well as securing product through sales order financing. Management believes that to achieve profitable operations, financing costs must be reduced. By improving its operating results, management believes that it can generate positive cash flow, assuming financing costs can be reduced. However, there can be no assurance that the Company will reduce its financing costs, so that it can improve its operating results. Failure to reduce financing costs will inhibit the Company's growth. Management believes that its current capital structure needs to be improved in order to secure a profitable operation.

In March 2005 certain shareholders of ITT converted $236,354 of debt into 94,542 shares of common stock.

In March 2005, the Company converted $525,000 of debt which Laurus Master Funds ("Laurus") into 150,000 shares of common stock. On January 25, 2005 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share as amended, or matures January 25, 2008. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. The Company repaid $33,333 of this debt at September 30, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $3.50 per share. The Company's common stock quoted market price at the date of closing was $2.52 per share. The debenture has a three-year term with a coupon rate of prime plus 3%.

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

In April and June 2005 the Company converted $207,500 of debt of IIG into 85,218 shares of common stock. In the third quarter of 2005, the Company converted $585,000 of debt of IIG into 248,400 shares of common stock. In April 2005 the Company increased its 9% secured notes by $500,000. In May 2005 the Company increased its 9% secured notes by $100,000. As the Company grows it intends to raise additional capital to accommodate its growth plans however, there can be no assurance that additional capital can be attained.

In March 2005, the Company designated 250,000 shares of Class B Preferred stock, par value $.001 per share to be designated as Class B, Series B Preferred Stock. On July 22, 2005, the Company completed an $800,000 private placement of Preferred Stock and Common Stock consisting of 80,000 shares of Series B Class B Preferred Stock and 88,000 shares of restricted Common Stock. The holders of Class B Series B Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B Series B Preferred Stock are entitled to receive dividends at the annual rate of $.80 per share per annum. The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds of the Corporation, redeem the Class B, Series B Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series B Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If however, as to each share of Class B, Series B Preferred Stock outstanding, if not redeemed by the Company within 2 years of the issuance of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series B Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series B Preferred Stock for each year that said share is not redeemed.

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

Expected interest payments on notes payable for the period ended September 30, are as follows:

September 30, 2006    September 30, 2007    September 30, 2008         Total
$259,000              $142,000              $51,000                    $452,000

Variable interest rate on notes of $1,341,666 was 9.75%. Variable interest rate on note of $795,531 was 6.75%.

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

ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS.

The Company's accounts receivable are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 10 - 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation allowance process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At September 30, 2005, the Company has established a full valuation allowance.

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

9. RISKS OF BUSINESS DEVELOPMENT AND BUSINESS CONCENTRATION.

Because still the lines of product and product distribution established for the Company are relatively new and different from its historical non-internet product distribution business, the Company's operations in these areas should continue to be considered subject to all of the risks inherent in a new business enterprise, including the absence of an appreciable operating history and the expense of new product development and uncertainties on demand and logistics of delivery and other satisfaction of customer demands. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits and will likely be a drain on Company capital if revenue and revenue collection does not keep pace with Company expenses. There can be no assurance as to the continued availability of funds from any of these sources. The Company conducts its business with a limited amount of vendors and customers. Loss of any material vendors or customers may have an adverse effect on overall performance.

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

Certain states have taken action the limit the shipping of cigarettes sold via catalogs and the Internet. Although cigars are not affected, the major shipping companies may limit the shipments of cigars tighter with cigarettes. In addition, certain states have encouraged credit card companies not to accept tobacco related orders for processing. Since tobacco sales are less then 3% of overall sales, this should not effect on GRC. However, should the merchant processors disallow all tobacco orders processing, it will have an adverse affect on GRC.

12. NO DIVIDENDS LIKELY.

No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Synergy contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

13. POTENTIAL LIABILITY FOR CONTENT ON THE COMPANY'S WEB SITE.

Because the Company posts product information and other content on its Web sites, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency, spamming, viruses, breach of security and other claims based on the nature and content of the materials that the Company posts. Such claims have been brought, and sometimes successfully pressed, against other Internet content distributors. In addition, the Company could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology or infiltration into the Company's system by unauthorized personnel.

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

Item 4-Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as of and have found such to be effective as of the end of the period covered by this report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective in timely alerting them to material information relating to the Company (including its Consolidated Subsidiaries) required to be included in the Company's periodic reports.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2005, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

Item 2- Unregistered Sales of Equity Securities and use of Proceeds

On July 22, 2005, the Company completed an $800,000 private placement of Preferred Stock and Common Stock consisting of 80,000 shares of Series B Class B Preferred Stock and 88,000 shares of restricted Common Stock. The holders of Class B Series B Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B Series B Preferred Stock are entitled to receive dividends at the annual rate of $.80 per share per annum. The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds of the Corporation, redeem the Class B, Series B Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series B Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If however, as to each share of Class B, Series B Preferred Stock outstanding, if not redeemed by the Company within 2 years of the issuance of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series B Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series B Preferred Stock for each year that said share is not redeemed within limites as provided under applicable law.

Item 5 - Other Information.

The Company was made aware of a foreign entity by the name Sonae SGPS who supposedly is interested in launching a takeover bid for the Company, which interest, if any, and legitimacy thereof, if any, has not been confirmed by the Company, and the Company is not aware of and has not been otherwise approached by or on behalf of such other entity regarding any such takeover offer or intent and has no further comment at this time other than to undertake to make any appropriate filings and disclosure with the Securities and Exchange Commission as may be required if and when material information may develop further, if ever, on this subject, which the Company has no knowledge at this time, may be forthcoming.

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

                                               Synergy Brands, Inc.
                                                /s/ Mair Faibish
                                                by-------------------
                                                    Mair Faibish
Date:   November   14, 2005                         Chief Executive Officer

                                               /s/  Mitchell Gerstein
                                               by----------------------
Date:  November 14, 2005                            Mitchell Gerstein
                                                    Chief Financial Officer

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

Date: November 14, 2005

/s/ Mair Faibish
----------------
Mair Faibish
Chief Executive Officer

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

Date: November 14, 2005

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2005 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2005

/s/ Mair Faibish
Mair Faibish
Chief Executive Officer

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2005 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2005

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer