Form 10-K
period 2005-12-31
SYNERGY BRANDS INC
filed 2006-03-31
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2005.
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

        Registrant's telephone number, including area code: 516-714-8200

             Securities registered pursuant to Section 12(b) of the
                                      Act:

                      Title of Each Class Name of Exchange

              Common Stock, $.001 par value NASDAQ/Small-Cap System
                            and Boston Stock Exchange

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES __ NO_X____

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES___NO__X____

     Note-Checking the box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__NO_X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES________NO X___

     Synergy Brands Inc. revenues for its most recent fiscal year were $64,137,090.

     On March 30, 2006, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant was approximately $5,637,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 30, 2006 was 4,613,190.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders currently scheduled to be held June 2006 are incorporated by reference in Part III (for other documents incorporated by reference refer to Exhibit Index at page 44 and 45)

                                     PART I

     Other than historical and factual statements, the matters and items discussed in this report on Form 10-K are forward-looking information that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could contribute to such differences are discussed in the forward-looking statements and are summarized in Item 1A "Risk Factors Forward-Looking Information and Cautionary Statements."

     ITEM 1. DESCRIPTION OF BUSINESS

     A. OVERVIEW

     Synergy Brands Inc. (SYBR or the Company) is a holding company that operates in the wholesale distribution of Groceries and Health and Beauty Aid
(HBA) products as well as wholesale and on-line distribution of premium cigars, salon products and luxury goods. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers. The consumer products are concentrated within the Grocery and Health & Beauty Aids (HBA) industries as well as the premium cigar business. The Company uses logistics web based programs to optimize its distribution costs on both wholesale and retail levels. The Company distributes and sells these products through wholly owned subsidiaries in three distinct manners, wholesale, on-line and retail.

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

     BUSINESS-TO-BUSINESS (B2B): THE COMPANY OPERATES TWO BUSINESSES WITHIN THE B2B SECTOR. B2B IS DEFINED AS SALES TO NON-RETAIL CUSTOMERS.

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest subsidiary of the Company and largest business segment of the Company's business operations, representing about 96% of the overall Company sales and 89% of gross profit. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers and benefit the manufacturer directly from the source of supply and in turn increase sales to its customers through this unique strategy. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby. The second business segment within the Company's B2B sector is Proset Hair Systems (Proset). Proset distributes salon hair care products and luxury goods to wholesalers, and distributors in the Northeastern part of the United States.

     BUSINESS TO CONSUMER (B2C): THE COMPANY OPERATES THREE BUSINESSES WITHIN THE B2C SECTOR. B2C IS DEFINED AS SALES TO RETAIL CUSTOMERS.

     The Company's B2C activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

         o Cigars  Around the World (CAW) sells premium  cigars to  restaurants, hotels, casinos, country clubs and many other leisure related destinations. This company was acquired in June, 2003. CAW also opened a retail store and lounge in Miami Lakes, Florida selling premium cigars and accessories in March 2006.

         o CigarGold.com sells premium cigars through the Internet directly to the consumer and through partnership online affiliations.

         o BeautyBuys.com sells salon hair care products directly to the consumer via the internet and through partnership online affiliations.

     THE  COMPANY'S  CORPORATE  OFFICES  ARE  LOCATED  AT 223  UNDERHILL  BLVD.,
SYOSSET, NY 11791, AND ITS TELEPHONE NUMBER IS 516-714-8200. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYBR.COM. The Company is a reporting Company as defined in Regulation 12B of the Securities Exchange Act of 1934 and files electronically with the SEC the Company's quarterly 10Q and Year-end 10-K reports and interim Form 8K reports. The general public may read and copy any materials the Company has filed with the SEC at the SEC Public Reference Room at 450 Fifth Street NW, Washington DC. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which website can be accessed at www.sec.gov. Filed reports by the Company may be viewed at the SEC Edgar filing website to which the Company's homepage website is directly linked.

     B. BUSINESS TO BUSINESS OPERATIONS (B2B)

     The Company's B2B operations consist of two operating business segments , PHS Group and Proset Hair Systems.

     PHS Group is the grocery logistics business involved in the purchase of name brands grocery and Health and Beauty Aids (HBA) products and their further resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base consists of the distribution of nationally branded consumer products in the grocery and HBA sectors and wholesale distribution of grocery items predominantly in the United States, Canada and Dominican Republic (DR). Distribution of such products is directed to major retailers and wholesalers from major U.S. consumer product manufacturers, Canadian and DR Wholesalers. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     PHS conducts its business through its sales offices in New York. The Company maintains its information system and warehousing operations in Long Island, NY. PHS services over 500 customers in the northeastern quadrant of the United States and Canada. PHS utilizes leased trucks in addition to consigning common carriers for overflow sales.

     The second business segment within the Company's B2B sector is Proset Hair systems (Proset). Proset distributes Salon hair care products and luxury goods (such as bags, wallets, brief cases etc.) predominantly to wholesalers retailers and distributors in the United States. Proset focuses on the sale of brand name products. Proset purchases these goods in large quantities and thereby at a volume discount and in turn sells in bulk to regional wholesalers and distributors. Proset also sells directly to the consumer salon products on-line through Beautybuys.com and on-line partnership affiliations. This latter online unit operates at www.BeautyBuys.com. BeautyBuys.com sells salon hair products directly to the retail consumer.

     C. BUSINESS TO CONSUMER OPERATIONS (B2C)

     CIGAR OPERATIONS.

     GRC owns multiple internet domains including Cigargold.com, cigarsaroundtheworld.com and affiliations. GRC focuses on sale of a mix of brand name and private label premium cigar items and cigar related accessories and markets them through these sties. GRC also manages the internet sales of Beautybuys.com which are less than 5% of overall online sales.

     GRC Cigar operations include two businesses. This segment includes Cigars Around the World (CAW) and CigarGold. Cigars Around the World (CAW) was acquired in June of 2003. That Company sells premium cigars to Hotels, Restaurants, Casinos, PGA Clubs and other leisure related destinations. CAW was founded by Bill Rancic, winner of the NBC show The Apprentice. Mr. Rancic serves on the Board of Directors of Synergy Brands. CAW sells its cigars in customized retail displayed humidors that it provides to its customers. CAW also has its own retail website that operates under the name www.CigarsAroundTheWorld.com. The displays range from counter top humidors to Walled Display units. CAW also organizes events such as cigar dinners and merchandising opportunities within its destinations. CigarGold (CG) is the Company's main cigar online unit. CG sells premium cigars online to retail customers throughout the United States. It has a selection of over 1000 products, which include brand-name hand made premium cigars and cigar accessories as well as private label and proprietary products. CigarGold operates under the domain name: www.CigarGold.com.

     In 1999, the Company launched through its GRC subsidiary NetCigar.com Inc. ("NetCigar") a web site created for sale of premium cigar products. The Company developed another domain name in CigarGold.com (CGC) and the operations of NetCigar are now processed under that name. Through CigarGold.com the Company offers information on a variety of cigars and cigar related products as well as content, including cigar news and events and editorials, and sale of an array of cigars and cigar products of both proprietary labels and other popular brands. The Company also markets humidors, and sells golf oriented gifts and apparatus. The Company has a long-term lease in Miami, Florida for storage of its entire inventory in a custom designed humidor warehouse. CigarGold's web site adds convenience to customer and potential customer shopping by being open and available 24 hours a day, seven days a week for access from anywhere that a consumer has internet access. A significant portion of CigarGold's web site design is proprietary and CigarGold has had the site designed and has developed the site to accommodate specific marketing and record keeping requirements to enhance their customer service.

     CGC utilizes a computerized database management system that collects, integrates and allows analysis of data concerning sales, order processing, procurement, shipping, receiving, inventory and financial reporting. At any given time, Company executives can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution. A network system of the Company's office and warehousing facilities allows for online assessment and transactional reporting capabilities. It is the Company's policy that all consumer orders are shipped from the Company's warehouse within 3 days of order placement. GRC maintains an inventory on approximately 90% of its product mix; the other 10% is purchased on a just-in-time basis. The distribution facility has sufficient space to handle the Company's anticipated growth in this area of product sales. After an order is shipped, customers can view order tracking information through a customized profile for each customer.

     As customers use the CGC web site, they provide CGC with information about their buying preferences and habits. NetCigar then can use this information to develop personalized communications and deliver useful information, special offers and new product announcements to its customers. In addition, CGC uses e-mail to alert customers to important developments and merchandising initiatives.

     CGC competes with many and varied sources for cigar products in a small but affluent market which is highly fragmented and which has to date a small on-line presence. No single traditional retailer to the Company's knowledge competes against the Company in all of its product lines and there is an array of developed e-commerce cigar sites. The largest competitor, JR Cigars has developed an e-commerce web site for its product sales as an adjunct to their traditional brick and mortar retail stores and catalogue sales.

     Traditional pre-internet cigar sales appear to have evolved through the following four categories of retailing, which together remain the main source of cigar marketing:

     1. Mom and Pop brick and mortar tobacco shops that typically average 2500 square feet and generate average annual volume of approximately $250,000 per store.

     2. Chain and franchise brick and mortar tobacco shops that average 12,000 to 15,000 square feet and generate approximately $1,000,000 in annual volume per store.

     3. Catalog and mail order vendors that do monthly mailings to as many as 500,000 customers (in some instances as few as 25,000 customers), which is the portion of the market that the Company believes should be the easiest to convert to ecommerce purchases, and

     4. Drug stores and mass market retailers representing a small share of the market.

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

     Many of the Company's off-line and online competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than CGC. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate needs, which the Company and other online sites may not be able to do.

     In June 2003 the Company acquired the ownership interest in The Ranley Group Inc. an Illinois corporation doing business as Cigars Around the World ("CAW") a Chicago based Midwest premium cigar distributor. CAW sells premium cigars to various leisure related destinations in customized retail displays and maintains its own internet sales based website.

     In FY 2006 the Company desires to and will likely implement plans to expand on its online partnerships for all its product offerings and expand CAW retail store operations.

     D. COMPETITION

     The Company is smaller in comparison to many of its competitors in the marketing of grocery and health and beauty care products and cigars. Access to product remains important but the Company is confident of the continued availability of product from manufactures, wholesalers, and distributors with whom the Company has successfully acquainted itself or developed in house. Source of supplies the Company believes should stay stable. Most of the Company's suppliers are regulated under fair trade and pricing regulations. As a result the Company can remain competitive as long as it purchases products at prescribed volume and credit limitation set by the suppliers.

     E. MAJOR CUSTOMERS.

     During the year ended December 31, 2005, sales to two customers accounted for 12% and 10% of the Company's total sales and in 2004 sales to two customers accounted for 21% and 18% of total sales. These major customers relate to the grocery logistics business within the Company's B2B sector.

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

                                 BeautyBuys.com
                                SynergyBrands.Com
                                  DealbyNet.com
                 Perx.com (managed by Interline Travel & Tours)
                                    SYBR.com
                                  CIGARGOLD.com
                            CigarsAroundtheWorld.com

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

     The Company utilizes a computerized web based database management system that collects, integrates and allows analysis of data concerning sales, order processing, shipping, purchasers, receiving, inventories, and financial reporting. At any given time, the database management systems utilized by the Company are designed to allow management to determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution.

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

     The Company's websites can be shopped 24 hours a day, seven days a week from anywhere that a consumer has Internet access. The Company offers a large selection of products and in addition provides various levels of selected product content, buying guides and other tools designed to help consumers make educated purchasing decisions. Additionally, shopping list and e-mail reminders are designed to make it easier for customers to regularly purchase their preferred products.

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

     The Company also maintains a Virtual Private Network (VPN) and intranet system. This network allows for real time sales and order processing across to Company's regional offices and warehouses. The network has been customized for logistics, warehousing accounting, management information systems, and distribution.

     G. SEASONALITY

     Sales by PHS Group and Proset usually peak at the end of a calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarter end and as a result reduced product costs may increase sales. Sales of salon care products increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar product sales also increase during holiday periods and summer months, as well as around special sporting events. In particular sales are stronger before Father's Day, the summer golf season and the Christmas holiday season.

     H. SHIPPING AND HANDLING

     Products sold on a Business to Business (B2B) basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by leased trucks and common carriers. All B2C orders are consolidated in Company leased fulfillment facilities; then packed and shipped to the customer usually within 3 to 7 days mainly by UPS. Approximately 90% of B2C product inventory is in warehouse stock and 10% is purchased by the Company on an as needed "just in time" basis. The Company is dependent on common carriers and truck leases but also has acquired a fleet of trucks leased and operated directly by the Company. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers utilized by the Company are prevented from or delayed in utilizing transportation lanes, the Company may incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. Trucking expenses are regulated by the cost of fuel and destination lanes. Increasing fuel prices can cause an increase in shipping rates. The Company attempts to pass along these charges through a fuel surcharge. This charge cannot be passed to the customers on all occasions.

     I. TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various trademarks and tradenames, and domain names in its internet business. The Company has obtained a wholesale controlled substance license through the Drug Enforcement Agency (DEA). The Company has domestic rights to the "Suarez Gran Reserva", "Breton Legend", "Breton Vintage", "Anduleros", "Don Otilio","Alminante" "Nativo" "Ditka" and various other trade names in marketing of premium handmade cigars. GR also owns and utilizes in its cigar distribution business the following trade names:
CigarGold, Netcigar, GoldCigar, and Cigar Kingdom. Proset is the principal tradename utilized by the Company in its other business sectors. PHS also has exclusive distributorship rights in the Dominican Republic for "Fitti" diaper brand.

     J. EMPLOYEES

     The Company and its subsidiaries in the aggregate as of the date of this report employ and contract approximately 40 full time and part time non Union employees all of whom work in executive, administrative, sales, marketing, data processing, accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored and as drivers and delivery personnel in the Company leased trucks.

     The Company leases and staffs its warehouses in New York , New Jersey , Pennsylvania and Florida (GRC), and a sales office in Illinois, from where it facilitates storage, sorting, packing and shipping of products sold on its websites. Otherwise warehousing is contracted on an as needed arrangement staffed through the warehousing entity contracted with exception for supervisory personnel hired by the Company. The Company relies on a stable working environment with its contract warehousing and trucking.

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

     The Food and Drug Administration (the "FDA") has determined that nicotine is a drug and has asserted that it has jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. FDA jurisdiction is also the subject of current federal legislation which will, if and when enacted, codify much of the past regulatory scheme established for tobacco products and as agreed in settlement agreements reached with the tobacco industry to avoid the myriad of lawsuits filed. In the Fall of 2004, the U.S. Senate considered legislation that would grant the FDA authority to regulate tobacco products. Among other things, the legislation called for the prohibition of free samples and self-service displays. The proposed legislation also limited certain advertising and labeling to a text only format and called for a ban on the sale or distribution of non-tobacco items that bear tobacco brand names, such as hats and t-shirts, and would have restricted sponsorship of events to corporate name only. In addition, the FDA was to be empowered to adopt rules regarding the manufacture, ingredient content, and pre-approval of tobacco products. The proposed legislation passed the US Senate, but failed to garner sufficient support in the House of Representatives and was not enacted into law. There remains uncertainty as to whether the U.S. Congress can gain passage of legislation in the future to permit the FDA to regulate tobacco as outlined above or to permit the FDA to regulate tobacco in a different manner. In 2004, Congress passed legislation to eliminate the federal price support system for tobacco farmers and, in its place, provided an estimated US $10.1 billion buy out of tobacco farmers over the next 10 years. The buy out will be funded by quarterly assessments on tobacco manufacturers. Even within this legislation however cigar products are not included but there is no assurance that they may not be included in these or similar regulations in the future. There is also a regulatory move toward taxing internet tobacco sales, which may also include cigar sales in the future but is presently concentrated on cigarette marketing. Legislation is also pending to curtail internet tobacco product sales in their entirety. Recently the US Bureau of Alcohol Tobacco Firearms and Explosives, the major credit card companies and State attorneys general reached agreement to disallow use of credit cards for cigarette purchases over the internet across State lines and to take action against Internet Sellers that authorities identify as violating State and Federal laws regulating cigarette sales. New York was the first State to ban Internet cigarette sales totally. Further States may likely follow suit. Those bans are based both on tax evasion issues and underage purchasing concerns. Such treatment of tobacco product tax issues is not a new phenomena however but a revisiting of and more active promotion of the federal Jenkins Act which originated in 1949 to address interstate tax issues regarding tobacco sales through use of United States mail. Cigars are not specifically included in the FDA's regulations. Present tobacco regulations which do appear applicable to cigars in addition to focusing on cigarettes are the prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 who requests purchases of tobacco products, and requirement that cigars carry warning labels similar to those contained on cigarette packages which Cigar companies are now required to display clearly and permanently on packages, in print ads, on audio and video ads, on point of purchase displays and on the Internet.

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

     The Company is not aware of government regulation directly related to internet sales different from that applicable to traditional marketing but immense interest has been indicated on policing the internet focusing on contact and access but the nature of the products marketed by the Company over the internet does not appear to involve any of such concerns beyond product labeling and advertising content which would apply regardless of the medium in which the products are sold except for developing limitations on internet sales of tobacco products as aforementioned herein. The Company is subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at various levels of government and it is possible that such laws and regulations will be adopted. These laws and regulations focus on issues such as user privacy, freedom or expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet such as the U.S. Digital Millennium Copyright Act have begun to be interpreted by the courts and implemented but their applicability and scope remain somewhat uncertain. The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce business such as that operated by the Company is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce. The application of existing, new, or future laws could have adverse effects on the Company's business. Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish the Company's opportunity to derive financial benefit from its business activities. In December 2004, the U.S. Federal Government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on the Company's income or from collecting taxes that are due under existing tax rules. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court's Quill decision, which limited the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision could harm the Company's business. For further discussion of other present and potential government regulation of the Internet see "Forward Looking Information and Cautionary Statements No.22 Government Regulation of the Internet and E-Commerce is evolving and unfavorable changes could harm the Company's business" infra.

     ITEM 1A: RISK FACTORS.

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

         The Company's future operating results, its need for and availability of financing to sustain its operations and expand thereon; and the future value of its common stock;

         The anticipated size or and trends in the market segments in which the Company competes and the anticipated competition in those markets;

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

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements and continued availability of logistics and financial support therefore. Moreover the Company assumes no responsibility for the accuracy and completeness of the forward-looking statements to conform such statements to actual results or to changes in its expectations.

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

     1. THE COMPANY HAS INCURRED OPERATING LOSSES, HAS MATERIAL DEBT, AND HAS BEEN AND IS RELIANT UPON FINANCING.

     The Company has a long history of operating losses. To date, a large portion of the Company's expenses have been financed through capital raising activities. Although the Company has narrowed its losses, it still continues to report operating deficits as opposed to profits. A large portion of the Company's historical losses are a direct result of fees and expenses associated with stock and/or other working capital financing. The Company believes that Financing costs must be reduced in order to improve operating results. Failure to reduce financing costs will likely inhibit the Company's growth. There is no assurance that further financing will not be needed for operating purposes, and where needed there can be no assurances of continued availability of financing at affordable levels of expense.

     THE COMPANY HAS SIGNIFICANT INDEBTEDNESS

     As of December 31, 2005, the Company had long-term indebtedness of $2.7 million. Although the Company made debt principal reduction payments over the last two years, it may incur substantial additional debt in the future, and in any event a significant portion of the Company's future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on its indebtedness. The Company's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in its business and competition; and to react in the event of an economic downturn. There is no guarantee that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or obtain funds for required payments, or it we fail to comply with covenants in its indebtedness, the Company will be in default. In addition, the Company may not be able to refinance its indebtedness on terms acceptable to the Company, or at all.

     Due to the Company's limited operating history, its evolving business model, and the unpredictability of its industries, the Company may not be able to accurately forecast its rate of growth. The Company bases its current and future expense levels and its investment plans on estimates of future net sales and rate of growth. Its expenses and investments are to a large extent fixed, and the Company may not be able to adjust its spending quickly enough if its net sales fall short of its expectations.

     The Company's revenue and operating profit growth depends on the continued growth of demand for the products offered by the Company or its sellers, and its business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect its revenue or growth. Such events could create delays in, and increase the cost of, product shipments, which may decrease demand. Revenue growth may not be sustainable and its company-wide percentage growth rate may decrease in the future.

     The Company's net sales and operating results will also fluctuate for many other reasons, including:

     - its ability to expand its network of purchasers and suppliers, and to enter into, maintain, renew, and amend on favorable terms its commercial agreements and strategic alliances;

     - its ability to acquire merchandise, manage inventory, and fulfill orders;

     - the introduction by the Company's current or future competitors of websites, products, services, price decreases, or improvements;

     - changes in usage of the Internet and e-commerce, including in non-U.S. markets;

     - timing, effectiveness, and costs of upgrades and developments in the Company's systems and infrastructure;

     - the effects of commercial agreements and strategic alliances and the Company's ability to successfully implement the underlying relationships and integrate them into its business;

     - the effects of acquisitions, and other business combinations and the Company's ability to successfully integrate them into its business;

     - the success of the Company's geographic and product line expansions;

     - technical difficulties, system downtime, or interruptions;

     - Variations in the mix of products and services the Company sells;

     - Variations in the Company's level of merchandise and vendor returns;

     - disruptions in service by shipping carriers;

     - the extent to which the Company offers free shipping, continues to reduce product prices worldwide, and provides additional benefits to its customers which reduce its gross or operating profits;

     - the extent the Company invests in technology and content, fulfillment, marketing and other expense categories;

     - the extent to which the Company provides for and pays taxes; and

     - an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, and commodities like paper and packing supplies, all of which are used in the Company's operating facilities.

     2. DEPENDENCE ON PUBLIC TRENDS.

     The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

     3. POTENTIAL PRODUCT LIABILITY.

     As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for product liability; there can be no assurance, however, that such claims will not arise in the future. Currently, the Company does carry product liability insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claims from its own funds. Any such payment could have a material adverse impact on the Company.

     4. RELIANCE ON COMMON CARRIERS.

     Although the Company has in the last few years leased a fleet of trucks operated by the Company to make deliveries, the Company is still dependent, for shipping of product purchased, on common carriers in the trucking industry. Although the Company uses several hundred common carriers, the trucking industry is subject to strikes from time to time, which could have material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes or otherwise trucking services are curtailed because of any other case, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

     5. COMPETITION.

     The Company is subject to competition in all of its various product sale businesses. While these industries may be highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service and product quality and origin.

     The food industry is sensitive to a number of economic  conditions such as:
(i) food price deflation or inflation, (ii) softness in local and national economies, (iii) increases in commodity prices, (iv) the availability of favorable credit and trade terms, and (v) other economic conditions that may affect consumer buying habits. Any one or more of these economic conditions can affect the demand for products PHS distributes to its customers.

     The industries in which PHS competes in are extremely competitive. Both the wholesale grocery operation and supply chain services to businesses are subject to competitive practices that may affect: (i) the prices at which PHS is able to sell products to its service area, (ii) sales volume, (iii) the ability of our traditional food distribution customers to sell products PHS supplies, which may affect future orders, and (iv) ability to attract and retain customers. In addition, the nature and extent of consolidation in the food and traditional food distribution industries could affect the competitive position. PHS competes with larger distributors and retailers that have greater resources then the Company.

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

     6. LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial position, results of operations or cash flows of the Company, but there can be no assurance as to this.

     7. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the NASDAQ Small Cap system has in the past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time in the past been reduced below the minimum NASDAQ standard of $1 and had been below such level for an appreciable period of time, as well as the Company also being notified in the past that stockholders' equity had fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has established, and the Commission has approved, certain maintenance requirements to which the Company must adhere to remain listed, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy had been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy had complied with alternative criteria which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ Small Cap System and thereafter trading would likely be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" supra for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks", including what the Company believes to be stringent disclosure rules very different from NASDAQ trading practice procedures. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers might be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has achieved and is confident of maintaining a level of Stockholders' equity above $2,500,000. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

     8. RISKS OF BUSINESS DEVELOPMENT-INTERNET MARKETING -THE COMPANY DEPENDS ON CONTINUED USE OF THE INTERNET AND GROWTH OF THE ONLINE PRODUCT PURCHASE MARKET.

     Because still the lines of product and product distribution established for the Company regarding its e-commerce marketing are relatively new and different from its historical non-internet product distribution business, the Company's operations in these areas should continue to be considered subject to all of the risks inherent in a new business enterprise, including the absence of an appreciable operating history and the expense of new product development and uncertainties on demand and logistics of delivery and other satisfaction of customer demands. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future equity offerings or out of generated revenues and Company profits and will likely be a drain on Company capital if revenues and revenue collection do not keep pace with Company expenses. There can be no assurance as to the continued availability of funds from revenues or from any other sources.

     The Company's future potential revenues and profits substantially depend to a great extent upon the widespread acceptance and use of the internet as an effective medium of business and communication by the Company's target customers. Rapid growth in the use of and interest in the Internet has occurred. As a result, acceptance and use continue to develop, and a sufficiently broad base of consumers have adopted, and continue to use, the Internet and other online services as a medium of commerce but there can be no assurance of continued use at the levels anticipated by the Company to sustain its internet business segments.

     In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements, ease of use restrictions, and/or potential customer continued preferences for more traditional see and touch purchasing. The Company's success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware and education regarding and ease of use thereof as necessary for reliable Internet access and services and hopeful continued shifting of potential customers shopping preferences to the internet.

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

     The Company's future revenues and profits depend to a large extent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by merchants and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is a relatively new and emerging market. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. Growth in the Company's customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods. For the Company to be successful, the Company believes that these market participants must accept and use the novel ways of conducting business and exchanging information as is provided by the internet.

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

         - buyers may dislike the reduction in the human contact and product review attendant to internet sales, different from that inherent in traditional purchasing methods;

         - use of the Internet and other online services may not continue to increase or may increase more slowly than expected;

         - the development or adoption of new technology standards and protocols may be delayed or may not occur; and

         - new and burdensome governmental regulations may be imposed.

     The Internet is still relatively new and rapidly changing technology and continues to experience significant growth in the number of users, frequency of use and bandwidth requirements. There can be no assurance that the infrastructure of the Internet and other online services will be able to support the demands placed upon them and/or that the Company may be able to keep pace therewith. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could adversely affect the level of Internet usage and also the level of traffic and the processing of transactions. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services or other Internet service providers to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and the Company's service in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure of the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become or sustain as a viable commercial marketplace, the Company will have to adapt its business model to any resulting new environment, which would materially adversely affect its results of operations and financial condition.

     9. RAPIDLY CHANGING MARKET MAY IMPACT OPERATIONS.

     The market for the Company's products is rapidly changing with evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its continued ability to enhance its existing products and to introduce new products and features to meet changing customer requirements and emerging industry standards and to continue to have access to such products from their sources on a pricing schedule conducive to the Company operating at a profit. The Company will have to continuously develop, change and implement as and where necessary an appropriate marketing strategy for its various products. There can be no assurance that the Company will successfully complete the development of future products or that the Company's current or future products will achieve market acceptance levels and be made available for sale by the Company conducive to the Company's fiscal needs. Any delay or failure of these products to achieve market acceptance or limits on their availability for sale by the Company would adversely affect the Company's business. In addition, there can be no assurance that the products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

     Management believes actions taken and presently being taken to meet and enhance the Company's operating and financial requirements should assure and provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations and no adjustments have been made to offset the outcome of this uncertainty.

     10.EXTENSIVE AND INCREASING REGULATION OF TOBACCO PRODUCTS AND LITIGATION MAY IMPACT CIGAR INDUSTRY.

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

     11. NO DIVIDENDS LIKELY.

     No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Synergy contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future but the Company does have outstanding preferred stock upon which dividends are paid current.

     12. POTENTIAL LIABILITY FOR CONTENT ON THE COMPANY'S WEB SITE.

     Because the Company posts product information and other content on its Web sites, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that the Company posts. Such claims have been brought, and sometimes successfully pressed, against other Internet content distributors. In addition, the Company could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology or infiltration into the Company's system by unauthorized personnel. The Company is not aware of any present claim of such nature or any current basis therefore but because of the nature of the product marketing techniques utilized by the Company with application of the internet, likelihood of claims of such nature arising in the future cannot be predicted.

     13. THE COMPANY'S NET SALES WOULD BE HARMED IF IT EXPERIENCES SIGNIFICANT CREDIT CARD FRAUD.

     A failure to adequately control fraudulent credit card transactions would harm the Company's net sales and results of operations because it does not carry insurance against such risk. Under current credit card practices, the Company may be held liable for fraudulent credit card transactions where it does not obtain a cardholder's signature, a frequent practice in internet sales.

     14. POTENTIAL FUTURE SALES OF COMPANY STOCK.

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

     15. THE COMPANY MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

     The success of the Company's business model depends in large part on its continued ability to maintain and re sell to current customers and to increase its number of customers in the future. The market for its businesses may grow more slowly than anticipated because of or become saturated with competitors, many of which may offer lower prices or broader distribution. The Company is also highly dependant on internet sales which require interest of potential suppliers in the internet mode of product purchasing. Some potential suppliers may not want to join the Company's networks because they are concerned about the possibility of their products being listed together with their competitors' products thus limiting availability of product mix made available by the Company. If the Company cannot continue to bring new customers to its internet sites or maintain its existing customer base or attract listing of a mixture of product, the Company may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain that aspect of its business.

     16. THE COMPANY'S BUSINESS MAY SUFFER IF IT IS NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

     The Company's ability to compete effectively against other companies in its industry will depend, in part, on its ability to protect its proprietary technology and systems designs relating to its technologies. The Company does not know whether it has been or will be completely successful in doing so. Further, its competitors may independently develop or patent technologies that are substantially equivalent or superior to those of the Company so as to effectively compete.

     17. THE COMPANY MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF ITS PROPRIETARY KNOWLEDGE.

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

     18. OTHERS MAY ASSERT THAT THE COMPANY'S TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

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

     19. THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR ITS SERVICE OFFERING.

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

     20. THE COMPANY'S SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF ITS CUSTOMERS.

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

     21. THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR  TECHNOLOGIES,  WHICH COULD
RESULT  IN  DILUTION  TO  ITS   STOCKHOLDERS,   OR  OPERATIONAL  OR  INTEGRATION
DIFFICULTIES WHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

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

     22. GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING AND UNFAVORABLE CHANGES COULD HARM THE COMPANY'S BUSINESS

     The Company is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm the Company's business.

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

     23. TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     In the U.S., the Company does not collect sales or other similar taxes on goods sold through the Company's internet websites. The Internet Tax Freedom Act of 1998, (extended through November 2003 and internet access tax prohibitions though November 1, 2007), prohibits the imposition of new or discriminatory taxes on electronic commerce by United States federal and State taxing authorities except for taxes caused by nexus of the Seller of the goods in the State. Sales to customers in such States may be taxable, but to date no such taxes have ever been collected by the Company. The Company is not aware of any further extensions of this legislation but understands that more permanent application of the aforesaid Internet Tax Freedom Act is currently being discussed in the federal legislature and further extension has been recommended by the Advisory Commission on Electronic Commerce established by US Congress to further review application of the statute. Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of States, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, the Company could be required to collect sales and use taxes. The imposition by State and local governments of various taxes upon Internet commerce could create administrative burdens for the Company and could decrease its future sales. The status of the prohibition is uncertain and States have attempted to impose sales and use tax, often successfully mainly based upon the nexus of the retailer with the State imposing the tax on customers in that State. A number of proposals have been made at the State and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted and not in conflict with federal prohibitions, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. There has been recent activity in attempts to enforce the federal Jenkins Act which historically allowed State taxation of sales of goods made through use of the United States mails and is currently being reviewed toward possibly allowing the States to tax internet sales. . In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the sale of merchandise could impair its revenues and its ability to acquire and retain customers.

     24. THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

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

     25. IF THE COMPANY'S FULFILLMENT CENTERS ARE NOT EFFECTIVELY OPERATED THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED.

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

     26. OUR VENDOR RELATIONSHIPS SUBJECT US TO A NUMBER OF RISKS

     Although we continue to increase the number of vendors that supply products to us and only two vendors account for 10% or more of our inventory purchases, we have significant vendors that are important to our sourcing. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise, particular payment terms, or the extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms.

     27. THE COMPANY'S STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     The stock market, and in particular the market for Internet-related stocks, has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for the Company's common stock to decline, perhaps substantially, including:

         - actual or anticipated variations in the Company's quarterly operating results and expected future results;

         - changes in, or failure to meet, financial estimates by securities analysts;

         - unscheduled system downtime;

         - additions or departures of key personnel;

         - announcements of technological innovations or new services by the Company or its competitors;

         - initiation of or developments in litigation affecting the Company;

         - conditions or trends in the Internet and online commerce industries;

         - changes in the market valuations of other Internet, online commerce, or technology companies;

         - developments in regulation;

         - announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures, new product of capital commitments;

         - unanticipated economic or political events;

         - sales of the Company's common stock or other securities in the open market; and

         - other events or factors, including those described in the "Risk Factors", section and others that may be beyond the Company's control.

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

     The Company maintains satellite and representative offices in New York, Pennsylvania, New Jersey, Illinois, Florida.

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

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2005 no matters were submitted for shareholder approval. However, on September 7, 2005 a majority of the Company's shareholders by written consent approved that an amendment be filed to the Company's
Certificate of Incorporation to increase the amount of stock the Company has authorization to issue which filing of the approved amendment awaits distribution of the information Statement the Company presently has on file with the Commission to be distributed to its shareholders not having voted on the matter.

                                     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on NASDAQ Small Cap Market under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYB". The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

COMMON STOCK

Quarter Ended               High             Low       Close
-------------             -------         -------      ------
March 31, 2004              5.69            3.75       3.96
June 30, 2004               4.72            2.75       2.89
September 30, 2004          3.22            2.13       2.30
December 31, 2004           7.25            1.66       3.38
March 31, 2005              3.71            2.08       2.39
June 30, 2005               2.95            1.62       2.10
September 30, 2005          2.85            1.85       2.07
December 31, 2005           2.66            1.68       1.85

     On March 30, 2006, the Company had approximately 3100 shareholders of record.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future. The Company does pay a dividend on its preferred stock.

     The Company has authorized stock of 6,000,000 shares divided into 5,000,000 Common Stock $.001 par value, 100,000 shares of Class A Preferred Stock par value $.001 and 900,000 shares of Class B Preferred Stock, 500,000 shares of which are designated Series A Class B Preferred. The Company is currently processing an increase in such authorized stock to 15 million shares by amendment to its Certificate of Incorporation which the Company anticipates to be effective in April 2006.

     Refer to the Company's Consolidated Statement of Changes in Stockholders' Equity in the Company's audited financial statements included in this report for information on issuances of equity securities during fiscal year 2005. These issuances were made either under exemption from registration allowed under
Section 4 (2) or Regulation D of the Securities Act of 1933 as amended.

     ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Plan of Operations.


                               SYNERGY BRANDS INC
                             SELECTED FINANCIAL DATA
                                   12/31/2005

                                                         YEAR ENDED DECEMBER 31,


                                                  2005        2004         2003         2002         2001
CONSOLIDATED STATEMENT OF OPERATIONS:
NET SALES                                    $64,137,090    $56,705,044 $40,540,577 $31,540,675 $24,347,928

COST OF SALES
COST OF PRODUCT                              $59,270,788    $51,907,840 $36,837,796 $29,241,384 $22,347,887
SHIPPING AND HANDLING COSTS                   $1,038,923       $900,205    $893,582   $600,994     $657,793
                                             $60,309,711    $52,808,045 $37,731,378 $29,842,378 $23,005,680

GROSS PROFIT                                  $3,827,379     $3,896,999  $2,809,199 $1,698,297   $1,342,248

OPERATION EXPENSES
ADVERTISING AND PROMOTIONAL                      $63,155       $150,181     $91,634   $469,965   $1,501,267
GENERAL AND ADMINISTRATIVE                    $3,992,405     $3,605,433  $2,984,663 $3,196,270   $3,072,900
DEPRECIATION AND AMORTIZATION                   $497,965       $659,490    $692,698   $893,935   $1,004,553
ASSET IMPAIRMENT CHARGE                         $293,586
DEVELOPMENT COSTS                                                                                   $16,133
                                              $4,847,111     $4,415,104  $3,768,995 $4,560,170   $5,594,853

OPERATING LOSS                               -$1,019,732      -$518,105   -$959,796 -$2,861,873 -$4,252,605

OTHER INCOME(EXPENSE)
INTEREST INCOME                                 $102,644         $4,610     $13,913    $26,695     $128,189
OTHER INCOME(EXPENSE)                           -$21,504       -$46,983    $298,932   $514,860      $23,804
EQUITY IN EARNINGS OF INVESTEE                   $56,311       $172,224     $92,424    $67,717       $1,583
INTEREST AND FINANCING EXPENSES              -$1,593,639    -$1,553,521   -$690,038  -$211,279    -$154,745
DIVIDENDS ON PREFERRED STOCK OF SUBSIDARY                                                          -$24,500
                                             -$1,456,188    -$1,423,670   -$284,769   $397,993     -$25,669

LOSS BEFORE INCOME TAXES                     -$2,475,920    -$1,941,775 -$1,244,565 -$2,463,880 -$4,278,274

INCOME TAX EXPENSE                               $84,858        $34,604     $32,658    $22,687      $21,865

NET LOSS BEFORE DISCONTIUED OPERATIONS       -$2,560,778    -$1,976,379 -$1,277,223 -$2,486,567 -$4,300,139

DIVIDEND-PREFERRED STOCK                        $317,333       $156,375     $78,000

NET LOSS ATTRIBUTABLE
TO COMMON STOCKHOLDERS                       -$2,878,111    -$2,132,754 -$1,355,223 -$2,486,567 -$4,300,139

BASIC AND DILUTED NET LOSS
PER COMMON SHARE:                                 -$0.75         -$0.97      -$0.82     -$1.91       -$4.15

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             3,820,061      2,209,371   1,652,019  1,302,042    1,035,795


CONSOLIDATED BALANCE SHEET DATA:
WORKING CAPITAL                               $4,450,709     $3,064,266  $1,041,027    $51,542     $744,710
TOTAL ASSETS                                 $17,352,638    $16,706,423 $10,992,645 $5,871,669   $8,398,310
LONG TERM OBLIGATIONS                         $2,668,691     $1,196,241    $788,162   $342,750     $801,814
TOTAL SHAREHOLDERS' EQUITY                    $6,932,701     $6,573,057  $2,943,832 $2,082,537   $3,027,029


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OFOPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands, Inc. (SYBR or the Company) is a holding company that operates in the wholesale and online distribution of Groceries and Health & Beauty Aid (HBA) as well as wholesale, retail and online distribution of premium cigars and salon & luxury products through three business segments. It principally focuses on the sale of nationally known brand name grocery and HBA consumer products manufactured by major U.S. manufacturers. The company uses supply based logistics to optimize its distribution costs on both wholesale and retail channels.

     The Company also owns 22% of the outstanding common stock of Interline Travel and Tours, Inc. (AKA: PERX). PERX provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. PERX is believed to be the largest Company in this sector of the travel industry. Information on PERX can be found at www.perx.com. The Company believes that its capital investment in this unique travel Company could provide for material future capital appreciation. Synergy Brands does not manage PERX's day-to day operations. Perx pre-tax profit for the fiscal year 2005 was $512,000. SYBR's share under the equity method amounted to $56,311 for fiscal year 2005 after income taxes. SYBR and PERX have been exploring several opportunities to optimize the shareholder value of both Companies. SYBR made a $1 million investment in a private placement in the fourth quarter of FY 2005 for the purpose of expanding PERX operations through acquisitions.

     Business-to-Business (B2B): The Company operates two businesses segments within the B2B sector. B2B is defined as sales to non-retail customers.

     PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 96% of the overall Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset. Proset imports and distributes Salon Hair care products and luxury goods to wholesalers and distributors, in the Northeastern part of the United States.

     Business to Consumer (B2C): The Company operates three businesses within the B2C segment. B2C is defined as sales to retail customers.

     The Company's B2C activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

     o Cigars Around the World sells premium cigars to restaurants, hotels, casinos, country clubs and many other leisure related destinations. The company was acquired in June 2003. (www.cigarsaroundtheworld.com)
                                                  ------------------------------

     o CigarGold.com sells premium cigars through the Internet directly to the consumer. (www.cigargold.com)
               -------------------

     o GRC opened its first retail store in Miami, Florida in March, 2006. The store is expected to be an extension to CAW operation and the store is called "Cigars Around the World."

     o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet. (www.beautybuys.com)
                       --------------------

     o The Company's B2C websites also expects to generate revenue through affiliates and partnership agreements such as www.overstock.com,
                                                              ------------------
     www.google.com .
     --------------

     CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005
                AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.



                                           OPERATING                      OPERATING AND
                                           SEGMENTS                   CORPORATE SEGMENTS

Y/E 12/31/2005
Revenue                                   $64,137,090       13.11%        $64,137,090      13.11%
Gross Profit                                3,827,379       -1.79%          3,827,379      -1.79%
SG&A                                        3,356,673        8.56%          4,055,560       7.99%
Operating Profit (loss)                      (175,581)    -139.71%         (1,019,732)    -96.82%
Net loss attributable to
 common stockholders                       (1,588,865)     -53.96%         (2,878,111)    -34.95%
Net loss per common  share                      (0.42)                          (0.75)
Interest and financing expenses             1,377,581       -4.60%          1,593,639       2.58%
   Y/E 12/31/2004
Revenue                                   $56,705,044                     $56,705,044
Gross Profit                                3,896,999                       3,896,999
SG&A                                        3,092,087                       3,755,614
Operating Profit (loss)                       442,190                        (518,105)
Net loss attributable to
 common stockholders                       (1,032,025)                     (2,132,754)
Net loss per common  share                      (0.47)                          (0.97)
Interest and financing expenses             1,444,020                       1,553,521


     Synergy Brands

     Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

     Revenues increased by 13% to $64,137,090 for the year ended December 31, 2005, as compared to $56,705,044 for the year ended December 31, 2004. The largest percentage increase was in the Company's B2B operations. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as materially expanded its sales in Canada.

     Gross profit remained flat at $3,827,379 for the year ended December 31, 2005 as compared to $3,896,999 for the year ended December 31, 2004. Proset increased its reserves to $190,000 in FY 2005, and took an impairment charge to its intangible assets in the amount of $293,586. The salon business did not secure sufficient product flow to service Proset's customers during the year. Gross profit would have increased by 3% without the additional reserves.

     Selling General and Administrative expenses (SGA) increased by 8% while revenues increased by 13% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its Proset operation through outsourcing, and increased its focus on wholesale distribution as opposed to retail store sales. The largest subsidiary of the Company, PHS Group, increased its SGA expenses by 18% to $2,211,290 for the year ended December 31, 2005 as compared to $1,870,312 for the year ended December 31, 2004. The increase in SGA for PHS group was caused by a 21% increase in revenues. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

     The net loss attributable to Common Stockholder of the Company was $2,878,111 for the year ended December 31, 2005 as compared to a net loss of $2,132,754 for the year ended December 31, 2004. Interest and financing costs represents 55% of the total loss. The reasons for the increase in net loss relate to one-time non-cash charges. Corporate expenses such as legal, accounting, and regulatory costs as well as depreciation costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the year ended December 31, 2005 totaled $698,887, which include legal, accounting and regulatory expenses as compared to $663,527 for the year ended December 31, 2004.

     BELOW IS A SUMMARY OF THE RESULTS OF OPERATION BY SEGMENT:

     PHS Group: (B2B Operations)

     Synergy's Grocery operation improved its operation through an expansion of its Metro NY wholesale operation. Sales improved by 21% to $61.4 million and operating profit increased by 29% to $1.2 million. PHS represented 96% of the Company's overall revenues and provides the most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its Metro NY, operations and increase its international sales to Canada and the Caribbean.

     B2C operations. (Gran Reserve Corporation supra GRC)

     B2C operations consist of www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com; retail store operation in Miami and online partnership programs such as www.Overstock.com and www.Google.com. The operation has relocated to a 6,000 square foot facility in Miami Lakes Florida, which handles order flow for the operation as well as retail operations. Sales deceased by 7% to $1.9 million while operating loss was reduced by 27% to $427,672. Revenues were reduced due in material part to Hurricane Wilma, which disrupted operations in the fourth quarter of 2005. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2006. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2006. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may shift the Cigar business to be a complete destination business as opposed to a leisurely activity.

     Proset operations

     Proset had a disappointing year in FY 2005. Proset developed additional sources for its goods predominately in Europe, but access to goods have been limited in FY 2005. However, in the first quarter of 2006, the Company secured direct contacts in Europe for Luxury Goods and secured Costco and other customers for the distribution of these goods. These goods include some of the most respected producers for Bags, wallets, briefcases, and eyewear in Europe. Management expects that Proset-operating results should significantly improve in FY 2006. Furthermore, Proset-operating structure has been integrated into PHS Group, thus allowing for logistics to be integrated into PHS operations. Proset is expected to have a record first quarter in FY 2006. The flow of luxury goods has materialized in the first quarter and Costco has already received numerous deliveries.

     Corporate Expenses:

     The Company's allocation to corporate expenses was increased by 5% to $698,887. Corporate expenses represent 17% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $4 million in FY 2005.

     BELOW IS A DETAILED REVIEW OF THE COMPANY'S PERFORMANCE.

     IN ORDER TO FULLY UNDERSTAND THE COMPANY'S RESULTS A DISCUSSION OF THE COMPANY'S SEGMENTS AND THEIR RESPECTIVE RESULTS FOLLOW;

     B2B OPERATIONS

     The Company's B2B operations consist of two operating businesses, PHS Group and Proset. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 96% of the overall company sales. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset imports and distributes salon hair care products and luxury goods to wholesalers and distributors, in the northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                    PHS Group          CHANGE
Year ended December 31, 2005
Revenue                                              61,450,467        21.14%
Gross Profit                                          3,423,960        22.03%
SG&A                                                  2,211,290        18.23%
Operating Profit (loss)                               1,199,866        29.17%
Net loss                                               (111,784)      -33.44%
Interest and financing expenses                       1,297,348        11.02%

Year ended December 31, 2004
Revenue                                              50,728,560
Gross Profit                                          2,805,747
SG&A                                                  1,870,312
Operating Profit (loss)                                 928,934
Net loss                                               (167,951)
Interest and financing expenses                       1,168,607

     PHS increased its revenues by 21% to $61.4 million for year ended December 31, 2005 as compared to $50.7 million for the year ended December 31, 2004. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada increase of its Domestic Wholesale business and expansion into the Dominican Republic. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage remained consistent at 5.6%. In 2005, several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Folgers, Marcal paper, Crest displays as well as Gain Detergent among others, with unique retail display features, that PHS has been able to strongly promote during FY 2005 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. However, the Company is dependant on promotional allowances and any material changes to manufacture's allowance will likely have a material adverse effect to the Company's operating result. Net loss was $111,784 for the year ended December 31, 2005 as compared to a loss of $167,951 for the year ended December 31, 2004.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                Salon
           Year ended December 31, 2005         products           CHANGE
Revenue                                          786,908          -79.95%
Gross Profit                                    (178,735)        -130.39%
SG&A                                             292,034            3.28%
Operatimg Profit(loss)                          (947,775)       -1103.07%
Net loss                                      (1,031,576)        -370.60%
Interest and financing expenses                   80,233          -65.55%
Year ended December 31, 2004
Revenue                                        3,923,823
Gross Profit                                     588,154
SG&A                                             282,747
Operatimg Profit(loss)                            94,487
Net Profit(loss)                                (219,204)
Interest and financing expenses                  232,913

     Proset revenues decreased by 80% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Proset reserved $190,000 against its inventory and took a $293,586 impairment charge to its customer list in FY 2005. During FY 2005 Proset failed to secure product through its normal channels and as a result Proset was not able to service its customers. However, Proset was able to secure reliable channels of distributors and procurement to luxury goods in the end of FY 2005. Proset has started to explore the importation of luxury products from Europe in the middle of FY 2006. It has secured supply specifically designated for Costco's use. Proset believes that the Designer Luxury goods, which include handbags, wallets, briefcases, Eyewear among others is a fast growing category that Mass Merchandisers can benefit from. Proset will comply with all requests made by its vendors for the effective distribution of these goods and is bound by restriction in the event that it does not comply. SG&A increased by 3% to $292,034 for the year ended December 31, 2005 as compared to $282,747 for the year ended December 31, 2004. Management has been disappointed with Proset's operation for the year ended December 31, 2005.
Proset's backlog of orders has not materialized, and as a result operating results were below expectations. Proset's management believes that the delay in order flow should be corrected, but there is no assurance that it will. Results of operations would have been improved if Proset's business expectations would have materialized. Proset represented about 1.2% of the Company's sales for the year, but it represented 36% of the overall net loss of the Company. Over 63% of the charges related to Proset loss were non-cash charges.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                   B2C            CHANGE
Year ended December 31, 2005
Revenue                                           1,899,715        -7.45%
Gross Profit                                        582,154        15.71%
SG&A                                                853,349        -9.12%
Operating Profit(loss)                             (427,672)      -26.42%
Net loss                                           (445,505)      -30.92%
Interest and financing expenses                        -         -100.00%
Year ended December 31, 2004
Revenue                                           2,052,661
Gross Profit                                        503,098
SG&A                                                939,028
Operating Profit(loss)                             (581,231)
Net Profit(loss)                                   (644,870)
Interest and financing expenses                      42,500

     The Company's B2C activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

     o Cigars Around the World sells premium cigars to restaurants, hotels, casinos, country clubs and many other leisure related destinations. The company was acquired in June 2003. (www.cigarsaroundtheworld.com)

     o CigarGold.com sells premium cigars through the Internet directly to the consumer. (www.cigargold.com)

     o GRC opened its first retail store in Miami, Florida in March, 2006. The store is expected to be an extension to CAW operation and the store is called Cigars Around the World.

     o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet. (www.beautybuys.com)

     o The  Company's  B2C  websites  also expects to generate  revenue  through
     affiliates   and   partnership   agreements   such  as   www.overstock.com,
     www.google.com and paid links.

     Cigars Around the World (CAW), a wholly owned subsidiary of Synergy Brands, Inc. (NASDAQ: SYBR), officially opened its first retail outlet and cigar club in Miami Lakes Florida, on March 4, 2006. The 6,000 square-foot facility, located at 15804 57th Ave, in Miami Lakes features more than 1,000 unique cigars that include brand name, hand made premium cigars as well as Gran Reserve Corp's
(GRC) proprietary brands as well as Cigar Accessories. The entire facility is temperature and humidity controlled so all the Cigars can be viewed in a total store experience. In addition, the store houses a Cigar Lounge with Free satellite TV and Free Wireless Internet which will enhance the customer's Cigar smoking and shopping experience. CAW expects to use its facility for Radio remotes for special events, seminars on upcoming news in the Cigar world, and other organized events for its members.

     CAW features the top selling Cigar brands which include Macanudo, Partagas, Montecristo, Cohiba, Arturo Fuentes-Opus X, Hemingway, Padron, Punch, Romeo y' Julietta, Suarez Gran Reserve, Davidoff, Ashton, Mike Ditka and Breton labels among others. The store will also offer premium brands of upscale accessories. All the products in the store are available nationally on the Store's website www.CigarsAroundTheWorld.com.

     Bill Rancic, founder of CAW at www.CigarsAroundTheWorld.com and Donald Trump's first "Apprentice" on the popular NBC-TV program, was on hand for the store's grand opening. One of the attractions of the new store is the membership program which enables club members to rent a climate controlled locker to keep their personal cache in a perfectly controlled temperature and humidity environment. Management believes that the club has the potential to provide an additional revenue stream to the strong sales we continue to see in the cigar division.

     Upcoming events include plans for a Father's Day celebration in the lounge of Cigars Around the World similar to the grand opening. Fathers will be given the special treatment they deserve as well as exceptional discounts on their favorite cigars. CAW plans NFL weekends as the football season starts and a Super Bowl event next year. Based upon this model, CAW is exploring other retail opportunities to expand this concept.

     The store's grand opening celebration received coverage by local media including WSVN-TV, FOX; WPLG-TV, ABC; WAXY-AM, 790 The Ticket; the Miami Herald; the Miami Laker; and the Miami New Times.

     Revenues in the Company's B2C operation for the year ended December 31, 2005 were $1,899,715 as compared to $2,052,661 for the year ended December 31, 2004. CAW on a current operating basis represents approximately 59% of B2C revenues for the year ended December 31, 2005. Gross profit for year ended
December  31, 2005 was  $582,154  as  compared  to  $503,098  for the year ended
December 31, 2004. The table above provides comparative details for the Company's B2C operation.

     CAW is operating profitably, but the logistical support in Miami, Florida is consuming the segment's resources and thereby not allowing it to show a profit at those sales levels. The On-line segment has over 20,000 customers, generates an average order of $100, with over a 50% repeat rate and generates at a 99% fulfillment rate. The Company believes that building its B2C segment brands along with popularity of Bill Rancic, the winner of the ABC show "The Apprentice" should bring the segment effective critical mass.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004
                AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

                                       OPERATING                OPERATING AND
                                       SEGMENTS              CORPORATE SEGMENTS


Y/E 12/31/2004
Revenue                               56,705,044      39.87%      56,705,044       39.87%
Gross Profit                           3,896,999      38.72%       3,896,999       38.72%
SG&A                                   3,092,087      17.04%       3,755,614       22.08%
Operating Profit (loss)                  442,190     202.03%        (518,105)      46.02%
Net loss attributable to
   common stockholder                 (1,032,025)    -26.22%      (2,132,754)     -57.37%
Net loss per common  share                 (0.47)                      (0.97)
Interest and financing expenses        1,444,020     109.50%       1,553,521      125.14%
   Y/E 12/31/2003
Revenue                               40,540,577                  40,540,777
Gross Profit                           2,809,199                   2,809,199
SG&A                                   2,641,864                   3,076,297
Operating Profit (loss)                 (433,395)                   (959,796)
Net loss attributable to
common stockholder                      (817,658)                 (1,355,223)
Net loss per common  share                 (0.49)                      (0.82)
Interest and financing expenses          689,286                     690,038


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

     The net loss for the Company was $2,132,754 for the year ended December 31, 2004 as compared to a net loss of $1,355,223 for the year ended December 31, 2003. In the first quarter of 2003, the Company realized a one time gain of $282,750 in connection with the extinguishment of online advertising payables in 2003. The Company also had the benefit of an allowance paid in the second quarter of 2003 totaling $415,000 that will be paid over the course of subsequent period. Other material factors that affected the Company's costs were increased financing costs resulting from increased borrowings. The increase was attributable to the development of the Company's wholesaling operation as well as materially higher financing costs. Interest and financing costs jumped by 125% to $1,553,521 for the year ended December 31, 2004. Corporate expenses such as legal, accounting, and regulatory costs as well as depreciation costs represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the year ended December 31, 2004 totaled $663,527, which include legal, accounting and regulatory expenses as compared to $434,443 for the year ended December 31, 2003.

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

                                             PHS Group          CHANGE
Year ended December 31, 2004
Revenue                                       50,728,560       46.02%
Gross Profit                                   2,805,747       45.57%
SG&A                                           1,870,312       41.27%
Operating Profit (loss)                          928,934      180.88%
Net loss                                        (167,951)    -110.30%
Interest and financing expenses                1,168,607      159.76%

Year ended December 31, 2003
Revenue                                       34,740,999
Gross Profit                                   1,927,416
SG&A                                           1,323,887
Net loss                                         (79,864)
Interest and financing expenses                  449,876

     PHS increased its revenues by 46.0% to $50.7 million for year ended December 31, 2004 as compared to $34.7 million for the year ended December 31, 2003. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage remained consistent at 5.5%. In 2004, several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Nyquil, Marcal paper, Clorox displays as well as Herbal Essence shampoos among others, with unique retail display features, that PHS has been able to strongly promote during FY 2004 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                    Salon
               Year ended December 31, 2004       products             CHANGE
Revenue                                          3,923,823            6.88%
Gross Profit                                       588,154           70.82%
SG&A                                               282,747          -34.20%
Operatimg Profit(loss)                              94,487          131.65%
Net loss                                          (219,204)          56.35%
Interest and financing expenses                    232,913           16.52%
Year ended December 31, 2003
Revenue                                          3,671,106
Gross Profit                                       344,305
SG&A                                               429,684
Operatimg Profit(loss)                            (298,577)
Net Profit(loss)                                  (502,158)
Interest and financing expenses                    199,892

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

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                 B2C             CHANGE
Year ended December 31, 2004
Revenue                                         2,052,661       -3.56%
Gross Profit                                      503,098       -6.40%
SG&A                                              939,028        5.71%
Operatimg Profit(loss)                           (581,231)      24.85%
Net loss                                         (644,870)    -173.67%
Interest and financing expenses                    42,500        7.55%
Year ended December 31, 2003
Revenue                                         2,128,472
Gross Profit                                      537,478
SG&A                                              888,293
Operatimg Profit(loss)                           (465,535)
Net Profit(loss)                                 (235,636)
Interest and financing expenses                    39,518

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

     Revenues in the Company's B2C operation for the year ended December 31, 2004 were $2,052,661 as compared to $2,128,472 for the year ended December 31, 2003. CAW on a current operating basis represented approximately 64% of B2C revenues for the year ended December 31, 2004. Gross profit for year ended
December  31, 2004 was  $503,098  as  compared  to  $537,478  for the year ended
December 31, 2003. The table above provides comparative details for the Company's B2C operation.

                         LIQUIDITY AND CAPITAL RESOURCES

Year end                                      2005           2004

Working Capital                             $ 4,450,709     $ 3,064,266
Assets                                       17,352,638      16,706,423
Liabilities                                  10,419,937      10,133,366
Equity                                        6,932,701       6,573,057
Line of Credit Facility                       4,033,242       4,976,610
Receivable turnover (days)                           43              49
Inventory Turnover (days)                            12              12
Net cash used in operating activies           4,051,495       6,983,055
Net cash (used in) provided by
    investing activities                       (791,007)        811,265
Net cash provided by financing activites      4,160,250       6,342,537

     The Company reduced its cash requirements from operating activities by 42% from $7 million to $4.1 million from 2004 to 2005. The reason was a net decrease of $5.6 million in the net increase of accounts receivables and other receivables from $6.5 million to $900,000.

     Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, financing costs and operating expenses. The cash flow realized from the Company's gross profit was not sufficient to cover the Company's operating expenses. The Company generated a net loss of approximately $2.6 million. Financing costs totaled $1.6 million and represented the largest cost center for the Company. Reductions in financing expenses would be beneficial to the Company's performance. This reduction could be achieved through equity-based transactions, refinancing at lower rates and a reduction of the Company's inventory and accounts receivables. Management believes that equity based transactions and refinancing should be the objectives for the Company. A reduction in receivables and inventory may cause a reduction in revenue, which would reduce operating margins.

     Although the Company improved its cash flow from operating activities by $2.9 million, it needed to secure funds from financing activities to cover its operating needs. The Company financed its operating activities by issuing $3.7 million in notes and $770,000 in Preferred Stock.

     The Company's working capital improved by $1.4 million to $4.5 million due to a $900,000 reduction in the Company's line of credit and a $1.6 million reduction in accounts payable. Receivables increased by $900,000 due to revenue increases and vendor rebates.

     Notes receivable increased by $800,000 predominately due to the Company's investment in PERX. Notes payable had a corresponding increase due to the proceeds derived in a loan from a major shareholder.

     The Company raised $2.8 million is equity predominately due to note conversions under existing agreements. The Company acquired sufficient capital to cover its operating expenses and had unused availability of $1.2 million under its line of credit. The Company believes that it has sufficient availability under its line of credit and an ability to raise sufficient capital to cover its operating losses. However, the Company believes that it needs to generate an operating profit and not rely on external financing whether debt or equity.

     The capital resources available to the Company consist of $6.3 million in lines of Credit, $2.7 million in long-term notes and $4 million in Preferred Stock. The Company's objective is to reduce its notes through the issuance of equity and cash flow as well as refinancing its current obligations with lower rates. However there is no assurance that the Company would be able to achieve its objectives.

     The Company's liquidity relies on the turnover of it inventory and accounts receivables. The Company reduced its receivable turnover from 49 days to 43 days and its inventory turnover remained flat at 12 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, nearly 70% of the Company's assets consist of trade receivables and inventory. The Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands.

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

     Expected interest payments on notes payable for the period ended December 31, are as follows:

12/31/06   12/31/07   12/31/08   12/31/09   12/31/10   Total
$373,000   $206,000  $108,000    $80,000    $60,000   $827,000

     Variable interest rate on notes of $1,275,000 was 10.25%. Variable interest rate on note of $995,531 was 7.25%.

     The following table presents the Company expected cash requirements for contractual obligations outstanding at December 31, 2005.

                                         Payments Due By Period



Contractual Obligations     Less Than       1-3         4-5          After 5
                             1 Year        Years       Years          Years         Total

Line-Of-Credit              $4,033,242                                            $4,033,242

Notes Payable               $1,645,531   $1,715,000   $1,000,000                  $4,360,531

Operating Leases            $  435,161   $  842,177   $  811,539     $337,476     $2,426,353

Total Contractual
  Cash Obligations          $6,113,934   $2,557,177   $1,811,539     $337,476    $10,820,126


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

     ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company's accounts receivable are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral may be required. Accounts receivable are due within 10 - 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2005, the Company has established a full valuation allowance.

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

     RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB")

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective as of the beginning of the first interim reporting period for fiscal years beginning after June 15, 2005. The Company adoption of SFAS No.123(R) will have an impact on the Company's financial position and results of operations similar to the pro forma disclosure in NOte 17B to the Financial Statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The Company adoption of SFAS No.151 has not had a material impact on the Company's financial position or results of operations.

     On  December  16,  2004,  the  FASB  issued  SFAS  No.  153,  "Exchange  of
Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adoption of SFAS No.153 has not had a material impact on the Company's financial position or result of operations.

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." ("FAS 154"). This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cummulative effect of changing to the new accounting principle. The Company will comply with the provisions of FAS 154 although the impact of such adoption is not determinable at this time.

     SEASONALITY

     Sales by PHS Group and Proset usually peak at the end of the calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarter end and as a result reduced products costs may increase sales. In particular, first and second quarters are usually better operating quarters. Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

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

     ITEM 8. FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in this Report on the pages indicated:

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                     Page


Reports of Independent Registered Public Accounting Firms                                         F-2 - F-3
Consolidated Balance Sheets as of December 31, 2005 and 2004                                      F-4 - F-5
Consolidated Statements of Operations for the Years Ended
    December 31, 2005, 2004 and 2003                                                              F-6
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the
    Years Ended December 31, 2005, 2004 and 2003                                                  F-7 - F-10
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2005, 2004 and 2003                                                              F-11 - F-12
Notes to Consolidated Financial Statements                                                        F-13 - F-38


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE


ITEM 9A.  CONTROLS AND PROCEDURES

     As certified herein by the Company's Chief Executive Officer and Chief Financial Officer, they have as of the date of this report evaluated the disclosure controls and procedures of the Company and believe same to be effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company sufficient to allow evaluation by the Company of accuracy in their recording, processing, summarizing and reporting financial and other Company information and data, and there do not appear to be any deficiencies in the design or operation of such internal controls which would adversely and materially affect the Company's ability to discover, evaluate and report such information.

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

     PART III

     The information required by items 10-14 are omitted pursuant to general instruction G(3) to Form 10K including executive compensation and auditor fee information . The Company has included this information in its proxy statement expected to be mailed to shareholders and filed with the Commission on or before April 30, 2006. The annual meeting is scheduled to be in June 2006. Such Proxy Statement is expected to be filed with the Commission by April 30, 2006 and is incorporated herein by reference. The Company has established and adopted a Code of Ethics outlining and providing guidelines for executive and employer conduct regarding the disclosure, promotion and handling of Company business and business relationships and a policy for comment and complaint on compliance with applicable conduct codes ("whistleblower policy") and the Company has also established a Nominating Committee of certain of its Directors to assist in the election and succession of members of the Company's Board of Directors and a Compensation Committee to assist in establishing executive compensation. Copies of the Company's Code of Ethics, whistleblower policy, Nominating Committee and Compensation Committee Charters may be found disclosed in the aforesaid Proxy Statement to be confirmed at the relevant shareholders meeting and included by reference thereto on the Company's Internet home page website.

     ITEM 15. EXHIBITS, and FINANCIAL STATEMENT SCHEDULES

     (a) financial statements-see Item 8

     (b) Exhibits:

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

4                Preferred Stock, Common Stock, and Options and
                 Warrants and other Instruments defining  rights of security
                 holders, including indentures (3)                                   EX-4

10               Synergy Brands Inc. 1994 Services and Consulting  Compensation
                 Plan, as amended (4)

14               Code of Ethics                                                     EX-14

21               Listing of Company Subsidiaries                                    EX-21

23.1             Consent of Holtz Rubenstein Reminick LLP                           EX-23.1

23.2             Consent of Grant Thornton LLP                                      EX-23.2

32.1             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Executive Officer.                             EX-32.1

32.2             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Financial Officer.                             EX-32.2

99               Listing of Company Intellectual Properties                         EX-99


(1) A copy of the Amendment to the Certificate of Incorporation dated September 14, 2004 and Certificates of Correction (3) filed February 25, 2005 are included as exhibits by incorporation by reference to the 10K/A report filed for the Company for the year ended 12/31/04. A copy of the Restated Certificate of Incorporation filed November 10, 2003 and the clarification amendment to the Certificate of Incorporation filed March 2004 are incorporated by reference to the 10KSB filed for the Company for the year ended 12/31/03. The amendments to Certificate of Incorporation filed 7/29/96 and filed 6/24/98 and Certificate of Designation regarding Preferred Stock filed 6/24/98, are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The amendment to the Certificate of Incorporation filed July 2000 is incorporated by reference to the exhibits filed to the form 10KSB/A of the Company filed 8/9/01. The amendment to the Certificate of Incorporation filed April 1, 2001 is incorporated by reference to the exhibits filed to the Form 10-KSB of the Company filed March 2002. The amendment to the Certificate of Incorporation filed February 11, 2003 and the Certificate of Designation regarding Preferred Stock filed March 13, 2003 are incorporated by reference to the 10KSB filed for the Company for the year ended 12/31/02. The original Certificate of Incorporation and other amendments thereto are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994.

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994

(3) Description of rights of Preferred Stock are included in the Restated Certificate of Incorporation filed November 10, 2003 and Clarification Amendment to the Certificate of Incorporation filed March , 2004 and in the Certificate of Designation filed 3/13/03 all incorporated by reference  herein  (See  footnote  (1)),  and  in  the  Certificate  of
         Designation regarding Preferred Stock, as amended, and included as exhibit to the Form 10K/A of the Company filed 9/3/98 as well as the amendment to the certificate of incorporation filed in July 2000 and included as an exhibit to the Form 10KSB/A of the Company filed 8/9/01 which latter documents are incorporated by reference herein. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to
         Section 12(b) of the Exchange Act on July 16, 1991, including any amendments or reports filed for the purpose of updating such description. A facsimile of outstanding warrants is included by reference to the similar exhibit in the Company's Form 10-K/A for the fiscal year ended December 31, 2004. Information and particulars on long term debt instruments outstanding shall be supplied if and as requested by the Commission as allowed by applicable regulation as on none of such debt instruments on an individual basis does the total amount of securities authorized thereunder exceed 10% of the Company's total assets. Such instruments include $2,925,000 debt remaining as currently owed to Laurus Master Fund, Ltd. arising from Secured Convertible Term Notes dated April 2, 2004, January 25, 2005, June 21, 2005 and March 13, 2006 and $490,000 in total long term debt to three non-affiliated parties by Secured Promissory Notes dated March 1, 2004.

(4) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-92243) filed with the Commission on 12/17/99, as amended

(c) Financial Statement Schedules
             None

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

Dated: March 30, 2006

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

Signed: March 30, 2006

                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein
                                      Chief Financial Officer
Signed: March 30, 2006
                               by /s/ Joel Sebastian
                               -----------------------------------
                                      Joel Sebastian, Director

Signed: March 30, 2006

                               by /s/ Lloyd Miller
                               -----------------------------------
                                      Lloyd Miller, Director
Signed: March 30, 2006


                               by /s/ William Rancic
                               -----------------------------------
                                      William Rancic, Director


Signed: March 30, 2006

                               by /s/ Frank A. Bellis Jr.
                               -----------------------------------
                                      Frank A. Bellis, Director

Signed: March 30, 2006

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the end of the period covered by this report based on such evaluation;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies and material weaknesses we find in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 30, 2006

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

(a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the end of the period covered by this report based on such evaluation;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies and material weaknesses we find in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 30, 2006

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Synergy Brands, Inc.

We have audited the accompanying consolidated balance sheets of Synergy Brands, Inc., as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Brands, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
March 10, 2006  (except for Note T, as to which the date is March 14, 2006)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Synergy Brands, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows of Synergy Brands, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Synergy Brands, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/S/GRANT THORNTON LLP

March 5, 2004
New York, New York

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2005 and 2004


                                     ASSETS



CURRENT ASSETS                                                                       2005               2004
                                                                                -------------       ------------
    Cash and cash equivalents                                                     $ 263,554          $ 945,806
    Accounts receivable trade, less allowance for doubtful accounts of
    $ 127,481 and $127,481                                                         7,494,324          7,476,444
    Other receivables                                                              1,848,369          1,015,287
    Notes receivable - current                                                       287,967            314,285
    Inventory                                                                      1,909,315          1,826,274
    Prepaid assets and other current assets                                          398,426            423,295
                                                                                -------------       ------------

              Total Current Assets                                                12,201,955         12,001,391

PROPERTY AND EQUIPMENT, NET                                                          356,014            366,510

OTHER ASSETS                                                                         802,887            632,466

NOTES RECEIVABLE                                                                   2,691,439          1,889,815

INTANGIBLE ASSETS, net of accumulated amortization of
$2,518,946 and $2,003,048                                                            786,046          1,301,944

GOODWILL                                                                             514,297            514,297
                                                                                -------------       ------------
TOTAL ASSETS                                                                    $ 17,352,638       $ 16,706,423
                                                                                =============       ============


        The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2005 and 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES                                                                                    2005         2004
                                                                                                -----------   -----------
     Lines of credit                                                                            $ 4,033,242   $ 4,976,610
    Notes payable - current                                                                       1,645,531       384,021
    Accounts payable                                                                              1,846,736     3,482,456
    Related party note payable                                                                       61,882        56,972
    Accrued expenses                                                                                 36,855        37,066
     Deferred income                                                                                127,000             -
                                                                                                -----------   -----------
                    Total Current Liabilities                                                     7,751,246     8,937,125

NOTES PAYABLE                                                                                     2,668,691     1,196,241
                                                                                                -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Class A preferred stock - $.001 par value; 100,000 shares authorized
        and outstanding; liquidation preference of $10.50 per share                                     100           100
    Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                     -             -
     Class B Series A Preferred stock-$.001 par value; 500,000 shares authorized;
        330,000 shares issued and outstanding; liquidation preference of
        $10.00 per share                                                                                330           330
    Class B Series B Preferred stock-$.001 par value, 250,000 shares authorized;
        80,000 and 0 shares issued and outstanding; liquidation preference of
        $10.00 per share                                                                                 80             -
    Common stock - $.001 par value; 5,000,000 shares authorized;
         4,457,530 and 3,263,992 shares issued                                                        4,458         3,264
    Additional paid-in capital                                                                   45,918,817    43,134,165
    Deficit                                                                                     (38,910,484)  (36,349,706)
     Unearned Compensation                                                                          (67,260)     (201,756)
    Accumulated other comprehensive loss                                                             (8,340)       (8,340)
                                                                                                -----------   -----------
                                                                                                  6,937,701     6,578,057

    Less treasury stock, at cost, 1,000 shares                                                       (5,000)       (5,000)
                                                                                                -----------   -----------
    Total Stockholders' Equity                                                                    6,932,701     6,573,057
                                                                                                -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  17,352,638  $ 16,706,423
                                                                                                ===========   ===========


        The accompanying notes are an integral part of these statements.

                                           Synergy Brands, Inc. and Subsidiaries

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years ended December 31,


                                                                   2005                  2004                  2003
                                                              -----------         -------------            -----------
Net sales                                                     $64,137,090          $ 56,705,044            $40,540,577
                                                              -----------         -------------            -----------
Cost of sales
    Cost of product                                            59,270,788            51,907,840             36,837,796
    Shipping and handling costs                                 1,038,923               900,205                893,582
                                                              -----------         -------------            -----------
                                                               60,309,711            52,808,045             37,731,378
                                                              -----------         -------------            -----------
Gross profit                                                    3,827,379             3,896,999              2,809,199
Operating expenses
    Advertising and promotional                                    63,155               150,181                 91,634
    General and administrative                                  3,992,405             3,605,433              2,984,663
    Depreciation and amortization                                 497,965               659,490                692,698
    Asset impairment charge                                       293,586                     -                      -
                                                              -----------         -------------            -----------
                                                                4,847,111             4,415,104              3,768,995
                                                              -----------         -------------            -----------
Operating loss                                                 (1,019,732)             (518,105)              (959,796)
Other income (expense)
    Interest income                                               102,644                 4,610                 13,913
    Other income (expense)                                        (21,504)              (46,983)               298,932
    Equity in earnings of investee                                 56,311               172,224                 92,424
    Interest and financing expenses                            (1,593,639)           (1,553,521)              (690,038)
                                                              -----------         -------------            -----------
                                                               (1,456,188)           (1,423,670)              (284,769)
                                                              -----------         -------------            -----------
Loss before income taxes                                       (2,475,920)           (1,941,775)            (1,244,565)

Income tax expense                                                 84,858                34,604                 32,658
                                                              -----------         -------------            -----------
Net loss                                                       (2,560,778)           (1,976,379)            (1,277,223)

Dividend-Preferred Stock                                         (317,333)             (156,375)               (78,000)
                                                              -----------         -------------            -----------
Net loss attributable to common stockholders                 $ (2,878,111)         $ (2,132,754)         $  (1,355,223)
                                                              ===========         =============            ===========
Basic and diluted net loss per common share:                      $ (0.75)              $(0.97)                $(0.82)
                                                              ===========         =============            ===========
Weighted-average shares used in the computation of
loss per common share:

       Basic and diluted                                        3,820,061              2,209,371              1,652,019
                                                              ===========         =============            ===========


         The accompanying notes are an integral part of these statement

                     Synergy Brands, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                  Years ended December 31, 2005, 2004 and 2003



                                            Class A       Class B-Series A   Class B- Series B                        Additional
                                        Preferred Stock    Preferred Stock     Preferred Stock    Common Stock        Paid-in
                                      Shares   Amount    Shares    Amount     Shares    Amount  Shares    Amount       Capital

Balance at January 1, 2003           100,000  $100         -        -           -         -     1,368,121  $1,368   $35,210,686

Common sock and options issued
 In connection with compensation
    plan                                                                                           93,438      93       212,133
Common stock issued                                                                                30,000      30        47,170
Net proceeds from issuance of
   common stock in
Connection with private placement                       160,000    160                            160,000     160     1,509,680
Issuance of common stock in
     satisfaction of note payable                                                                  15,300      15        39,985
 Issuance of restricted stock in
      Connection with notes payable                                                                42,500      43        97,957
Issuance of common stock for service                                                              185,000     185       493,315
Issuance of common stock in
connection with CAW acquisition                                                                    25,000      25        99,975
Purchase of Treasury stock
Sale of treasury stock
Preferred stock dividend                                                                                                115,103
Consulting expense                                                                                                      (78,000)
Change in unrealized gain on
      Marketable securities
Cumulative translation adjustments
Net loss
Comprehensive loss
                                     --------  ----     -------    -----      -----     ----   ----------   ------  -----------
Balance at December 31, 2003         100,000   $100     160,000    $160         -         -     1,919,359   $1,919  $37,748,004
                                     --------  ----     -------    -----      -----     ----   ----------   ------  -----------

Amortization of unearned compensation
Common stock returned and retired                                                                 (61,500)     (61)          61
Common stock issued
Net proceeds from issuance of                                                                     100,000      100      470,685
Issuance of common stock in
     common stock in
Connection with private placement                       170,000     170                           255,000      255    1,454,575
Issuance of common stock for note
      conversion                                                                                  688,338      688    2,733,957
Exercise of stock options                                                                         110,000      110      102,140
Issuance of common stock for services                                                              58,195       58      190,563
Issuance of common stock in
       connection with CAW acquisitions                                                           175,000      175      524,825
Issuance of common stock along                                                                     19,600       20       74,980
       with debt
Option Expense                                                                                                           30,750
Preferred stock dividend                                                                                               (156,375)
Consulting expense                                                                                                      (40,000)
Change in unrealized gain on
       Marketable securities
Cumulative translation adjustments

Net loss
Comprehensive loss
                                     --------  ----     -------    -----      -----     ----   ----------   ------  -----------
Balance at December 31, 2004         100,000   $100     330,000    $330         -         -     3,263,992   $3,264  $43,134,165
                                     --------  ----     -------    -----      -----     ----   ----------   ------  -----------


                     Synergy Brands, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                  Years ended December 31, 2005, 2004 and 2003
                                   Continued


                                                            Accumulated
                                                                Other                                   Stockholders
                                                            Comprehensive    Treasury      Unearned        Notes
                                          Deficit           Income (loss)     Stock       Compensation   Receivable

Balance at January 1, 2003              $(33,096,104)         $(74)         $(28,439)            -        $(5,000)

Common sock and options issued
    In connection with compensation
    plan                                                                                                    5,000
Common stock issued
Net proceeds from issuance of
   common stock in
Connection with private placement
Issuance of common stock in
     satisfaction of note payable
Issuance of restricted stock in
      Connection with notes payable
Issuance of common stock for service                                                        (493,500)
Issuance of common stock in
connection with CAW acquisition
Purchase of Treasury stock                                                   (122,779)
Sale of treasury stock                                                        146,218
Preferred stock dividend
Consulting expense
Change in unrealized gain on                                                                  67,248
      Marketable securities                                   4,003
Cumulative translation adjustments                           (5,701)
Net loss                                  (1,277,223)
Comprehensive loss
                                       --------------      ---------        ----------     ----------      ------
Balance at December 31, 2003            $(34,373,327)       $(1,772)          $(5,000)      $(426,252)          -
                                       --------------      ---------        ----------     ----------      ------


Amortization of unearned compensation                                                         224,496

Common stock returned and retired
Common stock issued
Net proceeds from issuance of
Issuance of common stock in
     common stock in
Connection with private placement
Issuance of common stock for note
      conversion
Exercise of stock options
Issuance of common stock for services
Issuance of common stock in
       connection with CAW acquisitions
Issuance of common stock along
       with debt
Option Expense
Preferred stock dividend
Consulting expense
Change in unrealized gain on
       Marketable securities                                 (4,105)
Cumulative translation adjustments                           (2,463)

Net loss                                 (1,976,379)
Comprehensive loss
                                       --------------      ---------        ----------     ----------      ------
Balance at December 31, 2004           $(36,349,706)        $(8,340)         $(5,000)      $(201,756)         -


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003


                                               Class A          Class B-Series A     Class B- Series B                 Additional
                                          Preferred Stock        Preferred Stock      Preferred Stock   Common Stock     Paid-in
                                         Shares     Amount      Shares   Amount     Shares     Amount  Shares  Amount    Capital

Amortization of unearned compensation
Common stock issued                                                                                    220,000   220       330,705
Net proceeds from issuance of
     common stock in connection
     with private placement                                                          80,000     80     202,500   203       798,608
Issuance of common stock for
     note conversion                                                                                   672,074   673      1,750,746
Issuance of common stock for
     services                                                                                           98,964    98        203,926
Preferred stock dividend                                                                                                   (317,333)
Issuance of stock warrants                                                                                                   18,000

Net loss
                                       ---------     -----   --------   -----      --------   ----   --------  ------   -----------
Balance at December 31, 2005           100,000       $100     330,000    $330        80,000    $80   4,457,530 $4,458    45,918,817
                                       ---------     -----   --------   -----      --------   ----   --------  ------   -----------


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003
                                   continued


                                                           Accumulated
                                                              Other                                        Stockholders
                                                          Comprehensive        Treasury      Unearned         Notes
                                           Deficit        Income (loss)         Stock       Compensation    Receivable

Amortization of unearned compensation                                                          134,496
Common stock issued
Net proceeds from issuance of
     common stock in connection
     with private placement
Issuance of common stock for
     note conversion
Issuance of common stock for
     services
Preferred stock dividend
Issuance of stock warrants

Net loss                                (2,560,778)
                                      -------------        ---------        ----------      -----------      ----------
Balance at December 31, 2005          ($38,910,484)         $(8,340)         $ (5,000)       $ (67,260)          -
                                      -------------        ---------        ----------      -----------      ----------


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003





                                                             Total
                                                          stockholder's     Comprehensive
                                                             equity              loss
                                                          --------------    -------------
Balance at January 1, 2003                                $ 2,082,537

Common stock and options issued
      in connection with compensation  plan                   217,226
Common stock issued                                            47,200
Net proceeds from issuance of common stock in
      Connection with private placement                     1,510,000
Issuance of common stock in satisfaction of note payable       40,000
Issuance of restricted stock in
      Connection with notes payable                            98,000
Issuance of common stock for services
Issuance of common stock in connection with CAW
acquisition                                                   100,000
Purchase of treasury stock                                   (122,779)
Sale of treasury stock                                        261,321
Preferred Stock Dividend                                      (78,000)
Consulting expense                                             67,248
Change in unrealized gain on
      Marketable securities                                     4,003           4,003
Cumulative translation adjustments                             (5,701)         (5,701)
Net loss                                                   (1,277,223)     (1,277,223)
                                                          --------------    -------------

Comprehensive loss                                                        ($1,278,921)
                                                                            =============
Balance at December 31, 2003                               $2,943,832
                                                          ==============


Amortization of unearned compensation                         224,496
Common stock returned and retired                                  -
Common stock issued                                          470,785
Net proceeds from issuance of
      common stock in
      connection with private placement                    1,455,000
Issuance of common stock for note                          2,734,645
      conversions
Exercise of stock options                                    102,250
Issuance of common stock for services                        190,621
Issuance of common stock in
   connection with CAW acquisitions                          525,000
Issuance of common stock along
       with debt                                              75,000
Option Expense                                                30,750
Preferred stock dividend                                    (156,375)
Consulting expense                                           (40,000)
Change in unrealized gain on
      Marketable securities                                   (4,105)     $    (4,105)
Cumulative translation adjustments                            (2,463)          (2,463)
Net loss                                                  (1,976,379)      (1,976,379)
                                                          --------------    -------------
Comprehensive loss                                                        ($1,982,947)
                                                                            =============
Balance at December 31, 2004                              $6,573,057
                                                          ==============


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

                                                            Comprehensive
                                                                loss
                                                            -------------

Amortization of unearned compensation            134,496
Common stock issued                              330,925
Net proceeds from issuance of
      common stock in
      connection with private placement          798,891
Issuance of common stock for note
      conversions                              1,751,419
Issuance of common stock for services            204,024
Preferred stock dividend                        (317,333)
Issuance of stock  warrants                       18,000

Net loss                                      (2,560,778)   (2,560,778)
                                              -----------  ------------
Comprehensive loss                                         $(2,560,778)
                                                           ============
Balance at December 31, 2005                 $6,932,701
                                             ==========

        The accompanying notes are an integral part of these statements.

                                           Synergy Brands, Inc. and Subsidiaries

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,



                                                                                  2005              2004                  2003
                                                                             ------------         ------------      -------------

Cash flows from operating activities
    Net loss                                                                 $ (2,560,778)        $ (1,976,379)      $ (1,277,223)
    Adjustments to reconcile net loss to net cash
       used in operating activities
          Loss on sale of accounts receivable                                           -               79,134                  -
         Depreciation and amortization                                            497,965              659,490            625,450
         Asset impairment charge                                                  293,586                    -                  -
         (Recovery of)/Provision for doubtful accounts                                  -                    -            (35,090)
         Amortization of financing cost                                            63,283               90,746             82,142
         Loss (gain) on sale of marketable securities                                   -               15,793            (10,828)
         Equity in earnings of investee                                           (56,311)            (172,224)           (92,424)
         Gain on settlement of liabilities due to vendors                               -                    -           (282,750)
         Non-cash compensation                                                          -               30,750             67,248
         Operating expenses paid with common stock and warrants
                                                                                  104,025              154,620            100,725
         Changes in operating assets and liabilities
             Net (increase) decrease in
                Accounts receivable and other receivables                        (850,962)          (6,466,339)        (2,095,518)
                Inventory                                                         (83,041)             337,842         (1,089,208)
                Prepaid expenses, related party note receivable and
                other assets                                                      171,759              (66,011)          (122,354)
             Net increase (decrease) in
                Accounts payable, related party note payable,
                accrued expenses and other current liabilities                 (1,631,021)             329,523          1,231,455
                                                                             ------------         ------------      -------------
                      Net cash used in operating activities                    (4,051,495)          (6,983,055)        (2,898,375)
                                                                             ============         ============      =============
Cash flows from investing activities
    Payment of security deposit                                                   (17,172)             (35,848)                 -
    Purchase of business, net of cash acquired                                          -                    -           (414,000)
    Purchase of marketable securities                                                   -             (168,377)          (488,868)
    Proceeds from sale of marketable securities                                         -              194,515            460,060
    Purchase of property and equipment                                            (72,329)            (112,058)           (28,638)
    Payment of collateral security deposit                                              -                    -           (500,000)
    Refund of collateral security deposit                                               -              500,000                  -
    Payments received on notes receivable                                         284,894              433,033              2,267
    Issuance of notes receivable                                               (1,015,200)                   -           (329,000)
     Investee dividend received                                                    28,800                     -                  -
                                                                             ------------         ------------      -------------
               Net cash (used in) provided by investing activities               (791,007)             811,265         (1,298,179)
                                                                             ------------         ------------      -------------


                      Synergy Brands, Inc. and Subsidiaries

                            Years ended December 31,


                                                                               2005                 2004               2003
                                                                           ------------      ------------        -------------
Cash flows from financing activities
    Borrowings under line of credit                                         37,488,600         35,608,070        $19,432,524
    Repayments under line of credit                                        (37,428,968)       (33,024,140)       (17,172,964)
    Increase in deferred financing cost                                        (57,070)                 -            (18,750)
    Proceeds from the issuance of notes payable                              3,659,095          1,990,000            850,000
    Repayments of notes payable                                               (240,000)          (100,000)           (20,000)
    Proceeds from issuance of common stock                                     285,926            462,732             47,200
    Net proceeds from the issuance of common and preferred stock in
    a private placement                                                        770,000          1,460,000          1,510,000
    Proceeds from the exercise of stock purchase options                             -            102,250            111,500
    Proceeds from the sale of treasury stock                                         -                  -            261,321
    Proceeds from stock subscription                                                 -                  -              5,000
    Purchase of treasury stock                                                       -                  -           (122,779)
     Payment of dividends                                                     (317,333)          (156,375)           (78,000)
                                                                           ------------      ------------        -------------
                      Net cash provided by financing activities               4,160,250          6,342,537         4,805,052
                                                                           ------------      ------------        -------------
  Foreign currency translation                                                       -             (2,463)            (5,700)
                                                                           ------------      ------------        -------------
Net (Decrease) Increase  In Cash                                               (682,252)            168,284           602,798
                                                                           ------------      ------------        -------------
Cash and cash equivalents, beginning of year                                    945,806            777,522           174,724
                                                                           ------------      ------------        -------------
Cash and cash equivalents, end of year                                        $ 263,554          $ 945,806      $    777,522
                                                                           ============      ============        =============
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                               $ 972,830        $ 1,317,151      $    590,126
                                                                           ============      ============        =============
       Income taxes paid                                                      $  84,858        $    34,604      $     32,658
                                                                           ============      ============        =============
Supplemental disclosures of non-cash, investing
    and financing activities:
      Common stock issued for acquisition                                     $       -        $   244,068      $    100,000
                                                                           ============      ============        =============
      Unrealized gains on marketable securities                               $       -        $         -     $      4,105
                                                                           ============      ============        =============
      Common stock issued in satisfaction of note payable                     $       -        $         -     $     40,000
                                                                           ============      ============        =============
      Common stock issued in connection with consulting agreement
      and services                                                            $       -        $         -     $    493,500
                                                                           ============      ============        =============
      Common stock issued for note conversions                                $1,764,354       $ 2,734,646     $          -
                                                                           ============      ============        =============



         The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2005, 2004 and 2003

NOTE A - DESCRIPTION OF THE BUSINESS

Synergy Brands, Inc. and its subsidiaries (collectively, "Synergy" or the 'Company") is engaged in the distribution of a variety of products, including health and beauty aids and premium handmade cigars, directly to consumers (business to consumer) and to businesses (business to business). In addition, the Company develops and operates Internet platform operations and Internet-based businesses designed to sell these products. Synergy was incorporated on September 26, 1988 in the state of Delaware.

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

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003


3. Marketable Securities

The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. All marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations. At December 31, 2005 and 2004, the Company had no marketable securities.

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

5. Accounts Receivable Trade

The Company's accounts receivable trade are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars either direct or from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 10 - 60 days and are stated at amounts generally due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of itsreceivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE B (continued)

Accounts receivable trade, net consist of the following components at December 31, 2005 and 2004:

                                                       2005           2004
                                                   ----------    -----------
    Accounts receivable - business to business     $7,500,269    $7,467,321
    Accounts receivable - business to consumer        121,536       136,604
                                                   ----------    -----------
            Total                                  $7,621,805     7,603,925

    Less allowance for doubtful accounts             (127,481)     (127,481)
                                                   ----------     ----------
                                                   $7,494,324     $7,476,444
                                                   ==========     ==========

Changes in the Company's allowance for doubtful accounts during the years ended December 31, 2005 and 2004 are as follows:


                                                         2005         2004
                                                      ---------     --------
     Beginning balance                                $ 127,481     $127,481
     Provision for (reduction in) doubtful account          -           -
                                                      ---------     --------
     Ending balance                                   $ 127,481     $127,481
                                                      =========     ========

6. Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 2004 totaled $756,150.

During the year ended December 31, 2005, sales to two customers accounted for 12% and 10% of total sales, respectively. Four customers accounted for 22%, 20%, 15% and 12%, respectively of accounts receivable at December 31, 2005. These concentrations relate to the Company's PHS Group segment.

During the year ended December 31, 2004, sales to two customers accounted for 21% and 18% of total sales, and in 2003 sales to two customers each, accounted for 11% of total sales, respectively. Four customers accounted for 26%, 26%, 22% and 11%, respectively of accounts receivable at December 31, 2004. These concentrations relate to the Company's PHS Group segment.

During the years ended December 31, 2005, 2004 and 2003, the Company purchased approximately 40 %, 53% and 71%, respectively, of its products from one supplier. If the Company were unable to maintain this relationship, it might have a material impact on future operations.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003


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

10. Vendor Allowances

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on the application of EITF No. 02-16 "Accounting by a Customer" (including a reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of vendor products should account for cash consideration recorded from a vendor. The Company adopted EITF No. 02-16 and recognizes vendor allowances, at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the years ended December 31, 2005 and 2004, the Company recognized approximately $ 2,196,955 and $913,000 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from manufacturers, included in other receivables in the accompanying consolidated balance sheet aggregated $1,730,806 and $1,015,287 at December 31, 2005 and 2004.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE B (continued)

11. Intangible Assets and Goodwill

Intangible assets include of the "Proset" and "Gran Reserve" trade names and customer lists acquired in November 1999 and certain customer lists, the rights to the use of the trade name "Fineperfume.com" and the ownership of the internet domain www.fineperfume.com acquired for aggregate consideration of $250,000 in February 2002. The Company re-evaluates the carrying value of these intangible assets when factors indicating impairment are present, using an undiscounted operating cash flow assumption.

On June 1, 2003, the Company acquired the common stock of Ranley Group, Inc. (d.b.a. Cigars Around the World ("CAW") of Chicago, Illinois). Intangible assets acquired, which consist primarily of customer lists, are being amortized over an eleven (11) year estimated useful life from the date of acquisition. (see Note
C)

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets and liabilities assumed in business combination. Effective January 1, 2002, with the adoption of SFAS No.142 "Goodwill and other Intangible Assets", that have an indefinite life are not amortized.

Prior to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," these intangible assets other than Goodwill were amortized over their estimated useful life of five years. As a result of the adoption of SFAS No. 142 in 2002, intangible assets with indefinite useful lives are no longer be amortized but instead are being reviewed for impairment when impairment indicators are present. As a result, the Company's trade names will no longer be amortized. The Company's customer lists have finite lives. Management considered various factors, including appraisals, in determining that a revision to the estimated useful life of the Company's customer lists should be made. Based upon the analysis, it was determined in 2003 that the estimated useful life should be extended prospectively, by a term of six years from the original useful life of five years. As a result, the remaining carrying amount will be amortized prospectively over the remaining useful life. In 2005, 2004, and 2003 the amortization expense recorded for the years were $222,312, $222,312 and $192,354. During the fourth quarter of fiscal 2005, the Company determined that, based on estimated future cash flows, the carrying amount of the Proset customer list exceeded its fair value by $293,586; accordingly, an impairment loss of that amount was recognized.

At December 31, 2005 and 2004, intangible assets are comprised of the following:

     Amortized intangible assets                    2005               2004
                                              -------------     --------------
     Customer lists                           $ 3,214,592        $ 3,214,592
     Less accumulated amortization             (2,225,360)        (2,003,048)
     Less impairment writedown                 (  293,586)                 -
                                              -------------     --------------
                                                  695,646          1,211,544
     Unamortized intangible assets
     Trade names                                   90,400             90,400
                                               ------------      -------------
     Total                                       $786,046        $ 1,301,944
                                               ============      =============

Amortization expense for the Company over the next four years is estimated to be approximately $160,000 per year. Amortization expense for 2010 is estimated to be $50,000.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

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

14. Advertising

The Company expenses advertising and promotional costs as incurred. Advertising and promotional expenses were approximately $ 63,000, $ 150,000 and $91,000 for the years ended December 31, 2005, 2004 and 2003.

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

16. Basic and Diluted Loss Per Share

Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE B (continued)

exercises of stock options and warrants of 580,416, 681,650 and 596,650 for the years ended December 31, 2005, 2004 and 2003, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

17. Stock-Based Compensation Plans

At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note L. The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of SFAS No. 148. Effective January 1, 2006, the provisions of SFAS No. 123(R) will be implemented to account for stock-base compensation. Under APB No. 25, when the exercise price of the Company's employee or director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                                                       Year ended December 31,
                                                              2005              2004               2003
                                                        --------------      -----------       ------------
                                                        $ (2,560,778)       $(1,976,379)      $(1,277,223)
     Net loss, as reported
     Add:  Total stock-based employee
       compensation expense included
       in reported net loss
     Deduct:  Total stock-based employee
       compensation expense determined
       under fair value-based method for all
       awards                                            $    (27,184)            _                     -
                                                        --------------      -----------       ------------
     Pro forma net loss                                  $ (2,587,962)       $(1,976,379)     $(1,277,223)
                                                        ==============      ===========       ============
     Loss per share attributable to common shareholders
       Basic and diluted - as reported                   $ ( 0.75)            $(0.97)          $(0.82)
                                                        ==============      ===========       ============
       Basic and diluted - pro forma                     $ ( 0.76)            $(0.97)          $(0.82)
                                                        ==============      ===========       ============


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE B (continued)

Pro forma compensation expense may not be indicative of pro forma expense in future years. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option-pricing model.

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

The weighted-average option fair values and the assumptions used to estimate these values are as follows:

                                                                 2005

     Dividend yield                                               0%
     Expected volatility                                         40%
     Risk-free rate of return                                   4.0%
     Expected life                                            1 year
     Weighted-average option fair value                        $2.07

On October 1, 2005 performance stock options to purchase 300,000 shares of common stock at $2.07 per share were granted to employees. These options will expire on October 1, 2006. The option is deemed to be vested and granted. There were no stock options granted in 2004 and 2003.

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

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE B (CONTINUED)

19. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective as of the beginning of the first interim reporting period for fiscal years beginning after June 15, 2005. The Company adoption of SFAS No.123(R) will have an impact on the Company's financial position and results of operations similar to the pro forma disclosure in note 17B to the financial statements.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. "("FAS 154") This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company will comply with the provisions of FAS 154 although the impact of such adoption is not determinable at this time.

20. Reclassifications

Certain   2004   balances   have  been   reclassified   to  conform   with  2005
classifications.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE C - ACQUISTION

On June 1, 2003, the Company acquired from Bill Rancic("Seller") the common stock of the Ranley Group, Inc., (d.b.a. Cigars Around the World ("CAW") of Chicago, Illinois). CAW is a leading supplier of premium hand made cigars to some of the most prestigious hotels, restaurants, casinos and gold clubs in the United States. The initial purchase price for the common stock acquired was $425,000. Additional consideration of up to $450,000, to be paid through the issuance of Class B, Series A Preferred stock, cash or common stock, is payable based upon the achievement of certain targeted operating results of CAW. In December 2003, 25,000 shares of common stock were issued valued at $100,000, the quoted market price, and recorded as additional Goodwill for the purpose of satisfying the anticipated consideration due the Seller by March 31, 2004, based upon the operating results of CAW through December 31, 2003. In February 2004, the Company issued an additional 25,000 shares in anticipation of satisfying the initial annual EBTDA requirements. These shares were valued at $100,000, the quoted market price, and recorded as additional Goodwill. In June 2004, the Company issued an additional 150,000 shares, of which 88,235 shares were used in anticipation of satisfying the CAW acquisition and 61,765 shares were issued for future services to be provided by the Seller. These shares are not forfeitable or recoverable by the Company in the event the Seller terminates his consulting position. These shares were valued at $425,000, and recorded as additional Goodwill of $250,000, and prepaid compensation of $175,000. The prepaid compensation will be charged to operations over the three-year period of the consulting arrangement.

The acquisition of CAW has been accounted for as a purchase pursuant to SFAS No. 121, "Business Combinations." The operations of CAW have been included in the Company's statement of operations since the acquisition date. The following table summarizes the assets and liabilities acquired from CAW based upon the Company's allocation of the aggregate purchase price of $875,000, including contingent consideration.

Cash                             $    11,000
Accounts receivable                  374,000
Other Assets                           9,000
Customer List                        361,000
Goodwill                             514,000
Accounts Payable                    (331,000)
Other Current Liabilities            (35,000)
Other Long-Term Liabilities          (28,000)
                                 ------------
                                 $   875,000
                                 ============

The intangible assets acquired consist principally of customer lists, which are being amortized over a eleven year estimated useful life from the date of acquisition, and Goodwill. The primary reason for the acquisition of CAW and the main factor that contributed to a purchase price in excess of the net assets acquired is that CAW is expected to positively impact the Company's results of operations, in that CAW is expected to have limited selling, general and administrative expenses, as such business is a strategic addition to the Company's current internet operations. CAW distribution is being handled at Synergy's current cigar distribution facilities in Florida. The Company's cigar operations are conducted through Gran Reserve Corporation ("GRC"), which is wholly owned by the Company.

                      Synergy Brands, Inc. and Subsidiaries

                   Years ended December 31, 2005 2004 and 2003

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, marketable securities and accounts receivable and accounts payable approximates fair value due to the short-term maturities of the instruments. The carrying amounts of borrowings under the line of credit agreement and notes receivable and notes payable approximate their fair values.

NOTE E - MARKETABLE SECURITIES

At December 31, 2005, the Company has no marketable securities. In the past, the Company accounted for marketable securities as available-for-sale securities. In accordance with FASB 115, these equity securities were accounted for at fair market value and any unrealized gains (losses) were treated as an increase or decrease to equity.

Proceeds from the sale of available-for-sale securities and the resulting net realized gains included in the determination of net loss for the years ended December 31, 2004 and 2003 are as follows:

                                                    2004            2003
                                                  ----------      ----------
      Available-for-sale securities
        Proceeds                                  $194,515        $460,060
        Gross realized gains                        19,973          27,713
        Gross realized losses                      (35,766)       (16,885)

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE F - INVENTORY

Inventory as of December 31, 2005 and 2004 consisted of the following:

                                                        2005              2004
                                                     -----------     -----------
       Grocery, health and beauty products           $1,467,861       $1,375,165
       Tobacco finished goods                           441,454          451,109
                                                     -----------     -----------
                                                     $1,909,315       $1,826,274
                                                     ===========     ===========

The allowance for slow moving and obsolete inventory approximated $225,000 and $30,000 at December 31, 2005 and 2004, respectively.

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 consisted of the following:

                                                            2005        2004
                                                          ---------   --------
       Office                                             $210,885    $204,610
       equipment
       Furniture and fixtures                              234,196     231,265
       Leasehold improvements                              586,854     523,731
                                                          ---------   --------
                                                         1,031,935     959,606

       Less accumulated depreciation and amortization     (675,921)   (593,096)
                                                          ---------   --------
                                                          $356,014   $ 366,510
                                                          =========   ========

Depreciation and amortization expense on property and equipment for the years ended December 31, 2005, 2004 and 2003 was approximately $83,000, $125,000 and $123,000, respectively.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE H - OTHER ASSETS

Other assets consist of the following at December 31, 2005 and 2004:



                                                                                      2005             2004
                                                                                 -----------        ----------
       Investment (a)                                                              $364,340           $336,828
       Investment in warrants (b)                                                   127,000                  -
       CAW purchase agreement; net of accumulated amortization of $58,332 and
       $29,163                                                                       87,505            145,837
       Deferred financing net of accumulated
          amortization of $70,930 and $32,625
       Other                                                                        154,945            97,875
                                                                                     69,097            51,926
                                                                                 -----------        ----------
                                                                                   $ 802,887         $ 632,466
                                                                                 ===========        ==========


(a) In December 2001, the Company made an investment in Interline Travel and Tour. Inc. ("ITT") for approximately 20 % of the outstanding common stock. At December 31, 2005, the Companies investment in ITT is approximately 22% of the outstanding common stock. ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. The Company recorded equity in the net earnings of investee of $56,311, $172,224 and $92,424 during the years ended December 31, 2005, 2004 and 2003, respectively.

(b) In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT (see Note J). In relation to the ITT warrants, Company has recorded deferred income of $127,000.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE H (continued)

Summarized unaudited financial information of this investee as of December 31, 2005, 2004, 2003 and for the years then ended is as follows:

      Financial position:                    2005              2004
                                         -----------      -----------
      Current assets                     $4,229,000        $2,020,000
       Property and equipment               735,000           290,000
       Other assets                       4,720,000           267,000
                                         -----------      -----------
      Total assets                       $9,684,000        $2,577,000
                                         ===========      ===========
      Current liabilities                $3,823,000        $1,322,000
      Long-term debt                      4,983,000                 -
      Other long-term liabilities                 -             4,000
                                         -----------      -----------
      Total liabilities                  $8,806,000        $1,326,000
                                         ===========      ===========


      Results of operations:                 2005              2004                2003
                                         -----------      -----------        ------------
      Revenues                          $14,715,000       $10,883,000        $ 9,602,000
      Total expenses                    (14,528,000)       (9,934,000)        (8,906,000)
      Other income                          325,000           111,000             54,000
                                         -----------      -----------        ------------
      Income before income taxes            512,000         1,069,000            750,000
      Income tax expense                   (211,000)         (359,000)          (268,000)
                                         -----------      -----------        ------------
      Net income                        $   301,000       $   701,000       $    482,000
                                         ===========      ===========        ============


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE I - NOTES RECEIVABLE

Through December 31, 2003, the Company provided $429,600 in financing to a significant customer who is a distributor of the Company's products in Canada and is expanding its distribution channel. The principle balance of $429,600 was paid March 31, 2004.

In December 2004, the Company sold accounts receivable attributable to West Coast Supplies, Inc. for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principle and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company is obligated to issue West Coast 50,000 shares of common stock, which will vest through April 1, 2006. In the event the value of the shares is less than $200,000 at April 1, 2006, the Company will be obligated to pay the difference in cash or additional shares. The value of the shares ($200,000) was treated as a reduction of sales price. The Company does not anticipate selling selected products to this customer base in the future. Sales of selected products to this customer base approximated $3,180,000 in 2004. The Company recorded a loss of $79,134 related to the sale of the accounts receivable to West Cost Supplies, Inc. The balance of the Note Receivable at December 31, 2005 was $1,923,306.

In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT (see Note J). In relation to the ITT warrants, Company has recorded deferred income of $127,000.

NOTE J - LINE OF CREDIT AGREEMENT, NOTES PAYABLE AND NOTE PAYABLE TO STOCKHOLDER

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in December 2005, allow for the borrowing of up to $5,300,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. As amended, the agreement extends through December 31, 2006. The Company is seeking to refinance its secured financing needs through other asset based Lenders. There is no assurance that the Company will be successful and it may need to continue to incur high financing costs. Interest accrues on outstanding borrowings at the greater of
(i) 5% per annum in excess of the prime rate or (ii) 10.5% per annum. At December 31, 2005, the interest rate on outstanding borrowings was 12.25%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. In addition, 1,175,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. In 2004 the lender converted $1,621,000 of outstanding debt into 435,182 shares of common stock (see Note K) and in 2005, the lender converted $1,003,000 of outstanding debt into 427,532 shares of common stock (see Note K).

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE J (continued)

On February 5, 2003, the Company received $500,000 pursuant to the issuance of two secured promissory notes from certain shareholders of ITT, a 22% investee. Borrowings under the notes bear interest at a rate of 12%. The Company was not required to repay any principal until the maturity date of the notes, February 4, 2006. 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $56,000 was recorded as debt discount and was amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT. (See Note H). In 2004, the Company converted $263,646 of the debt into 66,756 shares of common stock. In March 2005, the Company converted the balance of this debt $236,354 into 94,542 shares of common stock. Amortization expense recorded in 2005 and 2004 was approximately $2,333 and $28,000.

On July 1, 2003, the Company received $350,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 22% investee. Borrowings under the notes bear interest at a rate of 12%. The Company was not required to repay any principal until the maturity date of the notes, June 30, 2005. In addition, 17,500 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $42,000 was recorded as debt discount and was to be amortized over the life of the notes payable. In 2004, the Company converted all of this outstanding debt into 86,400 shares of common stock (see Note K). Amortization expense recorded in 2004 and 2003 was approximately $31,000 and $10,000.

On March 1, 2004, the Company received $490,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 22% investee. Borrowings under the notes bear interest at a rate of 12%. The note was extended and the Company is not required to repay any principal until the maturity date of the notes, February 28, 2007. In addition, 19,600 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $75,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note H). Amortization expense recorded in 2005 and 2004 was approximately $37,500 and $31,000. At December 31, 2005 the outstanding balance was $490,000.

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $3.00 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement, which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. The Company repaid $100,000 of this debt in 2004. In March 2005, the Company converted $525,000 of this outstanding debt into 150,000 shares of common stock. At December 31, 2005, the outstanding balance was $375,000.

On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. The Company repaid $83,334 of this debt at December 31, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $3.50 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date. At December 31, 2005 the outstanding balance was $416,666.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE J (continued)

In January 2005, the Company entered into a promissory note with major regional bank for $1,000,000. Borrowing under the note bears interest at prime (7.25% at December 31, 2005). This note was extended and the Company is not required to repay any principal until the maturity date of the note, September 1, 2006. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at December 31, 2005 were $995,531.

On April 6, 2005, the Company received $500,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 22% investee. Borrowings under the notes bear interest at a rate of 9%. The Company is not required to repay any principal until the maturity date of the notes, April 5, 2007. In addition, 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $54,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note H). Amortization expense recorded in 2005 was approximately $20,250.

On May 5, 2005, the Company received $100,000 pursuant to the issuance of one secured promissory note from a certain stockholder of ITT, a 22% investee. Borrowings under the note bear interest at a rate of 9%. The Company is not required to repay any principal until the maturity date of the note, May 4, 2007. In addition, 5,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $9,500 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (See Note H). Amortization expense recorded in 2005 was approximately $3,200.

On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $3.00 per share and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. The Company repaid $16,667 of the debt at December 31, 2005. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company recorded a charge of $18,000 as prepaid expense for the fair value of the warrants, and this amount will be amortized over the life of the note. At December 31, 2005 the outstanding balance was $483,333.

In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, received $1 million, pursuant to the issuance of one senior secured promissory note from a certain stockholder. Borrowings under the note bearing interest at 8%, and the note is due October 7, 2010. The Company has secured this borrowing with a $1 million wholly recourse note from ITT (see Note I).

Aggregate maturities of notes payable at December 31, 2005 are as follows:

Year Ending December 31,
         2006     $ 1,645,531
         2007     $ 1,568,691
         2008     $   100,000
         2009     $         -
         2010     $ 1,000,000
                 ------------
        Total     $ 4,314,222
                 ============

NOTE K - STOCKHOLDERS' EQUITY

The Company has 100,000 authorized and outstanding shares of Class A preferred stock with a par value of $.001; 13-to-1 voting rights; liquidation of $10.50 per share before common stock and redemption at option of Company at $10.50 per share.

                     Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE K (continued)

In January 2003, the Company designated 100,000 shares of Class B Preferred stock, par value $.001 per share to be designated as Class B, Series A Preferred Stock and in June 2003, the Company increased the authorized Class B, Series A preferred stock to 500,000 shares. The holders of Class B, Series A Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B, Series A Preferred Stock are entitled to receive dividends at the annual rate of $.90 per share per annum. The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds, capital and surplus of the Corporation, redeem the Class B, Series A Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series A Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If, however, as to each share of Class B, Series A Preferred Stock outstanding, if not redeemed by the Company within 2 years of the issuance of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series A Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series A Preferred Stock for each year that said share is not redeemed. The Company issued 30,000 common shares to Class B Series A Preferred shareholders in January 2005 in compliance with the subscription agreements dated February 26, 2003 and 50,000 common shares to Class B Series A Preferred Shareholder in July 2005 in compliance with the subscription agreements dated July 2, 2003. No more that 19.9% of the Company's stock can be issued in connection with stock dividend payments against the Class B, Series A Preferred Stock.

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

In 2005, certain shareholders of ITT converted $236,354 of debt into 94,542 shares of common stock and in 2004, certain shareholders of ITT converted $613,646 of debt into 153,156 shares of common stock. In 2005, Laurus Master Funds converted $525,000 of debt into 150,000 shares of common stock and in 2004, Laurus Master Funds converted $500,000 of debt into 100,000 shares of common stock. Also, in 2005, the Company converted $1,003,000 outstanding debt of IIG into 427,532 shares of common stock and in 2004 the Company converted $1,621,000 outstanding debt of IIG into 435,182 shares of common stock (see Note
J).

For the years ended December 31, 2005 and 2004, the Company issued 98,964 and 58,195 shares of common stock as compensation for past and future service and recorded a charge to operations of $104,025 and $154,620.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE K (continued)

For the years ended December 31, 2004 and 2003 , the Company received proceeds of $102,250 and $111,500 from the exercise of stock options to purchase 110,000 and 62,500 shares of the Company's common stock. In connection with such options of which 15,000 were modified, in 2004 the Company recorded compensation expense and a credit to additional paid-in capital of $30,750.

The following is a summary of transactions involving warrants to purchase common stock for the years ended December 31, 2005, 2004 and 2003.


                                                                  Weighted-
                                                  Number           average
                                                 of shares      exercise price
                                                -----------     --------------
         Outstanding at January 1, 2003           227,500           $  8.60
             Cancelled/Forfeited                  (17,500)           (35.00)
                                                -----------
         Outstanding at December 31, 2003         210,000           $  6.40
             Granted                              100,000              5.00
                                                -----------
         Outstanding at December 31, 2004         310,000           $   5.95
             Granted                               66,666               1.00
             Cancelled/Forfeited                  (96,250)              (6.75)
                                                -----------     --------------
         Outstanding at December 31, 2005         280,416           $   4.38
                                                ===========     ==============

The following table summarizes information concerning currently outstanding and exercisable stock purchase warrants:



                                                 Warrants outstanding                        Warrants exercisable
                                                         Weighted-
                                       Number             average       Weighted-            Number         Weighted-
                                    outstanding at       remaining       average         exercisable at      average
              Ranges of             December 31,        contractual     exercise          December 31,      exercise
             exercise prices            2005            life (years)      price               2005            price
           ------------------       ---------------    --------------   ----------        -------------     ---------
             $1.00-4.00               166,666               6.16          $3.20             166,666           $3.20
           $5.00-$12.00               113,750                .09           5.50             113,750            5.50
                                    ---------------    --------------   ----------        -------------     ---------
                                      280,416               3.50          $4.38             280,416           $4.38
                                    ===============    ==============   ==========        =============     =========


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE L - STOCK COMPENSATION PLANS

In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the "Plan"). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. The Plan terminates with respect to the granting of common stock and options in 2009. Since the inception of the Plan, Synergy has issued 1,279,997 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance or at an amount equal to the service provider's invoice amount. During the years ended December 31, 2005, 2004 and 2003, the Company issued 98,964, 42,195 and 65,938 shares of its common stock, respectively, to various service providers and has recorded a charge to earnings of $104,025, $150,621 and $93,125. Under the Plan, Synergy has granted options to selected employees and professional service providers. The maximum term of options granted under the Plan is ten years. There were no options issued during the years ended December 31, 2005 and 2004.

The following is a summary of such stock option transactions for the years ended December 31, 2005, 2004 and 2003 in accordance with the Plan and other restricted stock option agreements:

                                                                   Weighted
                                                       Number       average
                                                      of shares    exercise
                                                                     price
                                                    -----------  ------------
       Outstanding at January 1, 2003                484,259       $  10.46
           Cancelled/Forfeited                       (25,109)         (9.08)
           Granted                                    85,000           3.53
           Exercised                                 (62,500)          1.84
                                                    -----------  ------------
       Outstanding at December 31, 2003              481,650       $  10.42
           Exercised                                (110,000)         (3.68)
                                                    -----------  ------------
       Outstanding at December 31, 2004              371,650       $  13.10
           Granted                                   300,000           2.07
           Cancelled/Forfeited                      (371,650)        (12.15)
                                                    -----------  ------------
       Outstanding at December 31, 2005               300,000      $    2.07
                                                    ===========  ============
       Shares available for grant

         December 31, 2005                         7,120,003
                                                   =========
         December 31, 2004                         7,218,967
                                                   =========
         December 31, 2003                         7,261,162
                                                   =========

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE L (continued)

The following table summarizes information concerning currently outstanding and exercisable stock options:


                                                 Options outstanding                       Options exercisable
                                                      Weighted-
                                      Number           average        Weighted-           Number         Weighted-
                                   outstanding at     remaining        average        exercisable at      average
             Ranges of             December 31,      contractual      exercise         December 31,      exercise
            exercise prices            2005          life (years)       price              2005            price

           $ 1.00 - $ 4.00           300,000             1.0             $2.07          300,000            $2.07


The Company has also reserved 100,000 shares for a stock option plan ("Option Plan") for nonemployee, independent directors, which entitles each nonemployee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 84,000 shares available for grant at December 31, 2005 and 2004.

NOTE M - TRANSACTIONS WITH RELATED PARTIES

The Company paid consulting fees to two entities, one of which is owned by the Company's Chairman and Chief Executive Officer and the other is owned by the Company's President and Chief Operating Officer. Consulting fees paid during the years ended December 31, 2003 aggregated approximately $55,000.

At December 31, 2005 and 2004, $61,882 and $56,972 is payable to the Company's Chairman and Chief Executive Officer for short-term advances made to the Company.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE N - OTHER INCOME (EXPENSE)

     Other income (expense) is comprised of the following:


                                                                             2005           2004             2003
                                                                          -----------  ------------     ---------
        Gain on settlements of liabilities due to vendors                 $      -     $       -         $282,750
             (Note R-3)
         Gain (loss) on sales of marketable securities (Note E)                  -        (15,793)          10,828
        Other                                                              (21,504)        47,944            5,354
        Loss on sale of accounts receivable                                      -        (79,134)               -
                                                                          -----------  ------------     ---------
                                                                          $(21,504)     $ (46,983)        $298,932
                                                                          ==========   ============     ==========


NOTE O - INCOME TAXES

At December 31, 2005, the Company had a net operating loss carry forward of approximately $33,700,000 which, if not utilized, will begin expiring in 2011. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The components of the deferred tax asset at December 31, 2005 were approximately as follows:

          Net operating loss carry forwards           11,514,000
          Fixed assets and intangibles                   100,000
          Allowance for doubtful accounts                 43,000
          Inventory                                      109,000
          Capital losses                                  56,000
          Other                                         (145,000)
          Valuation allowance                        (11,677,000)
                                                    -------------

                                                     $          -

The valuation allowance increased by $715,000 in 2005.

Income taxes expense for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

                                   2005          2004          2003
                                  ----------    ---------     ---------
          State and local          $84,858      $ 34,604        $32,658
                                  ==========    =========     =========

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE O (continued)

A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 2005, 2004 and 2003 are as follows:



                                                                 2005           2004           2003
                                                                 ---------     ---------      ------
          Federal income tax expense at statutory rate            (34)%         (34)%          (34)%

          Increase (decrease) resulting from
              Increase in valuation allowance                      34            34             34
              State and local income taxes, net of Federal
                  benefit                                          .9            .9             .9
                                                                 ---------     ---------      ------
                                                                   .9 %          .9 %           .9%
                                                                 =========     =========      ======


NOTE P - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Quarterly financial results for the years ended December 31, 2005 and 2004 are as follows:



                                                                 THREE MONTHS ENDED
                                                          3/31/2005        6/30/2005      9/30/2005    12/31/2005          TOTAL
SALES                                                   $14,934,354      $15,890,490    $17,122,629   $16,189,617   $ 64,137,090
GROSS PROFIT                                            $   805,200      $ 1,182,574     $1,169,966     $ 669,639    $ 3,827,379
NET INCOME(LOSS)  ATTRIBUTABLE TO COMMON STOCKHOLDER    $  (692,147)       $(280,870)     $(396,272)  $(1,508,822)   $(2,878,111)
BASIC AND DILUTED NET LOSS PER COMMON SHARE             $    (0.21)        $  (0.08)      $  (0.09)      $ (0.37)       $ (0.75)

                                                                      THREE MONTHS ENDED
                                                              3/31/2004        6/30/2004      9/30/2004    12/31/2004       TOTAL
SALES                                                   $13,307,183      $12,860,329    $13,759,995   $16,777,537     $56,705,044
GROSS PROFIT                                            $   817,524        $ 698,205     $1,299,230    $1,082,040     $ 3,896,999
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDER    $  (457,974)       $(700,008)    $(170,230)      $(804,542)   $(2,132,754)
BASIC AND DILUTED NET LOSS PER COMMON SHARE             $    (0.23)        $  (0.34)     $  (0.08)       $  (0.32)     $   (0.97)


NOTE Q - RETIREMENT PLAN

On January 1, 2002, the Company established the Synergy Brands, Inc. 401(k) Plan (the "Plan") covering employees 21 years of age and older who have completed six months of continuous service. For the year ended 2005, 2004 and 2003 the Company match was $23,587, $19,838 and $13,252.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE R - COMMITMENTS AND CONTINGENCIES

1. Lease Commitments

The Company leases office and warehouse space under operating leases expiring at various dates through June 2011. The Company is also leasing vehicles under operating leases. Future minimum lease payments under noncancelable operating leases as of December 31, 2005 were as follows:

                         Year ending December 31,
                                2006          $ 435,161
                                2007          $ 425,147
                                2008          $ 417,031
                                2009          $ 407,673
                                2010          $ 403,867
                                thereafter    $ 337,476
                                             ----------
                                             $2,426,355

Rent expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $375,000, $190,000 and $112,000 respectively.

2. Litigation

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

3. Other Liabilities

During the first quarter of 2003, the Company entered into a settlement and release agreement in which the Company paid $13,000 to a vendor and the Company released of its liability to that vendor. The Company has recorded a gain of $155,750 as a result of this release during the first quarter of 2003. In March 2003, the Company and another vendor executed a settlement and release agreement. Pursuant to the terms of the settlement and release agreement, the Company was relieved of its obligation to pay for the services that was disputed. The Company recorded a gain of $127,000 as a result of the release by this vendor. These gains were recorded as a component of other income (expense) in the consolidated statements of operations.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE S- SEGMENT AND GEOGRAPHICAL INFORMATION

The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 2005, 2004 and 2003, as shown below:



                                              Proset            PHS Group          B2C           Corporate            Total
   Year ended December 31, 2005
     Revenue                                   $786,908        $61,450,467      $1,899,715               -        $64,137,090
     Net loss attributable to common         (1,031,576)          (111,784)       (445,505)      (1,289,246)        (2,878,111)
     stockholder
     Depreciation and amortization              183,420             12,804         156,477          145,264            497,965
     Asset impairment charge                    293,586                  -               -                -            293,586
     Interest income                                 -                   -               -          102,644            102,644
     Other income (expense)                     (1,035)             (3,581)        (16,888)              -            (21,504)
     Equity in earnings of investee                  -                   -               -           56,311             56,311
     Interest and financing expenses            80,233           1,297,348               -          216,058          1,593,639
     Identifiable assets                     1,392,551          10,056,544       1,715,940        4,187,603         17,352,638
     Additions to long-lived assets                  -              10,735          61,594                -             72,329
     Investment in affiliate                                                                        364,340            364,340


                                              Proset            PHS Group          B2C           Corporate            Total
   Year ended December 31, 2004
     Revenue                                 $3,923,823       $50,728,560       $2,052,661              -         $56,705,044
     Net loss attributable to common           (219,204)         (167,951)       (644,870)      (1,100,729)        (2,132,754)
     stockholder
     Depreciation and amortization              210,920             6,501         145,301          296,768            659,490
     Interest income                                  -             4,344               -              266              4,610
     Other income (expense)                     (80,778)           71,586        (21,139)          (16,652)           (46,983)
     Equity in earnings of investee                  -                 -               -           172,224            172,224
     Interest and financing expenses           232,913          1,168,607          42,500          109,501          1,553,521
     Identifiable assets                     2,117,631          9,160,367       1,837,998        3,590,427         16,706,423
     Additions to long-lived assets                  -             85,980         175,000           29,078            290,058
     Investment in affiliate                         -                  -               -          336,828            336,828


                                              Proset            PHS Group          B2C           Corporate            Total
   Year ended December 31, 2003
     Revenue                                 $3,671,106        $34,740,999      $2,128,472                -        $40,540,577
     Net loss attributable to common          (502,158)            (79,864)       (235,636)        (537,565)        (1,355,223)
     stockholder
     Depreciation and amortization             213,198             272,812         114,720           91,968            692,698
     Interest income                                 -              13,805               -              108             13,913
     Other income (expense)                     (1,488)             25,490         271,603            3,327            298,932
     Equity in earnings of investee                  -                   -               -           92,424             92,424
     Interest and financing expenses           199,892             449,876          39,518              752            690,038
     Identifiable assets                     2,874,102           6,236,552       1,253,920          628,071         10,992,645
     Additions to long-lived assets              2,220                 818         386,302                -            389,340
     Investment in affiliate                                                                        164,604            164,604


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2005, 2004 and 2003

NOTE S (continued)

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Geographic data, as of and for the years ended December 31, 2005, 2004 and 2003, is as follows:

                                      2005            2004               2003
                                   ------------   ------------     -------------
       Revenue
         United States             $31,890,610    $30,774,482        $34,076,666
         Canada                     32,246,480     25,930,562          6,463,911
                                   ------------   ------------     -------------
                                   $64,137,090    $56,705,044       $ 40,540,577
                                   ============   ============     =============

        Accounts receivable
          United States            $   939,404     $ 1,393,328
          Canada                     6,682,401        6,210,59
                                   ------------   ------------
                                   $ 7,621,805     $ 7,603,925
                                   ============   ============

        Identifiable assets
          United States            $17,352,638     $16,706,423
          Canada                             -               -
                                   ------------   ------------
                                   $17,352,638     $16,706,423
                                   ============   ============

NOTE T - SUBSEQUENT EVENTS

On March 14, 2006 the Company closed a $1.75 million junior secured five year loan with an existing lender bearing a fixed interest rate of 10%. Payments will be made at a rate of $32,000 per month starting October 1, 2006.