Form 10-K/A
period 2005-12-31
SYNERGY BRANDS INC
filed 2006-04-21
CIK 870228

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

     The purpose for this amendment is to include corrected Certifications required by Exchange Act Rule 13a-14(a); no other changes have been made from the original filing.

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

Dated: April 12, 2006

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

Dated: April 12, 2006

                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein
                                      Chief Financial Officer
Dated: April 12, 2006
                               by /s/ Joel Sebastian
                               -----------------------------------
                                      Joel Sebastian, Director

Dated: April 12, 2006

                               by /s/ Lloyd Miller
                               -----------------------------------
                                      Lloyd Miller, Director
Dated: April 12, 2006


                               by /s/ William Rancic
                               -----------------------------------
                                      William Rancic, Director


Dated: April 12, 2006

                               by /s/ Frank A. Bellis Jr.
                               -----------------------------------
                                      Frank A. Bellis, Director

Dated: April 12, 2006

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this annual report any changes in the registrant's internal control over financial reporting that occured during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarer in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies and material weaknesses we find in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and



Date: April 12, 2006

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this annual report any changes in the registrant's internal control over financial reporting that occured during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarer in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies and material weaknesses we find in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and


Date: April 12, 2006

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