Form 10-Q
period 2006-03-31
SYNERGY BRANDS INC
filed 2006-05-15
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2006.
                                                              ------------------

                        Commission File Number: 0-19409
                                                -------

                              SYNERGY BRANDS, INC.
             (Exact name of registrant as it appears in its charter)


                      Delaware                      22-2993066
                      --------                      ----------
             (State of incorporation)            (I.R.S. Employer
                                                identification no.)

                      223 Underhill Blvd. Syosset NY 11791
                      ------------------------------------
                    (Address of principal executive offices)

                                  516-714-8200
                                  ------------
               (Registrant's telephone number including area code)


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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]  Accelerated Filer [  ]   Non-Accelerated Filer [x]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                              [ ] YES       [x] NO

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                                              [ ] YES       [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 10, 2006 there were 4,707,590 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                                 MARCH 31, 2006



                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                                       Page
       Item 1:  Financial Statements
       Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
       December 31, 2005                                                            2 - 3

       Consolidated Statements of Operations for the three
       months ended March 31, 2006 and 2005 (Unaudited)                             4

       Consolidated Statements of Cash Flows for the three months
       ended March 31, 2006 and 2005 (Unaudited)                                    5 -6

       Notes to Consolidated Financial Statements (Unaudited)                       7 -12

       Item 2:  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                13-23

       Item 4:  Control and Procedures                                              24




PART II: OTHER INFORMATION

       Item 1A: Risk Factors                                                        25-38

       Item 2:  Unregistered Sales of Equity Securities and use of Proceeds         39

       Item 5:  Other Information                                                   39

       Item 6:  Exhibits and Reports on Form 8-K                                    39


       SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS                                                                           March 31, 2006  December 31, 2005
------                                                                            (Unaudited)
Current Assets:
Cash and cash equivalents                                                          $ 1,315,824      $   263,554
Accounts receivable trade, less allowance for doubtful accounts of
$127,481 for both periods                                                            6,420,902        7,494,324
Other receivables                                                                    2,187,626        1,848,369
Note Receivable - current                                                              290,856          287,967
Inventory                                                                            3,139,409        1,909,315
Prepaid assets and other current assets                                                387,328          398,426
                                                                                   -----------      -----------

Total Current Assets                                                                13,741,945       12,201,955

Property and Equipment, Net                                                            337,837          356,014

Other Assets                                                                           850,476          802,887

Notes Receivable                                                                     2,628,283        2,691,439

Intangible Assets, net of accumulated amortization of $ 2,553,545 and
$2,518,946                                                                             751,447          786,046

Goodwill                                                                               514,297          514,297
                                                                                   -----------      -----------

Total Assets                                                                       $18,824,285      $17,352,638
                                                                                   ===========      ===========

         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY                                                   March 31, 2006  December 31, 2005
                                                                                        (Unaudited)
Current Liabilities:
Line-of-Credit                                                                          $  4,310,983      $  4,033,242
Notes Payable - Current                                                                    2,078,531         1,645,531
Accounts Payable and Accrued Expenses                                                      1,386,237         1,883,591
Related Party Note Payable                                                                    21,492            61,882
Deferred income                                                                              792,961           127,000
                                                                                        ------------      ------------

Total Current Liabilities                                                                  8,590,204         7,751,246

Notes Payable                                                                              3,525,900         2,668,691

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share                                          100               100
Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                 --                --
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
330,000 issued and outstanding; liquidation preference of $10.00 per share                       330               330
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized,
80,000 shares issued and outstanding; liquidation preference of $10.00 per share                  80                80
Common stock - $.001 par value;14,000,000 shares authorized;
4,613,190 and 4,457,530 shares issued                                                          4,613             4,458
Additional paid-in capital                                                                46,039,204        45,918,817
Deficit                                                                                  (39,289,170)      (38,910,484)
Unearned compensation                                                                        (33,636)          (67,260)
Accumulated other comprehensive loss                                                          (8,340)           (8,340)
Less treasury stock, at cost, 1,000 shares                                                    (5,000)           (5,000)
                                                                                        ------------      ------------

Total stockholders' equity                                                                 6,708,181         6,932,701
                                                                                        ------------      ------------

Total Liabilities and Stockholders' Equity                                              $ 18,824,285      $ 17,352,638
                                                                                        ============      ============

         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                   2006                 2005

Net Sales                                      $ 15,370,677        $ 14,934,354
                                               ------------        ------------

Cost of Sales
Cost of product                                  13,906,415          13,871,481
Shipping and handling costs                         261,975             257,673
                                               ------------        ------------
                                                 14,168,390          14,129,154
                                               ------------        ------------


Gross Profit                                      1,202,287             805,200

Operating expenses
Selling, general and Administrative Expenses      1,090,427             915,631
Depreciation and amortization                       103,510             124,603
                                               ------------        ------------
                                                  1,193,937           1,040,234

Operating Profit (loss)                               8,350            (235,034)

Other Income (expense)
Interest Income                                      37,170              22,081
Other Income (expense)                                 (655)             (5,305)
Equity in earnings of investee                       15,465              11,815
Interest and financing expense                     (400,948)           (356,311)
                                               ------------        ------------
                                                   (348,968)           (327,720)


Loss before income taxes                           (340,618)           (562,754)

Income tax expense                                   38,068              55,143
                                               ------------        ------------
NET LOSS                                           (378,686)           (617,897)

Dividend-Preferred Stock                            (90,250)            (74,250)
                                               ------------        ------------

Net loss attributable to Common Stockholders   $   (468,936)       $   (692,147)
                                               ============        ============

Basic and diluted net loss per common share:   $      (0.10)       $      (0.21)
                                               ============        ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                     2006               2005
                                                                 ------------       ------------
Cash Flows From Operating Activities:
Net loss                                                         $   (378,686)      $   (617,897)
Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation and Amortization                                      103,510            124,603
   Amortization of financing cost                                      14,209             11,708
   Equity in earnings of investee                                     (15,465)           (11,815)
   Operating expenses paid with common stock                           33,000              6,524
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts receivable and other receivables                          734,165            407,773
   Inventory                                                       (1,230,094)          (212,533)
   Prepaid assets, related party note receivable and other assets      21,895           (526,970)
Net decrease in:
   Accounts payable, related party note payable, accrued
   expenses and other current liabilities                            (486,801)        (1,875,403)
   Deferred Income                                                    649,418                 --
                                                                 ------------       ------------
     Net cash used in operating activities                           (554,849)        (2,694,010)

Cash Flows From Investing Activities
Purchase of fixed assets                                               (2,527)            (4,165)
Payments received on notes receivable                                  75,262             69,841
Issuance of notes receivable                                          (14,995)            (8,500)
Payment of security deposit                                                --            (20,000)
                                                                 ------------       ------------
       Net cash provided by investing activities                       57,740             37,176

Cash Flows From Financing Activities
Borrowings under line of credit                                    10,918,314         10,584,054
Repayments under line of credit                                   (10,580,572)        (9,578,757)
Proceeds from the issuance of notes payable                         1,882,500          1,215,000
Repayments of notes payable                                          (624,000)                --
Payment of dividends                                                  (90,250)           (74,250)
Payment of financing costs                                            (46,707)           (64,985)
Proceeds from issuance of common stock                                 90,094                 --

Net cash provided by financing activities                           1,549,379          2,081,062
                                                                 ------------       ------------
Net increase (decrease) in cash                                     1,052,270           (575,772)
                                                                 ------------       ------------

Cash and cash equivalents, beginning of period                        263,554            945,806

Cash and cash equivalents, end of period                         $  1,315,824       $    370,034
                                                                 ============       ============

         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                          2006            2005
                                                       ----------       --------


Supplemental disclosure of cash flow information:

Cash paid for interest                                 $  265,645       $282,653
                                                       ==========       ========

Cash paid for income taxes                             $   38,068       $ 55,143
                                                       ==========       ========
Supplement disclosures of non-cash operating, investing and financing activities:

Common Stock issued for an acquisition                         --             --
                                                       ==========       ========
Common Stock issued with debt financing                        --             --
                                                       ==========       ========
Common Stock issued with debt conversions              $   60,000       $761,354
                                                       ==========       ========
Common Stock issued for services                       $   33,000       $  6,525
                                                       ==========       ========

         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2006 and 2005


NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for three months ended March 31, 2006 and 2005, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 (and for all other periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Company. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the respective full years.

NOTE B - STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments to be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required.

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $53,000 and $11,000 for the three months ended March 31, 2006 and 2005, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2006 and 2005


NOTE D - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer" (including a reseller) for Certain Consideration Received from a Vendor. The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the three months ended March 31, 2006, the Company recognized approximately $556,553 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from a manufacturer, included in other receivables in the accompanying consolidated balance sheet aggregated $2,081,063 and $1,730,806 at March 31, 2006 and December 31, 2005.

NOTE E - INVENTORY

Inventory, consisting of goods held for sale, as of March 31, 2006 consisted of the following:

                        Grocery, health and beauty products     $2,709,373


                        General Merchandise                        430,036
                                                                ----------


                                                                $3,139,409
                                                                ==========

NOTE F  - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company is obligated to issue 50,000 shares of common stock, which will vest through April 1, 2006 to the note holder. In the event the value of the shares is less than $200,000 at April 1, 2006, the Company will be obligated to pay the difference in cash or additional shares. The value of the shares ($200,000) was treated as a reduction of the sales price. The Company does not anticipate selling selected products to this customer base in the future. The balance of the note receivable at March 31, 2006 was $ 1,852,389.

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

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2006 and 2005


NOTE G - INVESTMENT

The Company holds a 22.0% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $15,465 and $11,815 during the three months ended March 31, 2006 and March 31, 2005, respectively. At March 31, 2006, the investment in ITT is $379,804 as included in "Other Assets" on the accompanying balance sheet.


Summarized results of operations of this investee for the three months ended March 31, 2006 and 2005 is as follows:


                                           2006                     2005
                                        -----------             -----------
    Revenues                            $ 6,970,000             $ 3,160,000
    Total expenses                       (6,846,000)             (3,142,000)
    Other income                             89,000                  64,000


    Income before income taxes              213,000                  82,000
    Income tax expense                     (113,000)                (27,000)
                                        -----------             -----------

    Net income                          $   100,000             $    55,000
                                        ===========             ===========

NOTE H - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in December 2005, allow for the borrowing of up to $5,300,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. As amended, the agreement extends through December 31, 2006. The Company is seeking to refinance its secured financing needs through other Asset Based Lenders. There is no assurance that the Company will be successful and it may need to continue to incur high financing costs. Interest accrues on outstanding borrowings at the greater of
(i) 5% per annum in excess of the prime rate or (ii) 10.50% per annum. At March 31, 2006, the interest rate on outstanding borrowings was 12.75%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. In addition 1,175,000 shares of the Company's common stock have also been pledged as collateral on the outstanding borrowings. In the first quarter of 2006, the Lender converted $60,000 of outstanding debt into 31,200 shares of common stock. In 2005 the Lender converted $1,003,000 of outstanding debt into 427,532 shares of common stock.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2006 and 2005

NOTE H Continued

In 2004, the Company received $490,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. The Company repaid $100,000 of this debt in 2004. In March 2005, the Company converted $525,000 of this outstanding debt into 150,000 shares of common stock. At March 31, 2006, the outstanding balance was $375,000.

In 2005, the Company received $600,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. The Company repaid $133,333 of this debt at March 31, 2006. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. . The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date. At March 31, 2006, the outstanding balance was $366,667.

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000. Borrowing under the note bears interest at prime (7.75% at March 31, 2006). The Company is not required to repay any principal until the maturity date of the note, September 1, 2006. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at March 31, 2006 were $621,531.


On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. The Company repaid $66,667 of this debt at March 31, 2006. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. At June 30, 2005 the Company recorded a charge of $18,000 as prepaid expense for the fair value of the warrants, and this amount is being amortized over the life of the note. At March 31, 2006 the outstanding balance was $433,333.

On March 14, 2006 the Company closed a $1.75 million junior secured five year loan with an existing lender bearing a fixed interest rate of 10%. Payments will be made at a rate of $32,000 per month starting October 1, 2006.

NOTE I - STOCKHOLDERS' EQUITY

In the first quarter of 2006 the Company converted $60,000 of debt of IIG into 31,200 shares of common stock (see Note H).

During the three months ended March 31, 2006, the Company issued 24,460 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $33,000. In March 2006, the Company issued 30,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated February 26, 2003.

During the three months ended March 31, 2006, the Company issued 70,000 shares of common stock in connection with the sale of securities and the satisfaction of certain obligations.

Effective January 2006, the Company cancelled options to acquire 300,000 shares of common stock held by employees. There are no options outstanding with employees at March 31, 2006.

Subsequent to March 31, 2006 the Company issued approximately 93,000 shares of common stock as consideration of services.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2006 and 2005

NOTE J - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                                     Three Months Ended March 31, 2006 and 2005

           Total                             Proset        PHS Group         B2C          Corporate
Revenue from external customers   2006     $  492,522     $14,487,003     $  391,152      $      --      $15,370,677

                                  2005     $  176,391     $14,378,829     $  379,134      $      --      $14,934,354

Net Income (loss) attributable
to common Stockholders            2006     $   (3,414)    $    93,599     $ (145,449)     $(413,672)     $  (468,936)

                                  2005     $ (124,425)    $  (104,489)    $ (141,696)     $(321,537)     $  (692,147)

Interest & Finance Expenses       2006     $   22,551     $   293,133     $       --      $  85,264      $   400,948

                                  2005     $   16,129     $   300,634     $       --      $  39,548      $   356,311

Depreciation &
amortization                      2006     $   24,876     $     3,204     $   39,114      $   36,316     $    103,510

                                  2005     $   45,855     $     2,934     $   39,498      $   36,316     $    124,603

Identifiable assets are as follows:
   March 31, 2006                          $1,451,441     $11,655,419     $1,688,361      $4,029,064     $ 18,824,285
   December 31, 2005                       $1,392,551     $10,056,544     $1,715,940      $4,187,603     $ 17,352,638

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2006 and 2005


NOTE K - NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options, warrants and convertable debt and equity securities of 1,232,930 and 1,054,801 for the three months ended March 31, 2006 and 2005, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                                                   Three Months ended March 31,

                                                        2006            2005
                                                    ------------     ----------

       Net loss applicable to common stock          $   (468,936)    $ (692,147)
                                                    ============     ==========

      Weighted-average number of shares in basic
        and diluted EPS                                4,563,651      3,302,884
                                                    ============     ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW


         Synergy Brands, Inc. (SYBR or the Company) is a holding company that operates in the wholesale and online distribution of Groceries and Health & Beauty Aid (HBA) as well as wholesale, retail and online distribution of premium cigars and salon & luxury products through three business segments. It principally focuses on the sale of nationally known brand name grocery and HBA consumer products manufactured by major U.S. manufacturers. The company uses supply based logistics to optimize its distribution costs on both wholesale and retail levels.

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

   PHS Group ("PHS") distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 94% of the overall Company sales. PHS's core sales base continues to be the distribution of nationally branded consumer products in the grocery and (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereby a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the Company's B2B sector is Proset. Proset imports and distributes Salon Hair care products and luxury goods to wholesalers and distributors, in the Northeastern part of the United States.

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

                     CONSOLIDATED RESULTS OF OPERATIONS FOR
                      THE THREE MONTHS ENDED MARCH 31, 2006
                AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS

                                  OPERATING       %        OPERATING AND        %
                                  SEGMENTS      CHANGE   CORPORATE SEGMENTS   CHANGE

  THREE MONTHS ENDED 3/31/06
Revenue                          $15,370,677      2.92%     $ 15,370,677       2.92%
Gross Profit                       1,202,287     49.32%        1,202,287      49.32%
SG&A                                 873,618     14.47%        1,090,427      19.09%
Operating Profit (loss)              261,475    664.84%            8,350     103.55%
Net loss attributable to
 common stockholders                 (55,264)   -85.09%         (468,936)    -32.25%
Net loss per common  share             (0.01)                      (0.10)
Interest and financing expenses      315,684     -0.34%          400,948      12.53%
  THREE MONTHS ENDED 3/31/05
Revenue                          $14,934,354                $ 14,934,354
Gross Profit                         805,200                     805,200
SG&A                                 763,205                     915,631
Operating Profit (loss)              (46,292)                   (235,034)
Net loss attributable to
 common stockholders                (370,610)                   (692,147)
Net loss per common  share             (0.11)                      (0.21)
Interest and financing expenses      316,763                     356,311

Synergy Brands

         Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.


         Revenues increased by 3% to $15,370,677 for the three months ended March 31, 2006, as compared to $14,934,354 for the three months ended March 31, 2005. The largest percentage increase was in Proset's Operation. The increase was due in large part to sales of designer luxury goods, which were imported from Europe.


         The Company reduced its promotional markdowns which resulted in flat to marginally higher revenues, while creating a desirable increase in operating profit. Even though the Company was able to grow revenue by only 3%, gross profit increased by 49% and the Company further attained operating profit.


         Selling General and Administrative expenses (SGA) increased by 19% to $1,090,427 for the three months ended March 31, 2006 as compared to $915,631 for the three months ended March 31, 2005. The increase of SG&A was marginal as compared to increased sales as well as an increase in corporate regulatory costs on a corporate level. The largest subsidiary of the Company, PHS Group, increased its SGA expenses by 12% to $571,191 for the three months ended March 31, 2006 as compared to $509,911 for the three months ended March 31, 2005. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

         The net loss attributable to Common Stockholders of the Company was $468,936 for the three months ended March 31, 2006 as compared to $692,147 for the three months ended March 31, 2005. Interest and financing costs represents 86% of the total loss. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended March 31, 2006 totaled $571,191, which include legal, accounting and regulatory expenses as compared to $509,911 for the three months ended March 31, 2005.


Below is a summary of the results of operation by segment:

PHS Group: (B2B Operations)

         Synergy's Grocery operation improved its operation through an expansion of its Metro NY wholesale operation. Sales improved by 1% to $14.5 million and operating profit increased by 95% to $387,000. PHS represented 94% of the Company's overall revenues and provides the most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its Metro NY, operations and increase its international sales to Canada and the Caribbean.

B2C operations. (Gran Reserve Corporation supra GRC)

         B2C        operations        consist       of        www.CigarGold.com,
www.CigarsAroundtheWorld.com, www.BeautyBuys.com; retail store operation in Miami and online partnership programs such as www.Overstock.com and www.Google.com. The operation has relocated to a 6,000 square foot facility in Miami Lakes Florida, which handles administration, and order flow for the operation. Sales increased by 3% to $391,152 while operating loss increased by 3% to $145,476. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2006. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2006. The retail store is an expansion of Bill Rancic's Cigars Around the World
(CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may shift the Cigar business to be a complete destination business as opposed to a leisurely activity.

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

Corporate Expenses:

         The Company's allocation to corporate expenses was increased by 42% to $216,809. Corporate expenses represent 20% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $1.1 million in first quarter of 2006.

Below is a detailed review of the Company's performance.


         In order to fully understand the Company's results a discussion of the Company's segments and their respective results follow;


B2B OPERATIONS


         The Company's B2B operations consist of two operating businesses, PHS Group and Proset. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 94% of the overall company sales. PHS's core sales base remain the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset imports and distributes salon hair care products and luxury goods to wholesalers and distributors, in the northeastern part of the United States.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                     PHS Group       CHANGE
                                                    ----------     ---------
          THREE MONTHS ENDED 3/31/06
        Revenue                                     14,487,003         0.75%
        Gross Profit                                   961,519        35.15%
        SG&A                                           571,191        12.02%
        Operating Profit (loss)                        387,124        94.90%
        Net Profit(loss)                                93,599       189.58%
        Interest and financing expenses                293,133        -2.50%

          THREE MONTHS ENDED 3/31/05
        Revenue                                     14,378,829
        Gross Profit                                   711,467
        SG&A                                           509,911
        Operating Profit (loss)                        198,622
        Net loss                                      (104,489)
        Interest and financing expenses                300,634


PHS increased its revenues by 1% to $14.5 million for three months ended March 31, 2006 as compared to $14.4 million for the three months ended March 31, 2005. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada, increase of its Domestic Wholesale business and expansion into the Dominican Republic. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 4.9% to 6.6%. PHS has been able to maintain its sales and customer base while increasing margins by 35%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufactures promotion to achieve its targeted results. Net profit was $93,599 for the three months ended March 31, 2006 as compared to a loss of $104,489 for the three months ended March 31, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES
                                                      Salon
                                                     products        Change
                                                    ----------     ---------
          THREE MONTHS ENDED 3/31/06
        Revenue                                       492,522       179.22%
        Gross Profit                                  127,916      5714.36%
        SG&A                                           83,213        30.25%
        Operating Profit(loss)                         19,827       118.44%
        Net loss                                       (3,414)      -97.26%
        Interest and financing expenses                22,551        39.82%

          THREE MONTHS ENDED 3/31/05
        Revenue                                       176,391
        Gross Profit                                    2,200
        SG&A                                           63,886
        Operating Profit(loss)                       (107,541)
        Net Profit(loss)                             (124,425)
        Interest and financing expenses                16,129


         Proset revenues increased by 179% to $492,522 for the three months ended March 31, 2006 as compared to $176,391 the three months ended March 31, 2005. SG&A increased by 30% to $83,213 for the three months ended March 31, 2006 as compared to $63,886 for the three months ended March 31, 2005. Net loss improved from a loss of $124,425 for the three months ended March 31, 2005, to a loss of $3,414 for the three months ended March 31, 2006. The increase in revenue was in a large part due to an increase in sales of designer luxury goods, which was imported from Europe and sold to Costco. Proset is continuing to secure a supply chain of designer luxury goods and plans to merchandise such items with the consent of the manufactures to targeted retailers in the United States and Canada. Proset plans to continue to distribute salon products as merchandise becomes available. Proset hopes it can start to distribute its newly acquired line of salon products from Italy under the NYCE logo at the end of the second quarter of 2006.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                       B2C           CHANGE
                                                    ----------     ---------
          THREE MONTHS ENDED 3/31/06
        Revenue                                       391,152         3.17%
        Gross Profit                                  112,852        23.39%
        SG&A                                          219,214        15.74%
        Operating Profit(loss)                       (145,476)        5.90%
        Net loss                                     (145,449)        2.65%
        Interest and financing expenses                    --           --
          THREE MONTHS ENDED 3/31/05
        Revenue                                       379,134
        Gross Profit                                   91,533
        SG&A                                          189,408
        Operating Profit(loss)                       (137,373)
        Net Profit(loss)                             (141,696)
        Interest and financing expenses                    --


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


         Revenues in the Company's B2C operation for the three months ended March 31, 2006 increased by 3% to $391,152 as compared to $379,134 for the three months ended March 31,2005. CAW on a current operating basis represents approximately 56% of B2C revenues for the three months ended March 31, 2006. Gross profit for the three months ended March 31, 2006 increased by 23% to $112,852 as compared to $91,533 for the three months ended March 31, 2005. The Company has restructured its operations to centralize all administration in Florida as opposed to Chicago, which was the headquarters for CAW since its acquisition in 2003. As a result SG&A increased by 16% to $219,214 for the period.


         CAW is operating profitably, but the logistical support in Miami, Florida is consuming the segment's resources and thereby is the major reason the Company believes for not allowing it to show a profit at those sales levels. The On-line segment has over 20,000 customers, generates an average order of $100, with over a 50% repeat rate and generates at a 99% fulfillment rate. The Company believes that building its B2C segment brands along with popularity of Bill Rancic, the winner of the NBC show "The Apprentice" should bring the segment effective critical mass.

                         LIQUIDITY AND CAPITAL RESOURCES

March  31,                                           2006            2005

Working Capital                                  $ 5,151,741     $ 2,699,587
Assets                                            18,824,285      16,420,027
Liabilities                                       12,116,104       9,728,614
Equity                                             6,708,181       6,691,413
Line of Credit Facility                            4,310,983       5,981,907
Receivable turnover (days)                                38              43
Inventory Turnover (days)                                 17              12
Net cash used in operating activies                 (554,849)     (2,694,010)
Net cash provided by investing activites              57,740          37,176
Net cash provided by financing activites           1,549,379       2,081,062




Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, financing costs and operating expenses. The cash flow realized from the Company's gross profit was not sufficient to cover the Company's operating expenses. The Company generated a net loss attributable to Common Shareholders of approximately $469,000. Financing costs totaled $401,000. Reductions in financing expenses would be beneficial to the Company's performance. This reduction could be achieved through equity-based transactions, refinancing at lower rates as well as increasing the operating margins for the Company.

Although the Company improved its cash flow from operating activities by $2.1 million, it needed to secure funds from financing activities to cover its operating needs. The Company financed its operating activities by issuing $1.7 million in 10% notes in the first quarter of 2006.

The Company's working capital improved by $2.4 million to $5.1 million due to a $1.8 million reduction in the Company's lines of credit and a $300,000 reduction in accounts payable. Receivables increased by $525,000 due to revenue increases and vendor rebates.

The Company acquired sufficient capital to cover its operating expenses and had unused availability of $1.4 million under its line of credit. The Company believes that it has sufficient availability under its line of credit and an ability to raise sufficient capital to cover its operating losses. However, the goal of the Company is to generate an operating profit and not rely on external financing whether debt or equity.

The capital resources available to the Company consist of $6.3 million in lines of Credit, $3.5 million in long-term notes and $4 million in Preferred Stock. The Company's objective is to reduce its notes through the issuance of equity and cash flow as well as refinancing its current obligations with lower rates. However there is no assurance that the Company would be able to achieve its objectives. Achieving these goals and objectives is material to the Company's success.

The Company's liquidity relies on the turnover of it inventory and accounts receivables. The Company reduced its receivable turnover from 43 days to 38 days and the Company turns its overall inventory on average approximately every 17 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, nearly 51% of the Company's assets consist of trade receivables and inventory. Management believes the Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands.

Management believes that continued cost containment, improved financial and operating controls, debt reduction, and a focused sales and marketing effort should provide sufficient cash flow from operations in the near term and the Company is working toward reliance on such financial sources and attributes to cover its cash flow requirements but achievement of these goals, however, will likely continue to be dependent upon the Company's attainment of increased revenues, improved operating costs, reduced financing cost and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company's goals will be achieved. In the interim while such goals are being pursued achievement of positive cash flow has been reliant on equity and debt financing, including the Company's exchange of notes payable for common shares and its issuance of further common and preferred stock in private placements and the Company is hopeful that the market will continue to recognize the Company's progress so that such financing method may continue to be available in the future.

Expected interest payments on notes payable for the period ended March 31, are as follows:

03/31/07      03/31/08      03/31/09      03/31/10       03/31/11        Total
$352,000      $178,000      $109,000      $98,000         $58,000       $795,000

Variable interest rate on notes of $1,175,000 was 10.75%. Variable interest rate on note of $621,531 was 7.75%.

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

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At March 31, 2006, the Company has established a full valuation allowance.

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

SEASONALITY

     Sales by PHS Group and Proset usually peak at the end of the calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarter end and as a result reduced products costs may increase sales. In particular, the first and second quarters are usually better operating quarters. Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

     Cigar product sales also increase during holiday periods and summer months as well as around special sporting events.

INFLATION

     The Company believes that inflation, under certain circumstances, could be beneficial to the Company's major business, PHS Group. When inflationary pressures drive product costs up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures. However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits. However, inflation increases prices which maybe a natural hedge to an increase in interest in the Company's consumer business. However, in certain times rising prices may cause a decline in sales that would result in reduced operating profit.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2006, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

ITEM 1A: RISK FACTORS

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

1. THE COMPANY HAS INCURRED OPERATING LOSSES, HAS MATERIAL DEBT, AND HAS BEEN AND IS RELIANT UPON FINANCING.

The Company has a long history of operating losses. To date, a large portion of the Company's expenses have been financed through capital raising activities. Although the Company has narrowed its losses, it still continues to report operating deficits as opposed to profits. A large portion of the Company's historical losses is a direct result of fees and expenses associated with stock and/or other working capital financing. The Company believes that Financing costs must be reduced in order to improve operating results. Failure to reduce financing costs will likely inhibit the Company's growth. There is no assurance that further financing will not be needed for operating purposes, and where needed there can be no assurances of continued availability of financing at affordable levels of expense.

THE COMPANY HAS SIGNIFICANT INDEBTEDNESS

As of March 31, 2006 the Company had long-term indebtedness of $3.5 million. Although the Company made debt principal reduction payments over the last two years, it may incur substantial additional debt in the future, and in any event a significant portion of the Company's future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on its indebtedness. The Company's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in its business and competition; and to react in the event of an economic downturn. There is no guarantee that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or obtain funds for required payments, or it we fail to comply with covenants in its indebtedness, the Company will be in default. In addition, the Company may not be able to refinance its indebtedness on terms acceptable to the Company, or at all.

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

- the extent to which the Company offers free shipping, continues to reduce product prices worldwide, and provides additional benefits to its customers, which reduce its gross or operating profits;

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

Many of the Company's competitors have, and new potential competitors may have, more experience developing Internet-based software applications and integrated purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than the Company has. In addition, competitors may be able to develop products and services that are superior to those of the Company or that achieve greater customer acceptance. There can be no assurance that the e-commerce solutions offered by the Company's competitors now or in the future would not be perceived as superior to those of the Company by either businesses or consumers.

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

7. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

Synergy's qualification for trading on the NASDAQ Small Cap system has in the past been questioned, the focus being on the market quotes for the Company's stock, the current bid price having for a time in the past been reduced below the minimum NASDAQ standard of $1 and had been below such level for an appreciable period of time, as well as the Company also being notified in the past that stockholders' equity had fallen below minimum NASDAQ continued listing standard of $2,500,000. NASDAQ has established, and the Commission has approved, certain maintenance requirements to which the Company must adhere to remain listed, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy had been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy had complied with alternative criteria, which are now eliminated under the new rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisting from the NASDAQ Small Cap System and thereafter trading would likely be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks", including what the Company believes to be stringent disclosure rules very different from NASDAQ trading practice procedures. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock  rules.  If the Common  Stock  became  subject to the penny  stock  rules,  many  broker-dealers  might  be  unwilling  to  engage  in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time and the Company has achieved and is confident of maintaining a level of Stockholders' equity above $2,500,000. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

The Company's future revenues and profits depend to a large extent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by merchants and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is a relatively new and emerging market. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. Growth in the Company's customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods. For the Company to be successful, the Company believes that these market participants must accept and use the novel ways of conducting business and the Internet provides exchanging information as is provided by the Internet.

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

10. EXTENSIVE AND INCREASING REGULATIONS OF TOBACCO PRODUCTS AND LITIGATION MAY IMPACT CIGAR INDUSTRY.

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

In addition numerous tobacco litigation has been commenced and may in the future be instituted, all of which may adversely affect (albeit focusing primarily on cigarette smoking) cigar consumption and sale and may pressure applicable government entities to institute further and stricter legislation to restrict and possibly prohibit cigar sale and consumption, any and all of which may have an adverse affect on Company business.

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

18. OTHERS MAY ASSERT THAT THE COMPANY'S TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

The Company believes that its technology does not infringe the proprietary rights of others. However, the e-commerce industry is characterized by the existence of a large number of patents and trademarks and frequent claims and litigation based on allegations of patent infringement and violation of other intellectual property rights. As the e-commerce market and the functionality of products in the industry continue to grow and overlap, the Company believes that the possibility of an intellectual property claim against it will increase. For example, the Company may inadvertently infringe an intellectual property right of which it is unaware, or there may be applications to protect intellectual property rights now pending of which it is unaware which it may be infringing when they are issued in the future, or the Company's service or systems may incorporate and/or utilize third party technologies that infringe the intellectual property rights of others. The Company has been and expects to continue to be subject to alleged infringement claims. The defense of any claims of infringement made against the Company by third parties, whether or not meritorious, could involve significant legal costs and require the Company's management to divert time and attention from its business operations. Either of these consequences of an infringement claim could have a material adverse effect on the Company's operating results. If the Company is unsuccessful in defending any claims of infringement, it may be forced to obtain licenses or to pay royalties to continue to use its technology. The Company may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If the Company fails to obtain necessary licenses or other rights, or if these licenses are costly, its operating results may suffer either from reductions in revenues through the Company's inability to serve customers or from increases in costs to license third-party technologies.

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

21. THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES, WHICH COULD RESULT IN DILUTION TO ITS STOCKHOLDERS, OR OPERATIONAL OR INTEGRATION DIFFICULTIESWHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

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

Item 2- Unregistered Sales of Equity Securities and use of Proceeds

In March 2006 the Company secured a $1.75 million debt financing with Laurus Master Fund, Ltd. With warrants, which debt amortizes based on a five year amortization period and carries an annual interest rate of 10%. The involved warrants were issued pursuant to exemption from registration under the Securities Act of 1933 as amended as allowed under Section 4(2) thereof and the stock underlying the warrants is by the terms of the financing to be sought registration under the Act by the Company.







Item 5- Other Information

The Company has increased its authorized stock to a total of 15,000,000 shares, 14,000,000 of those being Common Stock and the balance of 1,000,000 shares being Preferred Stock, such Preferred Stock being further designated as 100,000 Class A Preferred and 900,000 Class B Preferred with 500,000 of such Class B Preferred continuing to be designated as Series A Class B Preferred and 250,000 of such Class B Preferred continuing to be designated as Series B of Class B Preferred. The balance sheet of the Company presented in this report reflects such increase authorized although such became effective after the end of the first quarter.





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



(2)      There was one report on 8-K for the relevant period.  On March 30, 2006
         the   Company   reported   its  2005   year  end   financial   results.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Synergy Brands, Inc.




                                          /s/ Mair Faibish
                                          ---------------------------


Date:   May 15, 2006


-----------------------
By:  Mair Faibish
Chief Executive Officer


                                          /s/  Mitchell Gerstein
                                          ---------------------------

Date:  May 15, 2006

-----------------------
By:  Mitchell Gerstein
Chief Financial Officer

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

(a) All significant deficiencies and material weaknesses we find in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   May 15, 2006

/s/ Mair Faibish
-------------------------------------
Mair Faibish, Chief Executive Officer

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

(a) All significant deficiencies and material weaknesses we find in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 15, 2006


/s/ Mitchell Gerstein
------------------------------------------
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2006 (the Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 15, 2006


/s/ Mair Faibish
-------------------------------------
Mair Faibish, Chief Executive Officer

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2006 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 15, 2006


/s/ Mitchell Gerstein
------------------------------------------
Mitchell Gerstein, Chief Financial Officer