Form 10-Q
period 2006-06-30
SYNERGY BRANDS INC
filed 2006-08-14
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2006.

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

Large Accelerated Filer [  ] Accelerated Filer [  ]  Non-Accelerated Filer [ x ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                  [  ] YES         [ x ]  NO

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 7, 2006 there were 5,078,940 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                                  JUNE 30, 2006

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                               Page
   Item 1:  Financial Statements

   Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and
   December 31, 2005                                                         2-3

   Consolidated Statements of Operations for the six
   months ended June 30, 2006 and 2005 (Unaudited)                             4

   Consolidated Statements of Operations for the three months ended
   June 30, 2006 and 2005 (Unaudited)                                          5

   Consolidated Statements of Cash Flows for the six months
   ended June 30, 2006 and 2005 (Unaudited)                                  6-7

   Notes to Consolidated Financial Statements (Unaudited)                   8-13

   Item 2:  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           14-31

   Item 4:  Control and Procedures                                            32

PART II: OTHER INFORMATION

    Item 1A: Risk Factors                                                  33-46

    Item 4: Submission of Matters to Vote of Security Holders                 47

    Item 6: Exhibits and Reports on Form 8-K                                  47

    SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005



ASSETS                                                                                June 30, 2006           DECEMBER 31, 2005
                                                                                        (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                                 $2,109,573          $263,554
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 for both periods                                                                  8,391,374         7,494,324
    Other receivables                                                                          2,306,315         1,848,369
    Note Receivable - current                                                                    293,774           287,967
    Inventory                                                                                  3,075,801         1,909,315
    Prepaid assets and other current assets                                                      445,619           398,426
                                                                                          --------------      ------------
          Total Current Assets                                                                16,622,456        12,201,955

Property and Equipment, Net                                                                      325,506           356,014

Other Assets                                                                                     869,357           802,887

Notes Receivable                                                                               2,555,086         2,691,439

Intangible Assets, net of accumulated amortization of $ 2,588,144 and $2,518,946                 716,848           786,046

Goodwill                                                                                         514,297           514,297
                                                                                          --------------      ------------
Total Assets                                                                                 $21,603,550       $17,352,638
                                                                                          ==============      ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005



LIABILITIES AND STOCKHOLDERS' EQUITY                                                             June 30, 2006    December 31, 2005
                                                                                                  (Unaudited)
Current Liabilities:
    Line-of-Credit                                                                                    $4,902,387      $4,033,242
    Notes Payable - Current                                                                            3,127,950       1,645,531
    Accounts Payable and Accrued Expenses                                                              3,779,480       1,883,591
    Related Party Note Payable                                                                           116,554          61,882
    Deferred income                                                                                      326,417         127,000
                                                                                                  --------------   -------------
         Total Current Liabilities                                                                    12,252,788       7,751,246

Notes Payable                                                                                          2,421,099       2,668,691

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share                                                      100             100
Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                              -               -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
330,000 issued and outstanding; liquidation preference of $10.00 per share                                   330             330
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, 80,000 shares issued
and outstanding; liquidation preference of $10.00 per share                                                   80              80
Common stock - $.001 par value;14,000,000 shares authorized;
4,828,940 and 4,457,530 shares issued                                                                      4,829           4,458
Additional paid-in capital                                                                            46,542,498      45,918,817
Deficit                                                                                              (39,604,834)    (38,910,484)
Unearned compensation                                                                                          -         (67,260)
Accumulated other comprehensive loss                                                                      (8,340)         (8,340)
Less treasury stock, at cost, 1,000 shares                                                                (5,000)         (5,000)
                                                                                                  --------------   -------------
Total stockholders' equity                                                                             6,929,663       6,932,701
                                                                                                  --------------   -------------
Total Liabilities and Stockholders' Equity                                                           $21,603,550    $ 17,352,638
                                                                                                  ==============   =============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)


                                                          2006                      2005

Net Sales                                              $31,550,860             $  30,824,844

Cost of Sales
     Cost of product                                    28,634,789                28,338,802
     Shipping and handling costs                           533,804                   498,268
                                                      ------------              ------------
                                                        29,168,593                28,837,070
                                                      ------------              ------------

   Gross Profit                                          2,382,267                 1,987,774
                                                      ------------              ------------
Operating expenses
   Selling, general and Administrative Expenses          2,179,608                 1,843,663
   Depreciation and amortization                           206,806                   247,422
                                                      ------------              ------------
                                                         2,386,414                 2,091,085
                                                      ------------              ------------
Operating Profit (loss)                                     (4,147)                 (103,311)
                                                      ------------              ------------
Other Income (expense)
  Interest Income                                           75,401                    43,292
 Other Income (expense)                                     (5,943)                   (7,237)
 Equity in earnings of investee                            104,416                    58,431
  Interest and financing expense                          (825,909)                 (746,412)
                                                      ------------              ------------
                                                          (652,035)                 (651,926)
                                                      ------------              ------------

     Loss before income taxes                             (656,182)                 (755,237)

Income tax expense                                          38,168                    69,280
                                                      ------------              ------------
NET LOSS                                                  (694,350)                 (824,517)

Dividend-Preferred Stock                                  (180,500)                 (148,500)
                                                      ------------              ------------
Net loss attributable to Common Stockholders            $ (874,850)               $ (973,017)
                                                      ============              ============
Basic and diluted net loss per common share:               $ (0.19)                  $ (0.29)
                                                      ============              ============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                             2006                      2005

Net Sales                                                $  16,180,183             $  15,890,490
                                                         -------------             -------------
Cost of Sales
     Cost of product                                        14,728,374                14,467,321
     Shipping and handling costs                               271,829                   240,595
                                                         -------------             -------------
                                                            15,000,203                14,707,916
                                                         -------------             -------------

   Gross Profit                                              1,179,980                 1,182,574

Operating expenses
   Selling, general and Administrative Expenses              1,089,181                   928,032
   Depreciation and amortization                               103,296                   122,819
                                                         -------------             -------------
                                                             1,192,477                 1,050,851
                                                         -------------             -------------
Operating Profit (loss)                                        (12,497)                  131,723
                                                         -------------             -------------
Other Income (expense)
  Interest Income                                               38,231                    21,211
 Other Income (expense)                                         (5,288)                   (1,932)
 Equity in earnings of investee                                 88,951                    46,616
  Interest and financing expense                              (424,961)                 (390,101)
                                                         -------------             -------------
                                                              (303,067)                 (324,206)
                                                         -------------             -------------

     Loss before income taxes                                 (315,564)                 (192,483)

Income tax expense                                                 100                    14,137
                                                         -------------             -------------
NET LOSS                                                      (315,664)                 (206,620)

Dividend-Preferred Stock                                       (90,250)                  (74,250)
                                                         -------------             -------------
Net loss attributable to Common Stockholders                $ (405,914)               $ (280,870)
                                                         =============             =============
Basic and diluted net loss per common share:                   $ (0.09)                  $ (0.08)
                                                         =============             =============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                                  2006                     2005
                                                                              -----------           --------------
   Cash Flows From Operating Activities:
   Net loss                                                                 $    (694,350)          $    (824,517)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and Amortization                                               206,806                 247,422
      Amortization of financing cost                                               22,159                  28,633
      Equity in earnings of investee                                             (104,416)                (58,431)
      Operating expenses paid with common stock                                   109,765                   9,525
      Changes in Operating Assets and Liabilities:
      Net (increase) decrease in:
      Accounts receivable and other receivables                                (1,354,996)               (320,663)
      Inventory                                                                (1,166,486)               (250,881)
      Prepaid assets, related party note receivable and other assets                7,488                (358,135)
   Net increase (decrease) in:
      Accounts payable, related party note payable, accrued
      expenses and other current liabilities                                    2,015,104                (704,791)
      Deferred Income                                                             182,874                       -
                                                                              -----------           --------------
        Net cash used in operating activities                                     776,052               (2,231,838)
                                                                              -----------           --------------
   Cash Flows From Investing Activities
   Purchase of fixed assets                                                       (10,674)                 (93,372)
   Payments received on notes receivable                                          151,541                  140,209
   Issuance of notes receivable                                                   (20,995)                 (12,100)
   Payment of security deposit                                                          -                  (20,000)
   Investee dividend received                                                      28,800                   28,800
                                                                              -----------           --------------
          Net cash provided by investing activities                               148,672                   43,537
                                                                              -----------           --------------

   Cash Flows From Financing Activities
   Borrowings under line of credit                                             20,350,190               20,441,420
   Repayments under line of credit                                            (19,408,345)             (19,695,317)
   Proceeds from the issuance of notes payable                                  2,230,069                2,335,000
   Repayments of notes payable                                                   (724,000)                       -
   Payment of dividends                                                          (180,500)                (148,500)
   Payment of financing costs                                                     (20,020)                 (73,403)
   Proceeds from issuance of common stock                                         226,005                        -
                                                                              -----------           --------------
   Net cash provided by financing activities                                    2,473,399                2,859,200
                                                                              -----------           --------------
   Net increase in cash                                                         1,846,019                  670,899

   Cash and cash equivalents, beginning of period                                 263,554                  945.806
                                                                              -----------           --------------
   Cash and cash equivalents, end of period                                   $ 2,109,573            $   1,616,705
                                                                              ===========           ==============


         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                      2006            2005
                                                                  -----------    ------------


Supplemental disclosure of cash flow information:

Cash paid for interest                                               $555,337      $497,869
                                                                  ===========     ===========
Cash paid for income taxes                                           $ 38,068          69,280
                                                                  ===========     ===========
Supplement disclosures of
  non-cash operating, investing and financing activities:

Common Stock issued with debt financing                              -              $  63,500
                                                                  ===========     ===========
Common Stock issued with debt conversions                         $   72,700        $ 968,854
                                                                  ===========     ===========
Common Stock issued for services                                  $  109,765        $   9,525
                                                                  ===========     ===========


         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2006 and 2005

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the six months ended June 30, 2006 and 2005, the consolidated statement of operations for the three months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for six months ended June 30, 2006 and 2005, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Company. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the respective full years.

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

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $101,000 and $31,000 for the six months ended June 30, 2006 and 2005, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2006 and 2005

NOTE D - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor". The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the six months ended June 30, 2006, the Company recognized approximately $ 425,000 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from a manufacturer, included in other receivables in the accompanying consolidated balance sheet aggregated $2,202,752 and $1,730,806 at June 30, 2006 and December 31, 2005.

NOTE E - INVENTORY

Inventory, consisting of goods held for sale, as of June 30, 2006 consisted of the following:

Grocery, health and beauty products                                  $2,616,773

General Merchandise                                                     459,028
                                                                    -----------
                                                                     $3,075,801
                                                                    ===========

NOTE F - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company is obligated to issue 50,000 shares of common stock, which vested through April 1, 2006 to the note holder. As the value of the shares was less than $200,000 at April 1, 2006, the Company is obligated to pay the difference in cash or additional shares. The value of the shares ($200,000) was treated as a reduction of the sales price. The Company does not anticipate selling selected products to this customer base in the future. The balance of the note receivable at June 30, 2006 was $ 1,780,760.

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

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2006 and 2005

NOTE G - INVESTMENT

The Company holds a 22.0% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $104,416 and $58,431 during the six months ended June 30, 2006 and June 30, 2005, respectively. At June 30, 2006, the investment in ITT is $439,956 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the six months ended June 30, 2006 and 2005 is as follows:

                                            2006                     2005

    Revenues                              $15,959,000          $ 6,916,000
    Total expenses                        (15,292,000)          (6,518,000)
    Other income                              207,000              118,000

    Income before income taxes               874,000               516,000
    Income tax expense                      (369,000)             (176,000)
                                         -------------         ------------
    Net income                            $  505,000           $   340,000
                                        ==============        =============

NOTE H - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in July 2006, allow for the borrowing of up to $6,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. As amended, the agreement extends through December 31, 2006. The Company is seeking to refinance its secured financing needs through other Asset Based Lenders. There is no assurance that the Company will be successful and it may need to continue to incur high financing costs. Interest accrues on outstanding borrowings at the greater of
(i) 5% per annum in excess of the prime rate or (ii) 10.50% per annum. At June 30, 2006, the interest rate on outstanding borrowings was 13.25%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general inatangibles. In addition 271,086 shares of the Company's common stock remain as collateral on the outstanding borrowings. During the six months of 2006, the Lender converted $ 72,700 of outstanding debt into 41,200 shares of common stock. In 2005 the Lender converted $1,003,000 of outstanding debt into 427,532 shares of common stock.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2006 and 2005

NOTE H Continued

In 2004, the Company received $490,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. The Company repaid $100,000 of this debt in 2004. In March 2005, the Company converted $525,000 of this outstanding debt into 150,000 shares of common stock. At June 30, 2006, the outstanding balance was $375,000.

In 2005, the Company received $600,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. The Company repaid $183,333 of this debt at June 30, 2006. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date. At June 30, 2006, the outstanding balance was $316,667.

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000. Borrowing under the note bears interest at prime (8.25% at June 30, 2006). The Company is not required to repay any principal until the maturity date of the note, September 1, 2006. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at June 30, 2006 were $999,100.

On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. The Company repaid $116,667 of this debt at June 30, 2006. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. At June 30, 2005 the Company recorded a charge of $18,000 as prepaid expense for the fair value of the warrants, and this amount is being amortized over the life of the note. At June 30, 2006, the outstanding balance was $383,333.

In July 2006 the conversion price of an aggregate of $100,000 of the Laurus debt of January 2005 and June 2005 was reduced from $1.75 to $1.00. The underlying debt was converted in July 2006.

On March 14, 2006 the Company closed a $1.75 million junior secured five year loan with an existing lender bearing a fixed interest rate of 10%. Payments will be made at a rate of $32,000 per month starting October 1, 2006. The lender was issued a warrant to acquire 270,000 shares of the Company's common stock valued at $362,000. The relative fair value of the warrant of $362,000 is being charged to operations as additional interest over the term of the loan.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2006 and 2005

NOTE I - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2006, the Company converted $72,700 of debt of IIG into 41,200 shares of common stock (see Note H).

During the six months ended June 30, 2006, the Company issued 105,910 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $ 109,765. In March 2006, the Company issued 30,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated February 26, 2003. During the six months ended June 30, 2006, the Company issued 194,300 shares of common stock in connection with the sale of securities and the satisfaction of certain obligations.

Effective January 2006, the Company cancelled options to acquire 300,000 shares of common stock held by employees. There are no options outstanding with employees at June 30, 2006.

Subsequent to June 30, 2006 the Company issued approximately 250,000 shares of common stock. The shares issued included 100,000 issued upon the conversion of Laurus notes (see Note H) and 100,000 issued to satisfy an obligation to a third party (see Note F).

NOTE J - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                     Six Months Ended June 30, 2006 and 2005


                                              Proset         PHS Group           B2C           Corporate           Total
       Revenue from external     2006   $     993,026    $   29,640,533    $   917,301     $      -          $ 31,550,860
        customers                2005   $     726,907    $   29,180,328    $   917,609     $      -          $ 30,824,844


Net Income (loss) attributable   2006   $    ( 58,933)   $      371,727    $  (170,624)    $ (1,017,020)     $   (874,850)
to common Stockholders           2005   $    (231,714)   $        9,000    $  (203,880)    $   (546,423)     $   (973,017)

Interest & Finance               2006   $      45,077    $      547,557    $     -         $     233,275     $    825,909
Expenses                         2005   $      33,384    $      637,060    $     -         $      75,968     $    746,412

Depreciation &                   2006   $      49,752    $        6,172    $    78,228     $      72,654     $    206,806
amortizaiton                     2006   $      91,710    $        5,868    $    77,212     $      72,632     $    247,422

Identifiable assets are as follows:
   June 30, 2006                        $   1,519,791    $   14,337,356    $ 1,739,541     $   4,006,862     $ 21,603,550

   December 31, 2005                    $   1,392,551    $   10,056,544    $ 1,715,940     $   4,187,603     $ 17,352,638



                    Three Months Ended June 30, 2006 and 2005


                                           Proset           PHS Group             B2C            Corporate             Total


       Revenue from external      2006     $   500,504       $  15,153,530     $  526,149      $      -         $ 16,180,183
       customers                  2005     $   550,516       $  14,801,499     $  538,475      $      -         $15,890,490

Net Income (loss) attributable    2006     $  ( 55,519)      $     278,128     $  (25,175)     $  (603,348)     $   (405,914)
to common Stockholders            2005     $  (107,289)      $     113,489     $  (62,184)     $  (224,886)     $   (280,870)

Interest & Finance                2006     $    22,526       $     254,424     $     -         $   148,011      $     424,961
Expenses                          2005     $    17,255       $     336,426     $     -         $   36,420       $     390,101

Depreciation &                    2006     $    24,876       $       2,968     $   39,114      $   36,338       $     103,296
amortization                      2005     $    45,855       $       2,934     $   37,714      $   36,316       $     122,819


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2006 and 2005

NOTE K - NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options, warrants and convertible debt and equity securities of 1,410,787 and 1,310,916 for the six months ended June 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                                                      Six Months ended June 30,

                                                     2006              2005
                                                  -----------    -------------
    Net loss applicable to common stock           $ (874,850)     $ (973,017)
                                                  ===========    =============
    Weighted-average number of shares in basic     4,668,406       3,454,150
     and diluted EPS                              ===========    =============

                                                    Three Months ended June 30,

                                                    2006               2005
                                                  -----------    -------------
    Net loss applicable to common stock          $ (405,914)     $ (280,870)
                                                  ===========    =============
    Weighted-average number of shares in basic    4,772,009       3,604,663
     and diluted EPS                              ===========    =============

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments- An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded deriviative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative insturments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after Septmber 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have material effect on our consolidated financial statements.

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

     o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet. (www.beautybuys.com)

     o The  Company's  B2C  websites  also  expect to generate  revenue  through
     affiliates   and   partnership   agreements   such  as   www.overstock.com,
     www.google.com and paid links.

                     CONSOLIDATED RESULTS OF OPERATIONS FOR
                       THE SIX MONTHS ENDED JUNE 30, 2006
               AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.



                                                      OPERATING          %           OPERATING AND           %
                                                       SEGMENTS        Change      CORPORATE SEGMENTS      Change

SIX MONTHS ENDED 6/30/06
Revenue                                                  $31,550,860      2.36%             $ 31,550,860      2.36%
Gross Profit                                               2,382,267     19.85%                2,382,267     19.85%
SG&A (excluding depreciation and amortization)             1,506,869     -3.05%                2,179,608     18.22%
Operating Profit (loss)                                      741,246    186.58%                   (4,147)   -95.99%
Net profit (loss) attributable to
 common stockholders                                         142,170    133.33%                 (874,850)   -10.09%
Net profit (loss) per common  share                             0.03                               (0.19)
Interest and financing expenses                              592,634    -11.61%                  825,909     10.65%
SIX MONTHS ENDED 6/30/05
Revenue                                                  $30,824,844                        $ 30,824,844
Gross Profit                                               1,987,774                           1,987,774
SG&A (excluding depreciation and amortization)             1,554,328                           1,843,663
Operating Profit (loss)                                      258,656                            (103,311)
Net loss attributable to
 common stockholders                                        (426,594)                           (973,017)
Net loss per common  share                                     (0.12)                              (0.29)
Interest and financing expenses                              670,444                             746,412


Synergy Brands

     Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

     Revenues increased by 2% to $31,550,860 for the six months ended June 30, 2006, as compared to $30,824,844 for the six months ended June 30, 2005. The largest percentage increase was in Proset's Operation. The increase was due in large part to sales of designer luxury goods, which were imported from Europe.

     The Company reduced its promotional markdowns which resulted in flat to marginally higher revenues, while creating a desirable increase in operating profit. Even though the Company was able to grow revenue by only 2%, gross profit increased by 20% and the Company nearly attained an operating profit as compared to a $103,311 operating loss at June 30, 2005.

     Selling General and Administrative expenses (SGA) increased by 18% to $2,179,608 for the six months ended June 30, 2006 as compared to $1,843,663 for the six months ended June 30, 2005. The increase of SG&A was marginal as compared to increased sales as well as an increase in corporate regulatory costs on a corporate level. SG&A expense for PHS Group remained flat at $1,023,717 for the six months ended June 30, 2006 as compared to $1,030,440 for the six months ended June 30, 2005. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

     The net loss attributable to Common Stockholders of the Company was $874,850 for the six months ended June 30, 2006 as compared to $973,017 for the six months ended June 30, 2005. Interest and financing costs represents 94% of the total loss. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the six months ended June 30, 2006 totaled $672,739, which include legal, accounting and regulatory expenses as compared to $289,335 for the six months ended June 30, 2005.

Below is a summary of the results of operation by segment:

PHS Group: (B2B Operations)

     Synergy's Grocery operation improved its operation through an expansion of its Metro NY wholesale operation. Sales improved by 2% to $29.6 million and operating profit increased by 41% to $922,000 for the six month period ended
June 30, 2006 as compared to such same period ended June 30, 2005. PHS represented 94% of the Company's overall revenues and provides the most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its Metro NY, operations and increase its international sales to Canada and the Caribbean.

B2C operations. (Gran Reserve Corporation supra GRC)

     B2C operations consist of www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com; retail store operation in Miami and online partnership programs such as www.Overstock.com and www.Google.com. The operation has relocated to a 6,000 square foot facility in Miami Lakes, Florida, which handles administration, and order flow for the operation. Sales remained flat at $917,301 while operating loss decreased by 15% to $167,727. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2006-2007. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2006-2007. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may shift the Cigar business to be a complete destination business as opposed to a leisurely activity.

Proset operations

     In the first quarter of 2006, the Company secured direct contacts in Europe for Luxury Goods and secured Costco and other customers for the distribution of these goods. These goods include some of the most respected producers for Bags, wallets, briefcases, and eyewear in Europe. Management expects that
Proset-operating results should significantly improve in FY 2006-2007. Furthermore, Proset-operating structure has been integrated into PHS Group, thus allowing for logistics to be integrated into PHS operations. The flow of luxury goods has materialized in the first quarter of 2006 and Costco and Amazon have received numerous deliveries.

Corporate Expenses:

     The Company's allocation to corporate expenses was increased by 132% to $672,739 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Corporate expenses represent 31% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $2.2 million in the first six months of 2006. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                       PHS Group          CHANGE
SIX MONTHS ENDED 6/30/06
Revenue                                     29,640,533         1.58%
Gross Profit                                 1,952,028        15.48%
SG&A                                         1,023,717        -0.65%
Operating Profit (loss)                        922,139        40.98%
Net Profit(loss)                               371,727      4030.30%
Interest and financing expenses                547,557       -14.05%

SIX MONTHS ENDED 6/30/05
Revenue                                     29,180,328
Gross Profit                                 1,690,398
SG&A                                         1,030,440
Operating Profit (loss)                        654,090
Net Profit(loss)                                 9,000
Interest and financing expenses                637,060

     PHS increased its revenues by 2% to $29.6 million for six months ended June 30, 2006 as compared to $29.2 million for the six months ended June 30, 2005. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada, increase of its Domestic Wholesale business and expansion into the Dominican Republic. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 5.8% to 6.6%. PHS has been able to maintain its sales and customer base while increasing gross profit by 15%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufactures promotion to achieve its targeted results. Net profit was $371,727 for the six months ended June 30, 2006 as compared to a profit of $9,000 for the six months ended June 30, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                  Salon
SIX MONTHS ENDED 6/30/06                         products             CHANGE
Revenue                                           993,026           36.61%
Gross Profit                                      159,773          427.41%
SG&A                                              123,187           -9.50%
Operating Profit(loss)                            (13,166)         -93.33%
Net loss                                          (58,933)         -74.57%
Interest and financing expenses                    45,077           35.03%
SIX MONTHS ENDED SIX 6/30/05
Revenue                                           726,907
Gross Profit                                       30,294
SG&A                                              136,114
Operating Profit(loss)                           (197,530)
Net Profit(loss)                                 (231,714)
Interest and financing expenses                    33,384

     Proset revenues increased by 37% to $993,026 for the six months ended June 30, 2006 as compared to $726,907 the six months ended June 30, 2005. SG&A decreased by 10% to $123,187 for the six months ended June 30, 2006 as compared to $136,114 for the six months ended June 30, 2005. Net loss improved from a loss of $231,714 for the six months ended June 30, 2005, to a loss of $58,933 for the six months ended June 30, 2006. The increase in revenue was in a large part due to an increase in sales of designer luxury goods, which was imported from Europe and sold to Costco. Proset is continuing to secure a supply chain of designer luxury goods and plans to merchandise such items with the consent of the manufactures to targeted retailers in the United States and Canada. Proset plans to continue to distribute salon products as merchandise becomes available. Proset hopes it can start to distribute its newly acquired line of salon products from Italy under the NYCE logo at the end of the third quarter of 2006.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                      B2C            CHANGE
SIX MONTHS ENDED 6/30/06
Revenue                                   917,301        -0.03%
Gross Profit                              270,466         1.27%
SG&A                                      359,965        -7.17%
Operating Profit(loss)                   (167,727)      -15.25%
Net loss                                 (170,624)      -16.31%

SIX MONTHS ENDED 6/30/05
Revenue                                   917,609
Gross Profit                              267,082
SG&A                                      387,774
Operating Profit(loss)                   (197,904)
Net Profit(loss)                         (203,880)

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

     Cigars Around the World (CAW), a wholly owned subsidiary of Synergy Brands, Inc., officially opened its first retail outlet and cigar club in Miami Lakes, Florida, on March 4, 2006. The 6,000 square-foot facility, located at 15804 57th Ave, in Miami Lakes features more than 1,000 unique cigars that include brand name, hand made premium cigars as well as Gran Reserve Corp's (GRC) proprietary brands as well as Cigar Accessories. The entire facility is temperature and humidity controlled so all the Cigars can be viewed in a total store experience. In addition, the store houses a Cigar Lounge with Free satellite TV and Free Wireless Internet which will enhance the customer's Cigar smoking and shopping experience. CAW expects to use its facility for Radio remotes for special events, seminars on upcoming news in the Cigar world, and other organized events for its members.

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

     Events included a Father's Day celebration in the lounge of Cigars Around the World similar to the grand opening. CAW plans NFL weekends as the football season starts, Holiday promotions and a Super Bowl event next year. Based upon this model, CAW is exploring other retail opportunities to expand this concept.

     The store's grand opening celebration received coverage by local media including WSVN-TV, FOX; WPLG-TV, ABC; WAXY-AM, 790 The Ticket; the Miami Herald; the Miami Laker; and the Miami New Times.

     Revenues in the Company's B2C operation remained flat for the six months ended June 30, 2006 at $917,301 as compared to $917,609 for the six months ended June 30, 2005. CAW on a current operating basis represents approximately 57% of B2C revenues for the six months ended June 30, 2006. Gross profit for the six months ended June 30, 2006 increased by 1% to $270,466 as compared to $267,082 for the six months ended June 30, 2005.

                     CONSOLIDATED RESULTS OF OPERATIONS FOR
                      THE THREE MONTHS ENDED JUNE 30, 2006
              AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.




                                                     OPERATING           %           OPERATING AND           %
                                                     SEGMENTS         Change      CORPORATE SEGMENTS      Change

THREE MONTHS ENDED 6/30/06
Revenue                                                 $16,180,183       1.82%            $ 16,180,183       1.82%
Gross Profit                                              1,179,980      -0.22%               1,179,980      -0.22%
SG&A (excluding depreciation and amortization)              633,251     -19.96%               1,089,181      17.36%
Operating Profit (loss)                                     479,771      57.33%                 (12,497)   -109.49%
Net profit (loss) attributable to
 common stockholders                                        197,434     452.66%                (405,914)     44.52%
Net  profit (loss) per common  share                           0.04                               (0.09)
Interest and financing expenses                             276,950     -21.69%                 424,961       8.94%

THREE MONTHS ENDED 6/30/05
Revenue                                                 $15,890,490                        $ 15,890,490
Gross Profit                                              1,182,574                           1,182,574
SG&A (excluding depreciation and amortization)              791,123                             928,032
Operating Profit (loss)                                     304,948                             131,723
Net loss attributable to
 common stockholders                                        (55,984)                           (280,870)
Net loss per common  share                                    (0.01)                              (0.08)
Interest and financing expenses                             353,681                             390,101


Synergy Brands

     Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

     Revenues increased by 2% to $16,180,183 for the three months ended June 30, 2006, as compared to $15,890,490 for the three months ended June 30, 2005. The largest percentage increase was in PHS Group's operation.

     The Company reduced its promotional markdowns which resulted in flat to marginally higher revenues, while creating a desirable increase in operating profit.

     Selling General and Administrative expenses (SGA) increased by 17% to $1,089,181 for the three months ended June 30, 2006 as compared to $928,032 for the three months ended June 30, 2005. The increase of SG&A was marginal as compared to increased sales as well as an increase in corporate regulatory costs on a corporate level. The largest subsidiary of the Company, PHS Group, decreased its SGA expenses by 13% to $452,526 for the three months ended June 30, 2006 as compared to $520,529 for the three months ended June 30, 2005. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

     The net loss attributable to Common Stockholders of the Company was $405,914 for the three months ended June 30, 2006 as compared to $280,870 for the three months ended June 30, 2005. Interest and financing costs represents 105% of the total loss. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended June 30, 2006 totaled $455,930, which include legal, accounting and regulatory expenses as compared to $136,909 for the three months ended June 30, 2005.

Below is a summary of the results of operation by segment:

PHS Group: (B2B Operations)

     Synergy's Grocery operation improved its operation through an expansion of its Metro NY wholesale operation. Sales improved by 2% to $15.2 million and operating profit increased by 17% to $535,000 for the three month period ended June 30, 2006 as compared to same such period ended June 30, 2005. PHS represented 94% of the Company's overall revenues and provides the most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its Metro NY, operations and increase its international sales to Canada and the Caribbean.

B2C operations. (Gran Reserve Corporation supra GRC)

     B2C operations consist of www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com; retail store operation in Miami and online partnership programs such as www.Overstock.com and www.Google.com. The operation has relocated to a 6,000 square foot facility in Miami Lakes Florida, which handles administration, and order flow for the operation. Sales decreased by 2% to $526,149 while operating loss decreased by 63% to $22,251. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2006-2007. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2006-2007. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may shift the Cigar business to be a complete destination business as opposed to a leisurely activity.

Proset operations

     In 2006, the Company secured direct contacts in Europe for Luxury Goods and secured Costco and other customers for the distribution of these goods. These goods include some of the most respected producers for Bags, wallets, briefcases, and eyewear in Europe. Management expects that Proset-operating results should significantly improve in FY 2006-2007. Furthermore, Proset-operating structure has been integrated into PHS Group, thus allowing for logistics to be integrated into PHS operations. The flow of luxury goods has materialized in the first quarter and Costco has already received numerous deliveries.

Corporate Expenses:

     The Company's allocation to corporate expenses was increased by 233% to $455,930 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Corporate expenses represent 42% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $1.1 million in the second quarter of 2006.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                             PHS Group          CHANGE
THREE MONTHS ENDED 6/30/06
Revenue                                       15,153,530         2.38%
Gross Profit                                     990,509         1.18%
SG&A                                             452,526       -13.06%
Operating Profit (loss)                          535,015        17.46%
Net Profit(loss)                                 278,128       145.07%
Interest and financing expenses                  254,424        -24.37

THREE MONTHS ENDED 6/30/05
Revenue                                       14,801,499
Gross Profit                                     978,931
SG&A                                             520,529
Operating Profit (loss)                          455,468
Net Profit(loss)                                 113,489
Interest and financing expenses                  336,426

     PHS increased its revenues by 2% to $15.2 million for three months ended June 30, 2006 as compared to $14.8 million for the three months ended June 30, 2005. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada, increase of its Domestic Wholesale business and expansion into the Dominican Republic. The overall gross profit percentage was 6.5% for the three months ended June 30, 2006. PHS has been able to maintain its sales and customer base while increasing gross profit by 1%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufactures promotion to achieve its targeted results. Net profit was $278,128 for the three months ended June 30, 2006 as compared to a profit of $113,489 for the three months ended June 30, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                             Salon
THREE MONTHS ENDED 6/30/06                   products             CHANGE

Revenue                                        500,504           -9.08%
Gross Profit                                    31,857           13.39%
SG&A                                            39,974          -44.66%
Operating Profit(loss)                         (32,993)         -63.34%
Net loss                                       (55,519)         -48.25%
Interest and financing expenses                 22,526           30.55%

THREE MONTHS ENDED SIX 6/30/05
Revenue                                        550,516
Gross Profit                                    28,094
SG&A                                            72,228
Operating Profit(loss)                         (89,989)
Net Profit(loss)                              (107,289)
Interest and financing expenses                 17,255

     Proset revenues decreased by 9% to $500,504 for the three months ended June 30, 2006 as compared to $550,516 the three months ended June 30, 2005. SG&A decreased by 45% to $39,974 for the three months ended June 30, 2006 as compared to $72,228 for the three months ended June 30, 2005. Net loss improved from a loss of $107,289 for the three months ended June 30, 2005, to a loss of $55,519 for the three months ended June 30, 2006. Proset is continuing to secure a supply chain of designer luxury goods and plans to merchandise such items with the consent of the manufactures to targeted retailers in the United States and Canada. Proset plans to continue to distribute salon products as merchandise becomes available. Proset hopes it can start to distribute its newly acquired line of salon products from Italy under the NYCE logo at the end of the third quarter of 2006.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                       B2C            CHANGE
THREE MONTHS ENDED 6/30/06
Revenue                                    526,149        -2.29%
Gross Profit                               157,614       -10.22%
SG&A                                       140,751       -29.04%
Operating Profit(loss)                     (22,251)      -63.24%
Net loss                                   (25,175)      -59.52%

THREE MONTHS ENDED 6/30/05
Revenue                                    538,475
Gross Profit                               175,549
SG&A                                       198,366
Operating Profit(loss)                     (60,531)
Net Profit(loss)                           (62,184)


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

     Cigars Around the World (CAW), a wholly owned subsidiary of Synergy Brands, Inc., officially opened its first retail outlet and cigar club in Miami Lakes Florida, on March 4, 2006. The 6,000 square-foot facility, located at 15804 57th Ave, in Miami Lakes features more than 1,000 unique cigars that include brand name, hand made premium cigars as well as Gran Reserve Corp's (GRC) proprietary brands as well as Cigar Accessories. The entire facility is temperature and humidity controlled so all the Cigars can be viewed in a total store experience. In addition, the store houses a Cigar Lounge with Free satellite TV and Free Wireless Internet which will enhance the customer's Cigar smoking and shopping experience. CAW expects to use its facility for Radio remotes for special events, seminars on upcoming news in the Cigar world, and other organized events for its members.

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

     Revenues in the Company's B2C operation for the three months ended June 30, 2006 decreased by 2% to $526,149 as compared to $538,475 for the three months ended June 30, 2005. CAW on a current operating basis represents approximately 58% of B2C revenues for the three months ended June 30, 2006. Gross profit for the three months ended June 30, 2006 decreased by 10% to $157,614 as compared to $175,549 for the three months ended June 30, 2005.

                        LIQUIDITY AND CAPITAL RESOURCES

June 30,                                       2006           2005

Working Capital                              $ 4,369,668     $ 3,684,557
Assets                                        21,603,550      18,261,630
Liabilities                                   14,673,887      11,505,957
Equity                                         6,929,663       6,755,673
Line of Credit Facility                        4,902,387       5,515,213
Receivable turnover (days)                            49              44
Inventory Turnover (days)                             19              12
Net cash used in operating activies             (776,052)     (2,231,838)
Net cash provided by investing activites         148,672          43,537
Net cash provided by financing activites       2,473,399       2,859,200

Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, financing costs and operating expenses. The cash flow realized from the Company's gross profit was sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support its receivables and inventory. As a result financing costs are incurred. The Company was not able to support its financing costs solely from operations and relied on equity and debt financing to bridge the gap. The Company generated a net loss attributable to Common Shareholders of approximately $875,000. Financing costs totaled $826,000. Reductions in financing expenses through equity conversions or debt repayments through operating or capital transactions would be beneficial to the Company's performance.

Although the Company improved its cash flow from operating activities by $1.4 million, it needed to secure funds from financing activities to cover its financing expenses. The Company financed its operating activities by issuing $1.75 million in 10% notes in the first quarter of 2006.

The Company's working capital improved by $685,000 to $4.4 million due to a $613,000 reduction in the Company's lines of credit. Receivables increased by $1.0 million due to revenue increases and vendor rebates.

The Company acquired sufficient capital to cover its operating expenses and had unused availability of $325,000 under its line of credit. In July 2006 the Company increased its line of credit allowing for the borrowings of up to $6,000,000. The Company believes that it has sufficient availability under its line of credit and an ability to raise sufficient capital to cover its operating losses. However, the goal of the Company is to generate an operating profit.

The capital resources available to the Company consist of $7.0 million in lines of Credit, $5.2 million in long-term notes and $4 million in Preferred Stock. The Company's objective is to reduce its notes through the issuance of equity and cash flow as well as refinancing its current obligations with lower rates. However there is no assurance that the Company would be able to achieve its objectives. Achieving these goals and objectives is material to the Company's success.

The Company's liquidity relies on the turnover of it inventory and accounts receivables. The Company turns its receivable on average approximately every 49 days and the Company turns its overall inventory on average approximately every 19 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, nearly 53% of the Company's assets consist of trade receivables and inventory. Management believes the Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands.

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

Expected interest payments on notes payable for the period ended June 30, are as follows:

06/30/07     06/30/08    06/30/09      06/30/10      06/30/11         Total
$304,000     $164,000     $98,000      $98,000       $33,000          $697,000

Variable interest rate on notes of $1,075,000 was 11.00%. Variable interest rate on note of $1,000,000 was 8.25%.

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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At June 30, 2006, the Company has established a full valuation allowance.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2006, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

THE COMPANY HAS SIGNIFICANT INDEBTEDNESS

As of June 30, 2006 the Company had long-term indebtedness of $2.4 million. Although the Company made debt principal reduction payments over the last two years, it may incur substantial additional debt in the future, and in any event a significant portion of the Company's future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on its indebtedness. The Company's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in its business and competition; and to react in the event of an economic downturn. There is no guarantee that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or obtain funds for required payments, or it we fail to comply with covenants in its indebtedness, the Company will be in default. In addition, the Company may not be able to refinance its indebtedness on terms acceptable to the Company, or at all.

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

Item 4 - Submission of matters to vote of security holders.

At the Company's annual meeting on June 30, 2006 the following matters were submitted.

a) Election of the Company's board of directors, where in the following person's were elected, such persons being all of the same persons acting as directors.

                                    For              Withheld

1.       Mair Faibish               4,378,327        32,661
2.       Randall Perry              4,380,122        30,866
3.       Frank Bellis, Jr.          4,381,627        29,361
4.       Lloyd Miller               4,381,627        29,361
5.       Joel Sebastion             4,380,927        30,061
6.       Bill Rancic                4,382,427        28,561

b)       To elect auditors.

         Where Holtz Rubenstein Reminick, LLP was elected for December 31, 2006.

                  For               Against          Abstain
                  4,395,977         7,618            7,393

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

Synergy Brands, Inc.

/s/ Mair Faibish
------------------
by: Mair Faibish
Chief Executive Officer

Date August 14, 2006

/s/ Mitchell Gerstein
---------------------
by: Mitchell Gerstein
Chief Financial Officer

Date August 14, 2006

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

Date:   August 14, 2006

/s/ Mair Faibish
MairFaibish, Chief Executive Officer

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

Date:  August 14, 2006

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2006 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2006

/s/ Mair Faibish
Mair Faibish, Chief Executive Officer

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2006 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 14, 2006

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer