Form 10-Q
period 2006-09-30
SYNERGY BRANDS INC
filed 2006-11-14
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period ended September 30, 2006.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1, 2006 there were 5,299,940 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2006

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                          Page
         Item 1:  Financial Statements

         Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and
         December 31, 2005                                                              2 - 3

         Consolidated Statements of Operations for the nine
         months ended September 30, 2006 and 2005 (Unaudited)                               4

         Consolidated Statements of Operations for the three months ended
         September 30, 2006 and 2005 (Unaudited)                                            5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2006 and 2005 (Unaudited)                                    6-7

         Notes to Consolidated Financial Statements (Unaudited)                          8-14

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                  15-31

         Item 4:  Control and Procedures                                                   32

PART II: OTHER INFORMATION

         Item 1A: Risk Factors                                                          33-46

         Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds              47

         Item 6: Exhibits and Reports on Form 8-K                                          47

         SIGNATURES AND CERTIFICATIONS


                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


ASSETS                                                                                September 30, 2006     DECEMBER 31, 2005
                                                                                        (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                                 $2,001,328         $263,554
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 for both periods                                                                 10,586,073        7,494,324
    Other receivables                                                                          2,316,328        1,848,369
    Note Receivable - current                                                                    296,722          287,967
    Inventory                                                                                  2,412,247        1,909,315
    Prepaid assets and other current assets                                                      422,977          398,426
                                                                                             -----------       ----------
          Total Current Assets                                                                18,035,675       12,201,955

Property and Equipment, Net                                                                      307,183          356,014

Other Assets                                                                                     899,816          802,887

Notes Receivable                                                                               2,340,984        2,691,439

Intangible Assets, net of accumulated amortization of $2,622,743 and $2,518,946                  682,249          786,046

Goodwill                                                                                         514,297          514,297
                                                                                             -----------       ----------
Total Assets                                                                                 $22,780,204      $17,352,638
                                                                                             ===========       ==========


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY                                                          September 30, 2006      December 31
                                                                                                  (Unaudited)              2005
Current Liabilities:
    Line-of-Credit                                                                                      $5,929,341      $4,033,242
    Notes Payable - Current                                                                              3,994,883       1,645,531
    Accounts Payable and Accrued Expenses                                                                3,508,664       1,883,591
    Related Party Note Payable                                                                              24,698          61,882
    Deferred income                                                                                        338,808         127,000
                                                                                                       -----------     -----------
         Total Current Liabilities                                                                      13,796,394       7,751,246

Notes Payable                                                                                            2,067,007       2,668,691

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized and
outstanding; liquidation preference of $10.50 per share                                                        100             100
Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                                -               -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
330,000 issued and outstanding; liquidation preference of $10.00 per share                                     330             330
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, 80,000 shares issued
and outstanding; liquidation preference of $10.00 per share                                                     80              80
Common stock - $.001 par value;14,000,000 shares authorized;
5,299,940 and 4,457,530 shares issued                                                                        5,300           4,458
Additional paid-in capital                                                                              46,885,397      45,918,817
Deficit                                                                                                (39,961,064)    (38,910,484)
Unearned compensation                                                                                            -         (67,260)
Accumulated other comprehensive loss                                                                        (8,340)         (8,340)
Less treasury stock, at cost, 1,000 shares                                                                  (5,000)         (5,000)
                                                                                                       -----------     -----------
Total stockholders' equity                                                                               6,916,803       6,932,701
                                                                                                       -----------     -----------
Total Liabilities and Stockholders' Equity                                                            $ 22,780,204    $ 17,352,638
                                                                                                       ===========     ===========


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                              2006                      2005

Net Sales                                               $  50,389,202             $  47,947,473
                                                        -------------            --------------
Cost of Sales
     Cost of product                                       45,888,585                44,039,294
     Shipping and handling costs                              836,595                   750,439
                                                        -------------            --------------
                                                           46,725,180                44,789,733
                                                        -------------            --------------

   Gross Profit                                             3,664,022                 3,157,740
                                                        -------------            --------------
Operating expenses
   Selling, general and Administrative Expenses             3,311,653                 2,863,156
   Depreciation and amortization                              275,549                   370,971
                                                            3,587,202                 3,234,127
                                                        -------------            --------------
Operating Profit (loss)                                        76,820                   (76,387)
                                                        -------------            --------------
Other Income (expense)
  Interest Income                                             113,023                    63,761
 Other Income (expense)                                       (10,812)                  (11,873)
 Equity in earnings of investee                               176,146                   108,306
  Interest and financing expense                           (1,360,795)               (1,141,850)
                                                        -------------            --------------
                                                           (1,082,438)                 (981,656)
                                                        -------------            --------------

     Loss before income taxes                              (1,005,618)               (1,058,043)
Income tax expense                                             44,962                    84,163
                                                        -------------            --------------
NET LOSS                                                   (1,050,580)               (1,142,206)

Dividend-Preferred Stock                                     (266,250)                 (227,083)
                                                        -------------            --------------
Net loss attributable to Common Stockholders             $ (1,316,830)             $ (1,369,289)
                                                        =============            ==============
Basic and diluted net loss per common share:                  $ (0.27)                  $ (0.38)
                                                        =============            ==============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                            2006                      2005

Net Sales                                             $  18,838,342             $  17,122,629
                                                      -------------             -------------
Cost of Sales
     Cost of product                                     17,253,796                15,700,492
     Shipping and handling costs                            302,791                   252,171
                                                      -------------             -------------
                                                         17,556,587                15,952,663

   Gross Profit                                           1,281,755                 1,169,966
                                                      -------------             -------------
Operating expenses
   Selling, general and Administrative Expenses           1,132,045                 1,019,493
   Depreciation and amortization                             68,743                   123,549
                                                      -------------             -------------
                                                          1,200,788                 1,143,042
                                                      -------------             -------------
Operating Profit                                             80,967                    26,924
                                                      -------------             -------------
Other Income (expense)
  Interest Income                                            37,622                    20,469
 Other Income (expense)                                      (4,869)                   (4,636)
 Equity in earnings of investee                              71,730                    49,875
  Interest and financing expense                           (534,886)                 (395,438)
                                                      -------------             -------------
                                                           (430,403)                 (329,730)
                                                      -------------             -------------

     Loss before income taxes                              (349,436)                 (302,806)

Income tax expense                                            6,794                    14,883

NET LOSS                                                   (356,230)                 (317,689)

Dividend-Preferred Stock                                    (85,750)                  (78,583)
                                                      -------------             -------------

Net loss attributable to Common Stockholders             $ (441,980)               $ (396,272)
                                                      =============             =============

Basic and diluted net loss per common share:                $ (0.08)                  $ (0.09)
                                                      =============             =============


         The accompanying notes are an integral part of this statement.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMEBER 30,
                                   (UNAUDITED)

                                                                                  2006                      2005
                                                                               --------------         --------------
   Cash Flows From Operating Activities:
   Net loss                                                                    $(1,050,580)           $ (1,142,206)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and Amortization                                                275,549                  370,971
      Amortization of financing cost                                                30,109                   45,958
      Equity in earnings of investee                                              (176,146)                (108,306)
      Operating expenses paid with common stock                                    148,156                   37,525
      Changes in Operating Assets and Liabilities:
      Net (increase) decrease in:
      Accounts receivable and other receivables                                 (3,599,708)                  92,732
      Inventory                                                                   (502,932)              (1,185,098)
      Prepaid assets, related party note receivable and other assets               235,589                  (25,530)
   Net increase (decrease) in:
      Accounts payable, related party note payable, accrued
      expenses and other current liabilities                                     1,759,432               (2,154,421)
      Deferred Income                                                              195,265                        -
                                                                               --------------         --------------
        Net cash used in operating activities                                   (2,645,266)              (4,068,375)
                                                                               --------------         --------------
   Cash Flows From Investing Activities:
   Purchase of fixed assets                                                         (11,912)               (108,333)
   Payments received on notes receivable                                            367,695                 211,867
   Issuance of notes receivable                                                     (25,995)                (12,100)
   Payment of security deposit                                                            -                 (20,000)
   Investee dividend received                                                        28,800                  28,800
                                                                               --------------         --------------
          Net cash provided by investing activities                                 358,588                 100,234
                                                                               --------------         --------------
   Cash Flows From Financing Activities:
   Borrowings under line of credit                                               30,557,213              30,462,920
   Repayments under line of credit                                              (28,537,414)            (29,455,496)
   Proceeds from the issuance of notes payable                                    4,538,819               2,535,531
   Repayments of notes payable                                                   (2,424,290)               (173,333)
   Net proceeds from private placement                                                    -                 770,000
   Consulting Service                                                               (45,000)                (46,436)
   Payment of dividends                                                            (226,250)               (227,083)
   Payment of financing costs                                                       (67,750)                (65,411)
   Proceeds from issuance of common stock                                           269,124                  54,345
                                                                               --------------         --------------
   Net cash provided by financing activities                                      4,024,452               3,855,037
                                                                               --------------         --------------
   Net increase (decrease) in cash                                                1,737,774                (113,104)

   Cash and cash equivalents, beginning of period                                   263,554                 945,806
                                                                               --------------         --------------
   Cash and cash equivalents, end of period                                     $ 2,001,328               $ 832,702
                                                                               ==============         ==============


         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                             2006                2005
                                                                        -------------       ------------

Supplemental disclosure of cash flow information:

Cash paid for interest                                                  $ 862,910             $  720,826
                                                                        =============        ============
Cash paid for income taxes                                              $  44,962             $   84,163
                                                                        =============        ============
Supplement disclosures of non-cash operating, investing
and financing activities:

Common Stock issued with debt financing                                 $        -            $   63,500
                                                                        =============        ============
Common Stock issued with debt conversions                               $ 223,700             $1,533,854
                                                                        =============        ============
Common Stock issued for services                                        $  148,156            $   37,525
                                                                        =============        ============
Common Stock issued to satisfy liabilities                              $  155,000             $  45,000
                                                                        =============        ============


         The accompanying notes are an integral part of this statement.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2006 and 2005

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the nine months ended September 30, 2006 and 2005, the consolidated statement of operations for the three months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for nine months ended September 30, 2006 and 2005, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Company. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the respective full years.

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

NOTE C- ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $110,000 and $54,000 for the nine months ended September 30, 2006 and 2005, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2006 and 2005

NOTE D - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor". The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the nine months ended September 30, 2006, the Company recognized approximately $1,374,221 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from a manufacturer, included in other receivables in the accompanying consolidated balance sheet aggregated $2,212,765 and $1,730,806 at September 30, 2006 and December 31, 2005.

NOTE E - INVENTORY

Inventory, consisting of goods held for sale, as of September 30, 2006 consisted of the following:

                Grocery, health and beauty products    $1,927,021

                General Merchandise                       485,226
                                                       ----------
                                                       42,412,247
                                                       ==========

NOTE F - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company issued 150,000 shares of common stock to the note holder. The value of the shares ($200,000) was treated as a reduction of the sales price. The Company does not anticipate selling selected products to this customer base in the future. The balance of the note receivable at September 30, 2006 was $ 1,708,413.

In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT. In relation to the ITT warrants, Company has recorded deferred income of $127,000. On September 29, 2006, $142,857 was paid by ITT to reduce the loan balance. As of September 30, 2006 the outstanding loan balance was $857,143. As part of the Company's agreement, the Company paid $142,857 on the note payable. The outstanding balance of the note payable at September 30, 2006 was $857,143.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2006 and 2005

NOTE G - INVESTMENT

The Company holds a 22.0% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $176,146 and $108,306 during the nine months ended September 30, 2006 and September 30, 2005, respectively. At September 30, 2006, the investment in ITT is $511,685 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the nine months ended September 30, 2006 and 2005 is as follows:

                                         2006             2005
                                    -------------    -------------
    Revenues                         $24,949,000     $ 10,041,000
    Total expenses                   (23,826,000)      (9,349,000)
    Other income                         195,000          168,000

    Income before income taxes         1,318,000          860,000
    Income tax expense                  (487,000)        (292,000)
                                    -------------    -------------
    Net income                       $   831,000      $   568,000
                                    =============    =============

NOTE H - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in July 2006, allow for the borrowing of up to $6,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. Approximately $5,930,000 was outstanding under the agreements at September 30, 2006. As amended, the agreement extends through December 31, 2006. The Company is seeking to refinance its secured financing needs through other Asset Based Lenders. There is no assurance that the Company will be successful and it may need to continue to incur high financing costs. Interest accrues on outstanding borrowings at the greater of (i) 5% per annum in excess of the prime rate or (ii) 10.50% per annum. At September 30, 2006, the interest rate on outstanding borrowings was 13.25%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. In addition, 400,000 shares of the Company's common stock remain as collateral on the outstanding borrowings. During the nine months of 2006, the Lender converted $123,700 of outstanding debt into 91,200 shares of common stock. In 2005 the Lender converted $1,003,000 of outstanding debt into 427,532 shares of common stock.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2006 and 2005

NOTE H Continued

In 2004, the Company received $490,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. In March 2005, the Company converted $525,000 of this outstanding debt into 150,000 shares of common stock. The Company repaid $125,000 of this debt at September 30, 2006. At September 30, 2006 the outstanding balance was $350,000.

In 2005, the Company received $600,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. The Company repaid $250,000 of this debt at September 30, 2006. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date. At September 30, 2006, the outstanding balance was $250,000.

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000. Borrowing under the note bears interest at prime (8.25% at September 30, 2006). The Company is not required to repay any principal until the maturity date of the note, September 1, 2007. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at September 30, 2006 were $900,000. On August 1, 2006, the Company secured $900,000 from two Shareholders of short term financing that matures on October 31, 2006. The advance may be extended by mutual consent.

On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. The Company repaid $183,333 of this debt at September 30, 2006. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. At June 30, 2005 the Company recorded a charge of $18,000 as prepaid expense for the fair value of the warrants, and this amount is being amortized over the life of the note. At September 30, 2006, the outstanding balance was $316,667.

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

NOTE I - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2006, the Company converted $123,700 of debt of IIG into 91,200 shares of common stock (see Note H). In July 2006, Laurus Master Funds converted $100,000 of debt into 100,000 shares of common stock (see Note H).

During the nine months ended September 30, 2006, the Company issued 134,410 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $ 148,156. In March 2006, the Company issued 30,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated February 26, 2003. In July 2006, the Company issued 50,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated July 2, 2003. During the nine months ended September 30, 2006, the Company issued 544,300 shares of common stock in connection with the sale of securities and the satisfaction of certain obligations which included 130,000 shares to satisfy certain liabilities (see Note F).

Effective January 2006, the Company cancelled options to acquire 300,000 shares of common stock held by employees. There are no options outstanding with employees at September 30, 2006.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2006 and 2005

NOTE J - SEGMENT AND GEOGRAPHICAL INFORMATION

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as shown below:

                  Nine Months Ended September 30, 2006 and 2005


                                             Proset         PHS Group          B2C           Corporate            Total


Revenue from external           2006     $  1,223,561   $   47,720,070    $   1,445,571     $      -          $ 50,389,202
customers                       2005     $    985,102   $   45,523,173    $   1,439,198     $      -          $ 47,947,473

Net Income (loss) attributable  2006     $   (167,239)  $      638,005    $    (222,716)    $ (1,564,880)     $ (1,316,830)
to common Stockholders          2005     $   (372,743)  $      168,651    $    (301,148)    $   (864,049)     $ (1,369,289)

Interest & Finance              2006     $     62,716   $      871,995    $           -     $    426,084      $  1,360,795
Expenses                        2005     $     51,981   $      951,384    $           -     $    138,485      $  1,141,850

Depreciation &                  2006     $     74,628   $        8,902    $     117,342     $     74,677      $    275,549
amortization                    2005     $    137,565   $        8,802    $     115,656          108,948      $    370,971

Identifiable assets are as follows:

   September 30, 2006                     $ 1,496,648    $  15,836,444    $    1,665,002    $   3,782,110     $ 22,780,204
   December 31, 2005                      $ 1,392,551    $  10,056,544    $    1,715,940    $   4,187,603     $ 17,352,638


                 Three Months Ended September 30, 2006 and 2005


                                             Proset           PHS Group        B2C             Corporate          Total

Revenue from external             2006    $   230,535     $ 18,079,537     $     528,270     $        -        $18,838,342
customers                         2005    $   258,195     $ 16,342,845     $     521,589     $        -        $17,122,629

Net Income (loss) attributable    2006    $  (108,306)    $    266,278     $     (52,092)    $   (547,860)     $  (441,980)
to common Stockholders            2005    $  (141,029)    $    159,651     $     (97,268)    $   (317,626)     $  (396,272)

Interest & Finance                2006    $    17,639     $    324,438     $           -     $    192,809      $   534,886
Expense                           2005    $    18,597     $    314,324     $           -     $     62,517      $   395,438

Depreciation &                    2006    $    24,876     $      2,730     $      39,114     $      2,023      $    68,743
amortization                      2005    $    45,855     $      2,934     $      38,444     $     36,316      $   123,549


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2006 and 2005

NOTE K - NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options, warrants and convertible debt and equity securities of 1,391,725 and 1,351,738 for the nine months ended September 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                                                 Nine Months ended September 30,

                                                          2006          2005
                                                    ------------  -------------
    Net loss applicable to common stock             $ (1,316,830) $ (1,369,289)
                                                    ============  =============
    Weighted-average number of shares in basic         4,825,426     3,633,443
      and diluted EPS                               ============  =============

                                                     Three Months ended June 30,

                                                          2006          2005
                                                    ------------  -------------
      Net loss applicable to common stock           $   (441,980)  $ (396,272)
                                                    ============  =============
      Weighted-average number of shares in basic        5,134,348   3,988,018
        and diluted EPS                             ============  =============

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on derecognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

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

                     CONSOLIDATED RESULTS OF OPERATIONS FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2006
            AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.



                                                      OPERATING          %           OPERATING AND           %
                                                       SEGMENTS        Change      CORPORATE SEGMENTS      Change

NINE MONTHS ENDED 9/30/06
Revenue                                                  $50,389,202      5.09%     $ 50,389,202           5.09%
Gross Profit                                               3,664,022     16.03%        3,664,022          16.03%
SG&A (excluding depreciation and amortization)             2,268,257     -4.38%        3,311,653          15.66%
Operating Profit                                           1,194,893    128.25%           76,820         200.57%
Net profit (loss) attributable to
 common stockholders                                         248,050    149.10%       (1,316,830)         -3.83%
Net profit (loss) per common  share                             0.05                       (0.27)
Interest and financing expenses                              934,711     -6.84%        1,360,795          19.17%
NINE MONTHS ENDED 9/30/05
Revenue                                                  $47,947,473                $ 47,947,473
Gross Profit                                               3,157,740                   3,157,740
SG&A (excluding depreciation and amortization)             2,372,215                   2,863,156
Operating Profit (loss)                                      523,502                     (76,387)
Net loss attributable to
 common stockholders                                        (505,240)                 (1,369,289)
Net loss per common  share                                     (0.13)                      (0.38)
Interest and financing expenses                            1,003,365                   1,141,850


Synergy Brands

Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

Revenues increased by 5% to $50,389,202 for the nine months ended September 30, 2006, as compared to $47,947,473 for the nine months ended September 30, 2005. The increase in sales was predominately from the sale of PHS private label products and an increase in the Company's PHS wholesale distribution operations.

The Company has been able to diversity its products selection both in national brand and private label to achieve better operating margins. Even though the Company was able to grow revenue by only 5%, gross profit increased by 16% and the Company attained an operating profit of $76,820 at September 30,2006 as compared to a $76,387 operating loss at September 30, 2005.

Selling General and Administrative expenses (SGA) increased by 16% to $3,311,653 for the nine months ended September 30, 2006 as compared to $2,863,156 for the nine months ended September 30, 2005. The increase of SG&A was marginal as compared to increased sales as well as an increase in corporate regulatory costs on a corporate level. SG&A expense for PHS Group remained flat at $1,549,490 for the nine months ended September 30, 2006 as compared to $1,546,787 for the nine months ended September 30, 2005. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss attributable to Common Stockholders of the Company was $1,316,830 for the nine months ended September 30, 2006 as compared to $1,369,289 for the nine months ended September 30, 2005. Interest and financing costs represents 103% of the total loss. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. The Company allocated certain employees to regulatory corporate functions in FY 2006 that were not allocated in FY 2005. Corporate expenses for the nine months ended September 30, 2006 totaled $1,043,396, which include legal, accounting, corporate employees, and regulatory expenses as compared to $490,941 for the nine months ended September 30, 2005.

Below is a summary of the results of operation by segment:

PHS Group: (B2B Operations)

Synergy's Grocery operation improved its operation through an expansion of its Metro NY wholesale operation and private label distribution to national chains. Sales improved by 5% to $47.7 million and operating profit increased by 33% to $1,514,199 for the nine month period ended September 30, 2006 as compared to such same period ended September 30, 2005. PHS represented 95% of the Company's overall revenues and provides the most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its Metro NY, operations and increase private label sales and add to its international sales to Canada and the Caribbean.

B2C operations. (Gran Reserve Corporation supra GRC)

B2C operations consist of www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com; retail store operation in Miami and online partnership programs such as www.Overstock.com and www.Google.com. The operation has relocated to a 6,000 square foot facility in Miami Lakes, Florida, which handles administration, and order flow for the operation. Sales remained flat at $1,445,571 while operating loss decreased by 26% to $216,727. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2006-2007. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2006-2007. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may shift the Cigar business to be a complete destination business as opposed to a leisurely activity.

Proset operations

In the first quarter of 2006, the Company secured direct contacts in Europe for Luxury Goods and secured Costco and other customers for the distribution of these goods. These goods include some of the most respected producers for Bags, wallets, briefcases, and eyewear in Europe. Management expects that Proset-operating results should significantly improve in FY 2006-2007. However, results have been disappointing and below managements expectations. However, Proset-operating structure has been integrated into PHS Group, thus allowing for logistics to be integrated into PHS operations. The flow of luxury goods has materialized in the first quarter of 2006 and Costco and Amazon have received numerous deliveries. However, repeat cycles and product acceptance has been below management's expectations.

Corporate Expenses:

The Company's allocation to corporate expenses was increased by 113% to $1,043,396 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Corporate expenses represent 32% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $3.3 million in the first nine months of 2006. The Company allocated certain employees to regulatory corporate functions in FY 2006 that were not allocated in FY2005. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

Below is a detailed review of the Company's performance.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follow;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 95% of the overall company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset imports and distributes salon hair care products and luxury goods to wholesalers and distributors, in the northeastern part of the United States. PHS has developed private label grocery products through co-packing arrangements that it has started to sell to major U.S. national chains. PHS is also developing co-packing arrangements in China to further support the growth of its private label business. Management expects to outsource all services that would be required for product development and manufacturing, but will utilize its logistic expertise for marketing, distribution and sales.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                               PHS Group          CHANGE
NINE MONTHS ENDED 9/30/06
Revenue                                         47,720,070         4.83%
Gross Profit                                     3,072,591        14.28%
SG&A                                             1,549,490         0.17%
Operating Profit (loss)                          1,514,199        33.64%
Net Profit(loss)                                   638,005       278.30%
Interest and financing expenses                    871,995        -8.34%

NINE MONTHS ENDED 9/30/05
Revenue                                         45,523,173
Gross Profit                                     2,688,644
SG&A                                             1,546,787
Operating Profit (loss)                          1,133,055
Net Profit(loss)                                   168,651
Interest and financing expenses                    951,384

PHS  increased  its  revenues  by 5% to  $47.7  million  for nine  months  ended
September  30,  2006 as compared  to $45.5  million  for the nine  months  ended
September 30, 2005. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada, increase of its Domestic Wholesale business, increase of private label distribution and expansion into the Dominican Republic. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional and co-packed merchandise offered by its vendors and partners. The overall gross profit percentage increased from 5.9% to 6.4%. PHS has been able to maintain its sales and customer base while increasing gross profit by 14%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufactures promotion to achieve its targeted results. Continuing the development of grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS. Net profit was $638,005 for the nine months ended September 30, 2006 as compared to a profit of $168,651 for the nine months ended September 30, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                  Salon
NINE MONTHS ENDED 9/30/06                        products           CHANGE
Revenue                                          1,223,561           24.21%
Gross Profit                                       153,242          374.29%
SG&A                                               181,183          -14.54%
Operating Profit(loss)                            (102,579)         -67.67%
Net loss                                          (167,239)         -55.13%
Interest and financing expenses                     62,716           20.65%
NINE MONTHS ENDED SIX 9/30/05
Revenue                                            985,102
Gross Profit                                        32,310
SG&A                                               212,016
Operating Profit(loss)                            (317,271)
Net Profit(loss)                                  (372,743)
Interest and financing expenses                      51,981

Proset revenues increased by 24% to $1,223,561 for the nine months ended September 30, 2006 as compared to $985,102 the nine months ended September 30, 2005. SG&A decreased by 15% to $181,183 for the nine months ended September 30, 2006 as compared to $212,016 for the nine months ended September 30, 2005. Net loss improved from a loss of $372,743 for the nine months ended September 30, 2005, to a loss of $167,239 for the nine months ended September 30, 2006. The increase in revenue was in a large part due to an increase in sales of designer luxury goods, which were imported from Europe and sold to Costco. Proset started to distribute its newly acquired line of salon products from Italy under the NYCE logo at the end of the third quarter of 2006. The luxury goods market has thus far not achieved the financial expectation of Proset. Targeted complaints by major luxury goods manufactures relating to channels of distribution have shifted consumers from purchasing these goods from mass merchandising to the traditional channels of Department stores, manufacturers outlet and authorized retailers.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                        B2C            CHANGE
NINE MONTHS ENDED 9/30/06
Revenue                                1,445,571         0.44%
Gross Profit                             438,189         0.32%
SG&A                                     537,574       -12.36%
Operating Profit(loss)                  (216,727)      -25.85%
Net loss                                (222,716)      -26.04%

NINE MONTHS ENDED 9/30/05
Revenue                                1,439,198
Gross Profit                             436,786
SG&A                                     613,412
Operating Profit(loss)                  (292,282)
Net Profit(loss)                        (301,148)

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

Revenues in the Company's B2C operation remained flat for the nine months ended September 30, 2006 at $1,445,571 as compared to $1,439,198 for the nine months ended September 30, 2005. CAW on a current operating basis represents approximately 59% of B2C revenues for the nine months ended September 30, 2006. Gross profit for the nine months ended September 30, 2006 remained flat at $438,189 as compared to $436,786 for the nine months ended September 30, 2005.

                     CONSOLIDATED RESULTS OF OPERATIONS FOR
                    THE THREE MONTHS ENDED SEPTEMBER 30, 2006
            AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.



                                                        OPERATING           %           OPERATING AND           %
                                                        SEGMENTS         Change      CORPORATE SEGMENTS      Change

THREE MONTHS ENDED 9/30/06
Revenue                                                    $18,838,342      10.02%      $ 18,838,342          10.02%
Gross Profit                                                 1,281,755       9.55%         1,281,755           9.55%
SG&A (excluding depreciation and amortization)                 761,388      -6.91%         1,132,045          11.04%
Operating Profit (loss)                                        453,647      71.29%            80,967         200.72%
Net profit (loss) attributable to
 common stockholders                                           105,880     234.63%          (441,980)         11.53%
Net  profit (loss) per common  share                              0.02                         (0.08)
Interest and financing expenses                                342,077       2.75%           534,886          35.26%
THREE MONTHS ENDED 9/30/05
Revenue                                                    $17,122,629                  $ 17,122,629
Gross Profit                                                 1,169,966                     1,169,966
SG&A (excluding depreciation and amortization)                 817,887                     1,019,493
Operating Profit (loss)                                        264,846                        26,924
Net loss attributable to
 common stockholders                                           (78,646)                     (396,272)
Net loss per common  share                                       (0.01)                        (0.09)
Interest and financing expenses                                332,921                       395,438


Synergy Brands

Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

Revenues increased by 10% to $18,838,342 for the three months ended September 30, 2006, as compared to $17,122,629 for the three months ended September 30, 2005. The largest percentage increase was in PHS Group's operation.

Selling General and Administrative expenses (SGA) increased by 11% to $1,132,045 for the three months ended September 30, 2006 as compared to $1,019,493 for the three months ended September 30, 2005. The increase of SG&A was marginal as compared to increased sales as well as an increase in corporate regulatory costs on a corporate level. The largest subsidiary of the Company, PHS Group, increased its SGA expenses by 2% to $525,773 for the three months ended September 30, 2006 as compared to $516,347 for the three months ended September 30, 2005. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net loss attributable to Common Stockholders of the Company was $441,980 for the three months ended September 30, 2006 as compared to $396,272 for the three months ended September 30, 2005. Interest and financing costs represents 121% of the total loss. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended September 30, 2006 totaled $370,657, which include legal, accounting and regulatory expenses as compared to $201,606 for the three months ended September 30, 2005.

Below is a summary of the results of operation by segment:

PHS Group: (B2B Operations)

Synergy's Grocery operation improved its operation through an expansion of its Metro NY wholesale operation and private label grocery sales. Sales improved by 11% to $18.1 million and operating profit increased by 24% to $592,060 for the three month period ended September 30, 2006 as compared to same such period ended September 30, 2005. PHS represented 95% of the Company's overall revenues and provides the most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its Metro NY, operations, private label and wholesale distribution of grocery and HBA and increase its international sales to Canada and the Caribbean.

B2C operations. (Gran Reserve Corporation supra GRC)

B2C operations consist of www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com; retail store operation in Miami and online partnership programs such as www.Overstock.com and www.Google.com. The operation has relocated to a 6,000 square foot facility in Miami Lakes Florida, which handles administration, and order flow for the operation. Sales increased by 1% to $528,270 while operating loss decreased by 48% to $49,000. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2006-2007. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2006-2007. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may shift the Cigar business to be a complete destination business as opposed to a leisurely activity.

Proset operations

In the first quarter of 2006, the Company secured direct contacts in Europe for Luxury Goods and secured Costco and other customers for the distribution of these goods. These goods include some of the most respected producers for Bags, wallets, briefcases, and eyewear in Europe. Management expected that Proset-operating results should significantly improve in FY 2006-2007. However, results have been disappointing and below management expectations. However, Proset operating structure has been integrated into PHS Group, thus allowing for logistics to be integrated into PHS operations. The flow of luxury goods has materialized in the first quarter of 2006 and Costco and Amazon has received numerous deliveries. However, repeated cycles and product acceptance has been below management's expectations.

Corporate Expenses:

The Company's allocation to corporate expenses was increased by 84% to $370,657 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Corporate expenses represent 33% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $1.1 million in the third quarter of 2006.

Below is a detailed review of the Company's performance.

In order to fully understand the Company's results a discussion of the Company's segments and their respective results follow;

B2B OPERATIONS

The Company's B2B operations consist of two operating businesses, PHS Group and Proset. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States and Canada. PHS is the largest subsidiary of the Company and represents about 95% of the overall company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices. The second business segment within the company's B2B sector is Proset Hair Systems (Proset). Proset imports and distributes salon hair care products and luxury goods to wholesalers and distributors, in the northeastern part of the United States. In the end of the second quarter of 2006 PHS has started to co-pack private label grocery products intended to be distributed and sold to national chains and it's Metro NY operations.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                            PHS Group          CHANGE
THREE MONTHS ENDED 9/30/06
Revenue                                      18,079,537        10.63%
Gross Profit                                  1,120,563        12.25%
SG&A                                            525,773         1.83%
Operating Profit (loss)                         592,060        23.61%
Net Profit(loss)                                266,278        66.79%
Interest and financing expenses                 324,438          3.22

THREE MONTHS ENDED 9/30/05
Revenue                                      16,342,845
Gross Profit                                    998,246
SG&A                                            516,347
Operating Profit (loss)                         478,965
Net Profit(loss)                                159,651
Interest and financing expenses                 314,324

PHS  increased  its  revenues  by 11% to $18.1  million for three  months  ended
September  30,  2006 as compared to $16.3  million  for the three  months  ended
September 30, 2005. The increase in PHS business is attributable to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada, increase of its Domestic Wholesale business and expansion into the Dominican Republic and continued growth of its grocery private label business. The overall gross profit percentage was 6.2% for the three months ended September 30, 2006. PHS has been able to maintain its sales and customer base while increasing gross profit by 12%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of goods to be reduced. PHS plans to continue this approach, but it does rely on manufactures promotion to achieve its targeted results. Net profit was $266,278 for the three months ended September 30, 2006 as compared to a profit of $159,651 for the three months ended September 30, 2005.

PROSET SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                 Salon
THREE MONTHS ENDED 9/30/06                     products             CHANGE
Revenue                                           230,535          -10.71%
Gross Profit                                       (6,531)        -423.96%
SG&A                                               58,006          -23.58%
Operating Profit(loss)                            (89,413)         -25.33%
Net loss                                         (108,306)         -23.20%
Interest and financing expenses                    17,639           -5.15%
THREE MONTHS ENDED SIX 9/30/05
Revenue                                           258,195
Gross Profit                                        2,016
SG&A                                               75,902
Operating Profit(loss)                           (119,741)
Net Profit(loss)                                 (141,029)
Interest and financing expenses                    18,597

Proset revenues decreased by 11% to $230,535 for the three months ended September 30, 2006 as compared to $258,195 the three months ended September 30, 2005. SG&A decreased by 24% to $58,006 for the three months ended September 30, 2006 as compared to $75,902 for the three months ended September 30, 2005. Net loss improved from a loss of $141,029 for the three months ended September 30, 2005, to a loss of $108,306 for the three months ended September 30, 2006. Proset started to distribute its newly acquired line of salon products from Italy under the NYCE logo at the end of the third quarter of 2006.

B2C SEGMENT INFORMATION OF OPERATING BUSINESSES

                                              B2C            CHANGE
THREE MONTHS ENDED 9/30/06
Revenue                                      528,270         1.28%
Gross Profit                                 167,723        -1.17%
SG&A                                         177,609        21.29%
Operating Profit(loss)                       (49,000)      -48.08%
Net loss                                     (52,092)      -46.44%

THREE MONTHS ENDED 9/30/05
Revenue                                      521,589
Gross Profit                                 169,704
SG&A                                         225,638
Operating Profit(loss)                       (94,378)
Net Profit(loss)                             (97,268)

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

Revenues in the Company's B2C operation for the three months ended September 30, 2006 increased by 1% to $528,070 as compared to $521,589 for the three months ended September 30, 2005. CAW on a current operating basis represents approximately 61% of B2C revenues for the three months ended September 30, 2006. Gross profit for the three months ended September 30, 2006 decreased by 1% to $167,723 as compared to $169,704 for the three months ended September 30, 2005.

                         LIQUIDITY AND CAPITAL RESOURCES


September 30,                                     2006             2005

Working Capital                                   $ 4,239,281     $ 4,872,833
Assets                                             22,780,204      17,705,599
Liabilities                                        15,863,401       9,777,171
Equity                                              6,916,803       7,928,428
Line of Credit Facility                             5,929,341       5,191,534
Receivable turnover (days)                                 58              38
Inventory Turnover (days)                                  14              17
Net cash used in operating activies                (2,645,266)     (4,068,375)
Net cash provided by investing activites              358,588         100,234
Net cash provided by financing activites            4,024,452       3,855,037

Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, financing costs and operating expenses. The cash flow realized from the Company's gross profit was sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support its receivables and inventory. As a result financing costs are incurred. The Company was not able to support its financing costs solely from operations and relied on equity and debt financing to bridge the gap. The Company generated a net loss attributable to Common Shareholders of approximately $1,317,000. Financing costs totaled $1,360,000. Reductions in financing expenses through equity conversions or debt repayments through operating or capital transactions would be beneficial to the Company's performance.

Although the Company improved its cash flow from operating activities by $1.4 million, it needed to secure funds from financing activities to cover its financing expenses. The Company financed its operating activities by issuing $1.75 million in 10% notes in the first quarter of 2006.

The Company's working capital decreased by $630,000 to $4.2 million due to a combination of several factors including amortization of debt, increase in financing costs, and a shift from long term to short term debt maturities. Receivables including trade and other receivables increased by $3.0 million due to revenue increases and vendor rebates.

The Company acquired sufficient capital to cover its operating expenses and had unused availability of $170,000 under its line of credit. In July 2006 the Company increased its line of credit allowing for the borrowings of up to $6,000,000. The Company believes that it has sufficient availability under its line of credit and an ability to raise sufficient capital to cover its operating losses. However, the goal of the Company is to generate positive cash flow from operations.

The capital resources available to the Company consist of $7.0 million in lines of Credit and $5.2 million in long-term notes. The Company's objective is to reduce its notes through the issuance of equity and cash flow as well as refinancing its current obligations with lower rates. However there is no assurance that the Company would be able to achieve its objectives. Achieving these goals and objectives is material to the Company's success.

The Company's liquidity relies on the turnover of it inventory and accounts receivables. The Company turns its receivable on average approximately every 58 days and the Company turns its overall inventory on average approximately every 14 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, nearly 57% of the Company's assets consist of trade receivables and inventory. Management believes the Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands.

Management believes that continued cost containment, improved financial and operating controls, debt reduction, and a focused sales and marketing effort should provide sufficient cash flow from operations in the near term and the Company is working toward reliance on such financial sources and attributes to cover its cash flow requirements but achievement of these goals, however, will likely continue to be dependent upon the Company's attainment of increased revenues, improved operating costs, reduced financing cost and trade support levels that are consistent with management's plans. Such operating performance will be subject to financial, economic and other factors beyond its control, and there can be no assurance that the Company's goals will be achieved. In the interim while such goals are being pursued achievement of positiv' cash flow has been reliant on equity and debt financing, including the Company's exchange of notes payable for common shares and its issuance of further common and preferred stock in private placements and the Company is hopeful that the market will continue to recognize the Company's progress so that such financing method may continue to be available in the future.

Expected interest payments on notes payable for the period ended September 30, are as follows:

09/30/07      09/30/08     09/30/09      09/30/10          09/30/11      Total
$294,000      $124,000      $88,000       $88,000           $8,000     $602,000

Variable interest rate on notes of $916,667 was 11.25%. Variable interest rate on note of $900,000 was 8.25%.

Principle repayments on notes payable for the period ended September 30, are as follows:

09/30/07      09/30/08     09/30/09      09/30/10         09/30/11      Total
$4,024,000    $550.000     $384,000      $384,000        $1,071,000   $6,413,000

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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At September 30, 2006, the Company has established a full valuation allowance.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2006, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

THE COMPANY HAS SIGNIFICANT INDEBTEDNESS

As of September 30, 2006 the Company had long-term indebtedness of $ 2,067,007. Although the Company made debt principal reduction payments over the last two years, it may incur substantial additional debt in the future, and in any event a significant portion of the Company's future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on its indebtedness. The Company's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in its business and competition; and to react in the event of an economic downturn. There is no guarantee that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or obtain funds for required payments, or it we fail to comply with covenants in its indebtedness, the Company will be in default. In addition, the Company may not be able to refinance its indebtedness on terms acceptable to the Company, or at all.

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

- the effects of commercial agreements and strategic alliances and the Company's ability to successfully implement the underlying relationships and integrate them into its business; 34

- the effects of acquisitions, and other business combinations and the Company's ability to successfully integrate them into its business;

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

The Company's future revenues and profits depend to a large extent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by merchants and consumers. The use of the Internet and e-commerce may not continue to develop at past rates and a sufficiently broad base of business and individual customers may not adopt or continue to use the Internet as a medium of commerce. The market for the sale of goods and services over the Internet is a relatively new and emerging market. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. Growth in the Company's customer base depends on obtaining businesses and consumers who have historically used traditional means of commerce to purchase goods. For the Company to be successful, the Company believes that these market participants must accept and the Internet provides use the novel ways of conducting business and the Internet provides exchanging information as.

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

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, the Company issued 30,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated February 26, 2003. In July 2006, the Company issued 50,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated July 2, 2003. No additional consideration was provided by the holders of the subject preferred stock and no further proceeds were received by the Company beyond that received when the preferred stock was issued.

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

Synergy Brands, Inc.
   /s/ Mair Faibish
By--------------------
Mair Faibish
Chief Executive Officer

Dated:   November 14, 2006

   /s/ Mitchell Gerstein
By-------------------------
Mitchell Gerstein
Chief Financial Officer

Dated:  November 14, 2006

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

Date:   November 14, 2006
/s/ Mair Faibish
Mair Faibish, Chief Executive Officer

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

Date: November 14, 2006
/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2006 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2006

/s/ Mair Faibish
Mair Faibish, Chief Executive Officer

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2006 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2006

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer