Form 10-K
period 2006-12-31
SYNERGY BRANDS INC
filed 2007-04-02
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2006.
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES________NO X___

     Synergy Brands Inc. revenues for its most recent fiscal year were $71,759,908.

     On March 30, 2007, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant was approximately $6,800,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 30, 2007 was 7,908,292.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2006 Annual Meeting of Stockholders currently scheduled to be held June 2007 are incorporated by reference in Part III (for other documents incorporated by reference refer to
Exhibit Index at page and); also committee charters are included verbatim on the Company's website at www.sybr.com and such information and historical organization documentation on the Company are incorporated by referenced to the source thereof, as more particularly set forth in such listing of Exhibits).

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

     ITEM 1. DESCRIPTION OF BUSINESS

     A. OVERVIEW

     Synergy Brands Inc. (SYBR or the Company) is a holding company that principally operates through a wholly owned subsidiary, PHS Group Inc. ("PHS"), in the wholesale distribution of Groceries and Health and Beauty Aid (HBA) products but operates as well through its wholly owned subsidiary, Gran Reserve corporation, the business of wholesale and on-line distribution of premium cigars and accessories, and through such subsidiary, trading as Beautybuys.com, salon products and luxury goods. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers and has also entered the grocery private label market in FY 2006. The consumer products are concentrated within the Grocery and Health & Beauty Aids (HBA) industries. The Company uses logistics based programs to optimize its distribution costs on both wholesale and retail levels.

     The Company also owns 20% of the outstanding common stock of Interline Travel and Tours, Inc. (aka: PERX.com). PERX provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. PERX is believed to be the largest Company in this sector of the travel industry. Information on PERX can be found at www.perx.com. The Company believes that its capital investment in this unique travel company should provide for material future capital appreciation. Synergy Brands does not manage PERX's day-to-day operations.

     For further information please visit the Company's corporate website at www.sybr.com.

     PHS GROUP (GROCERY & HBA OPERATIONS).

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest subsidiary of the Company and largest business segment of the Company's business operations, representing about 97% of the overall Company sales and 88% of gross profit. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers and benefit the manufacturer as the direct supply source and in turn increase sales to its customers at optimized pricing through this unique strategy. PHS concentrates on what it perceives to be faster moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues,
Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby. The second business segment within this sector was Proset Hair Systems (Proset). Proset discontinued its operations in the 4th quarter of FY 2006.

     In the third quarter of 2006 PHS entered the private label grocery market specializing in the distribution of baking mixes and spices to national chains on a proprietary basis. PHS hopes to develop private label programs for national accounts by creating proprietary baking mix products and spice planograms specifically designed for retail need.

     GRAN RESERVE CORPORATION (PREMIUM CIGAR OPERATIONS)

     The Company's premium cigar operations are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses (under the business names stated)

         o Cigars  Around the World (CAW) sells premium  cigars to  restaurants, hotels, casinos, country clubs and many other leisure related destinations. This company was acquired in June, 2003. CAW also opened a retail store and lounge in Miami Lakes, Florida selling premium cigars and accessories in March 2006.

         o CigarGold.com sells premium cigars through the Internet directly to the consumer and through partnership online affiliations.

         o BeautyBuys.com sells salon hair care products directly to the consumer via the internet and through partnership online affiliations.

     THE  COMPANY'S  CORPORATE  OFFICES  ARE  LOCATED  AT 223  UNDERHILL  BLVD.,
SYOSSET, NY 11791, AND ITS TELEPHONE NUMBER IS 516-714-8200. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYBR.COM. The Company is a reporting Company as defined in Regulation 12B of the Securities Exchange Act of 1934 and files electronically with the SEC the Company's quarterly 10Q and Year-end 10-K reports and interim Form 8K reports. The general public may read and copy any materials the Company has filed with the SEC at the SEC Public Reference Room at 450 Fifth Street NW, Washington DC. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which website can be accessed at www.sec.gov. Filed reports by the Company may be viewed at the SEC Edgar filing website to which the Company's homepage website is directly linked. Information on the Company's website is not deemed to be incorporated by reference into this report except as otherwise specifically listed within this report.

     B. PHS GROUP (Grocery & HBA Operations)

     PHS Group heading the principal business of the Company representing 97% of total revenues, is involved in the purchase of name brands grocery and Health and Beauty Aids (HBA) products and their further resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base consists of the distribution of nationally branded consumer products in the grocery and HBA sectors and wholesale distribution of grocery items predominantly in the United States, Canada, and other international markets. Reference is made to the financial statements, schedules, and notes to financials wherein more specific disclosure is presented regarding amounts of revenues derived from foreign sales as compared to domestic.Distribution of such products is directed to major retailers and wholesalers from major U.S. and Canadian consumer product manufacturers and distributors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates on what it perceives to be the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     PHS conducts its business through its sales offices in New York. The Company maintains its information system and warehousing operations in Long Island, NY. PHS services over 1000 outlets in the northeastern quadrant of the United States and Canada. PHS utilizes leased trucks in addition to consigning common carriers for overflow sales.

     In the third quarter of 2006 PHS entered the private label grocery market specializing in the distribution of baking mixes and spices to national chains on a proprietary basis. PHS hopes to develop private label programs for national accounts by creating proprietary baking mix products and spice planograms specifically designed for retail need.

     C. GRAN RESERVE CORPORATION (Cigar Sector).

     GRC owns multiple internet domains including Cigargold.com, cigarsaroundtheworld.com and affiliations. GRC focuses on sale of a mix of brand name and private label premium cigar items and cigar related accessories and markets them through these sties. GRC also manages the internet sales of Beautybuys.com which are less than 5% of overall online sales.

     GRC cigar operations include two businesses. This segment includes Cigars Around the World (CAW) and CigarGold. Cigars Around the World (CAW) was acquired in June of 2003. That Company sells premium cigars to Hotels, Restaurants, Casinos, PGA Clubs and other leisure related destinations. CAW was founded by Bill Rancic, initial winner of the NBC show The Apprentice. Mr. Rancic serves on the Board of Directors of Synergy Brands. CAW sells, its cigars, in large part in customized retail displayed humidors that it provides to its customers. CAW also has its own retail website that operates under the name www.CigarsAroundTheWorld.com. Its displays range from counter top humidors to Walled Display units. CAW also organizes events such as cigar dinners and merchandising opportunities within its destinations.

     CigarGold (CG) is the Company's main cigar online unit. CG sells premium cigars online to retail customers throughout the United States. It has a selection of over 1000 products, which include brand-name hand made premium cigars and cigar accessories as well as private label and proprietary products. CigarGold operates under the domain name: www.CigarGold.com.

     The Company through its websites also offers information on a variety of cigars and cigar related products as well as content, including cigar news and events and editorials, and sale of an array of cigars and cigar products of both proprietary labels and other popular brands. The Company also markets humidors, and sells golf oriented gifts and apparatus.

     The Company has a long-term lease in Miami, Florida for storage of its entire cigar inventory in a custom designed humidor warehouse. CigarGold's web site adds convenience to customer and potential customer shopping by being open and available 24 hours a day, seven days a week for access from anywhere that a consumer has internet access. A significant portion of CigarGold's web site design is proprietary and CigarGold has had the site designed and has developed the site to accommodate specific marketing and record keeping requirements to enhance their customer service.

     CG utilizes a computerized database management system that collects, integrates and allows analysis of data concerning sales, order processing, procurement, shipping, receiving, inventory and financial reporting. The system is designed such that at any given time, Company executives can determine the quantity of product stored by item, cost by item, aging and other characteristics necessary for expeditious fulfillment and distribution. A network system of the Company's office and warehousing facilities allows for online assessment and transactional reporting capabilities. It is the Company's policy that all consumer orders are shipped from the Company's warehouse within 3 days of order placement. GRC maintains an inventory on approximately 95% of its product mix; the other 5% is purchased on a just-in-time basis. The distribution facility has sufficient space to handle the Company's anticipated growth in this area of product sales. After an order is shipped, customers can view order tracking information through a customized profile for each customer.

     As customers use the CG web site, they provide CG with information about their buying preferences and habits. CG then can use this information to develop personalized communications and deliver useful information, special offers and new product announcements to its customers. In addition, CG uses e-mail to alert customers to important developments and merchandising initiatives.

     CG competes with many and varied sources for cigar products in a small but affluent market which is highly fragmented and which has to date a small on-line presence. No single traditional retailer to the Company's knowledge competes against the Company in all of its product lines and there is an array of developed e-commerce cigar sites. The largest competitor, JR Cigars has developed an e-commerce web site for its product sales as an adjunct to their traditional brick and mortar retail stores and catalogue sales.

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

     Many of the Company's off-line and online competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than CG. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate needs, which the Company and other online sites may not be able to do.

     In FY 2007 the Company desires to and will likely continue implementation of plans to expand on its online partnerships for all its product offerings and expand CAW retail store operations.

     The second business area of this segment within the Company's B2C sector is sale directly to the consumer of salon products on-line through Beautybuys.com and other on-line partnership affiliations. This latter online unit operates at www.BeautyBuys.com. BeautyBuys.com sells salon hair products directly to the retail consumer.

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

     E. MAJOR CUSTOMERS.

     During the year ended December 31, 2006, sales to three customers accounted for 21%, 16% and 12% of the Company's total sales and in 2005 sales to three customers accounted for 12%, 11% and 10% of total sales. These major customers relate to the grocery logistics business within the Company's PHS Group (grocery and HBA operation) sector.

     F. INFORMATION SYSTEMS AND WEBSITE TECHNOLOGY FOR INTERNET SALES.

     The various web sites established for sale of the Company's products are of multi-tier construction to allow for ease of administration and record keeping. Behind the screen not visible to the consumer when visiting the Company's various product category websites are internet based marketing and accounting information programs to allow the Company to review interest shown in its websites and account for sales made there from. The Company also maintains its own websites regarding information on the Company as a public entity and its various business interests. The Company's home page website is linked directly to the SEC Edgar based listing of all Company SEC filings where further Company information disclosure as required by the SEC is contained including reference to and listing of various Company committee charters and disclosure policies which charters and policies should also be accessible by link from the Company's website at www.sybr.com. Internet sites presently available regarding Company business and product sales are:

                                 BeautyBuys.com
                                SynergyBrands.Com
                                  DealbyNet.com
                 Perx.com (managed by Interline Travel & Tours)
                                    SYBR.com
                                  CIGARGOLD.com
                            CigarsAroundtheWorld.com

     The Company's website design work is proprietary. It was developed to accommodate the specific marketing and record keeping requirements of the Company. State-of-the-art technology is utilized in site design, tracking systems, hosting and affiliated programs. The Company strives through internal development efforts to create and enhance its specialized, proprietary software that the Company believes is unique to its Business.

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

     The Company's proprietary internet technology and that independently developed as utilized by the Company does focus on and gives protection for customers and supplier privacy concerns.

     The Company also maintains a Virtual Private Network (VPN) and intranet system. This network allows for real time sales and order processing across to Company's regional offices and warehouses. The network has been customized for logistics, warehousing accounting, management information systems, and distribution.

     G. SEASONALITY

     Sales by PHS Group and presently Proset usually peak at the end of a calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarter end and as a result reduced product costs may increase sales.

     Cigar product sales also increase during holiday periods and summer months, as well as around special sporting events. In particular sales are stronger before Father's Day, the summer golf season and the Christmas holiday season.

     H. SHIPPING AND HANDLING

     Products sold on a Business to Business basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by leased trucks and common carriers. All direct customer orders are consolidated in Company leased fulfillment facilities; then packed and shipped to the customer usually within 3 to 7 days mainly by UPS. Approximately 95% of direct customer product inventory is in warehouse stock and 5% is purchased by the Company on an as needed "just in time" basis. The Company is dependent on common carriers and truck leases but also has acquired a fleet of trucks leased and operated directly by the Company. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers utilized by the Company are prevented from or delayed in utilizing transportation lanes, the Company may incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. Trucking expenses are regulated by the cost of fuel and destination lanes. Increasing fuel prices can cause an increase in shipping rates. The Company attempts to pass along these charges through a fuel surcharge. This charge cannot be passed to the customers on all occasions.

     I. TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various trademarks and tradenames, and domain names in its internet business. The Company has obtained a wholesale controlled substance license through the Drug Enforcement Agency (DEA). The Company has domestic rights to the "Suarez Gran Reserva", "Breton Legend", "Breton Vintage", "Anduleros", "Don Otilio","Alminante" "Nativo" "Ditka" and various other trade names in marketing of premium handmade cigars. GR also owns and utilizes in its cigar distribution business the following trade names:
CigarGold, Netcigar, GoldCigar, Cigars Around The World and Cigar Kingdom. PHS is the dominant tradename utilized by the Company in its other business sectors. PHS also has exclusive distributorship rights in the Dominican Republic for "Fitti" diaper brand.

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

     The Food and Drug Administration (the "FDA") has determined that nicotine is a drug and has asserted that it has jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. FDA jurisdiction is also the subject of current federal legislation which will, if and when enacted, codify much of the past regulatory scheme established for tobacco products and as agreed in settlement agreements reached with the tobacco industry to avoid the myriad of lawsuits filed. In the Fall of 2004, the U.S. Senate considered legislation that would grant the FDA authority to regulate tobacco products. Among other things, the legislation called for the prohibition of free samples and self-service displays. The proposed legislation also limited certain advertising and labeling to a text only format and called for a ban on the sale or distribution of non-tobacco items that bear tobacco brand names, such as hats and t-shirts, and would have restricted sponsorship of events to corporate name only. In addition, the FDA was to be empowered to adopt rules regarding the manufacture, ingredient content, and pre-approval of tobacco products. The proposed legislation passed the US Senate, but failed to garner sufficient support in the House of Representatives and was not enacted into law. There remains uncertainty as to whether the U.S. Congress can gain passage of legislation in the future to permit the FDA to regulate tobacco as outlined above or to permit the FDA to regulate tobacco in a different manner. In 2004, Congress passed legislation to eliminate the federal price support system for tobacco farmers and, in its place, provided an estimated US $10.1 billion buy out of tobacco farmers over the next 10 years. The buy out will be funded by quarterly assessments on tobacco manufacturers. Even within this legislation however cigar products are not included but there is no assurance that they may not be included in these or similar regulations in the future. There has been an increased pressure on Congress to enact legislation that would ease State efforts in the collection of taxation on cigarette sales. Although cigar sales are not currently included in the recent regulatory initiatives there may be future action against cigar companies which could have material adverse effect on the Company's business. Recently the US Bureau of Alcohol Tobacco Firearms and Explosives, the major credit card companies and State attorneys general reached agreement to disallow use of credit cards for cigarette purchases over the internet across State lines and to take action against Internet Sellers that authorities identify as violating State and Federal laws regulating cigarette sales. New York was the first State to ban Internet cigarette sales totally. Further States may likely follow suit. Those bans are based both on tax evasion issues and underage purchasing concerns. Such treatment of tobacco product tax issues is not a new phenomena however but a revisiting of and more active promotion of the federal Jenkins Act which originated in 1949 to address interstate tax issues regarding tobacco sales through use of United States mail. Cigars are not specifically included in the FDA's regulations. Present tobacco regulations which do appear applicable to cigars in addition to focusing on cigarettes are the prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 who requests purchases of tobacco products, and requirement that cigars carry warning labels similar to those contained on cigarette packages which Cigar companies are now required to display clearly and permanently on packages, in print ads, on audio and video ads, on point of purchase displays and on the Internet.

     In addition, as of January 2007, twenty-two states have legislation mandating, in varying degrees, the prohibition of smoking in certain public places. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Numerous proposals also have been considered at the state and local level restricting smoking in certain public areas, regulating point of sale placement and promotion and requiring warning labels.

     Consideration at both the federal and state level also has been given to consequences of tobacco on others that are not presently smoking (so-called "second-hand" smoke). A 2006 U.S. Surgeon General Report ("The Report") detailed the adverse physical impacts of second-hand smoke; thereby invalidating the contention that smoking in public is a "victimless crime." The Report has been a propelling factor in the expansion of anti-smoking legislation.

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

     Tobacco products also are subject to certain state and local taxes. An example is the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, children's health and development concerns at the state level. The majority of states now impose excise taxes on cigars. In certain of the states without tobacco taxes proposals are pending to add such taxes. State cigar excise taxes are not necessarily subject to caps similar to the federal excise tax. At the end of 2006, the Alcohol and Tobacco Tax and Trade Bureau and the Department of Treasury have proposed rule changes to the classifications and labeling of cigars and cigarettes in an effort to reduce possible revenue losses due to misclassification. The rule changes attempt to clarify the classification criteria. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

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

     The Company is not aware of government regulation directly related to internet sales different from that applicable to traditional marketing but immense interest has been indicated on policing the internet focusing on contact and access but the nature of the products marketed by the Company over the internet does not appear to involve any of such concerns beyond product labeling and advertising content which would apply regardless of the medium in which the products are sold except for developing limitations on internet sales of tobacco products as aforementioned herein. The Company is subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at various levels of government and it is possible that such laws and regulations will be adopted. These laws and regulations focus on issues such as user privacy, freedom or expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet such as the U.S. Digital Millennium Copyright Act have begun to be interpreted by the courts and implemented but their applicability and scope remain somewhat uncertain. The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce business such as that operated by the Company is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce. The application of existing, new, or future laws could have adverse effects on the Company's business. Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish the Company's opportunity to derive financial benefit from its business activities. In December 2004, the U.S. Federal Government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. Current legislation before Congress, the Permanent Internet Tax Freedom Act of 2007, proposes to permanently extend the moratorium on discriminatory taxes for Internet purchases. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on the Company's income or from collecting taxes that are due under existing tax rules. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court's Quill decision, which limited the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision could harm the Company's business. For further discussion of other present and potential government regulation of the Internet see "Forward Looking Information and Cautionary Statements No.22 Government Regulation of the Internet and E-Commerce is Evolving and Unfavorable Changes Could Harm the Company's Business" infra.

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

     1. THE COMPANY HAS INCURRED OPERATING LOSSES, HAS MATERIAL DEBT, AND HAS BEEN AND IS RELIANT UPON FINANCING TO EXTEND CREDIT TO ITS CUSTOMERS.

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

     THE COMPANY HAS SIGNIFICANT INDEBTEDNESS

     As of December 31, 2006, the Company had long-term indebtedness of $2.0 million. Although the Company made debt principal reduction payments over the last three years, it may incur substantial additional debt in the future, and in any event a significant portion of the Company's future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on its indebtedness. The Company's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in its business and competition; and to react in the event of an economic downturn. There is no guarantee that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or obtain funds for required payments, or it we fail to comply with covenants in its indebtedness, the Company will be in default. In addition, the Company may not be able to refinance its indebtedness on terms acceptable to the Company, or at all.

     Due to the Company's historical losses, its evolving business model, and the unpredictability of its industries, the Company may not be able to accurately forecast its rate of continued growth. The Company bases its current and future expense levels and its investment plans on estimates of future net sales and rate of growth. Its expenses and investments are to a large extent fixed, and the Company may not be able to adjust its spending quickly enough if its net sales fall short of its expectations.

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

     5. COMPETITION.

     The Company is subject to competition in all of its various product sale businesses. While these industries may be highly fragmented, with no one distributor dominating the industry, the Company is subject to competitive pressures from other distributors based on price and service and product quality and origin which reduces the gross profit and may increase inventory risk.

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

     7. POSSIBLE LOSS OF NASDAQ SMALL CAP LISTING.

     Synergy's qualification for trading on the NASDAQ system is presently and has in the past been questioned, the focus being on the market quotes for the Company's stock, the current bid price presently being and having for a time in the past been reduced below the applicable minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified in the past that stockholders' equity had fallen below minimum applicable NASDAQ continued listing standard of $2,500,000. NASDAQ has established, and the Commission has approved, certain maintenance requirements to which the Company must adhere to remain listed, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy had been below $1.00 in the past and the Common Stock has remained on the NASDAQ Small Cap System because Synergy had complied with alternative criteria which are now eliminated under the new and revised NASDAQ rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ System and thereafter trading would likely be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." The Company is presently under warning from NASDAQ to better conform by evidencing and maintaining a bid price at or better than $1 or chance being delisted. (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" supra for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Small Cap System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks", including what the Company believes to be stringent disclosure rules very different from NASDAQ trading practice procedures. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers might be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time. The Company is hopeful of experiencing an increase in its bid price in conformity with applicable NASDAQ listing standards within the time limitations instructed by NASDAQ administration. The Company has also achieved and is confident of maintaining a level of Stockholders' equity above $2,500,000. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

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

     23. TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

     In the U.S., the Company does not collect sales or other similar taxes on goods sold through the Company's internet websites. The Internet Tax Freedom Act of 1998, (extended through November 2003 and internet access tax prohibitions though November 1, 2007), prohibits the imposition of new or discriminatory taxes on electronic commerce by United States federal and State taxing authorities except for taxes caused by nexus of the Seller of the goods in the State. Sales to customers in such States may be taxable, but to date no such taxes have ever been collected by the Company. The Company notes that there is currently Congressional legislation pending, the Permanent Internet Tax Freedom Act of 2007, which is intended to amend the Internet Tax Freedom Act of 1998, thereby placing a permanent moratorium on multiple and discriminatory taxes on electronic commerce and Internet access taxes. Said amendment is currently being considered by the Committee on the Judiciary and the Committee on Commerce, Science, and Transportation in the U.S. House of Representatives and Senate, respectively. Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of States, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, the Company could be required to collect sales and use taxes. The imposition by State and local governments of various taxes upon Internet commerce could create administrative burdens for the Company and could decrease its future sales. The status of the prohibition is uncertain and States have attempted to impose sales and use tax, often successfully mainly based upon the nexus of the retailer with the State imposing the tax on customers in that State. A number of proposals have been made at the State and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted and not in conflict with federal prohibitions, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. There has been recent activity in attempts to increase enforcement of the federal Jenkins Act, which requires persons whom engage in the sale of cigarettes and smokeless tobacco in interstate commerce to report said sale to the buyer's state tobacco tax administrator. A 2003 U.S. Government Accounting Office report found that a significant number of Internet cigarette vendors fail to comply with the Jenkins Act. Although the Jenkins Act and subsequent bills have sought the increased collection of state cigarette taxes, cigars remain outside the scope of the regulation. However, the Company cannot predict the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, or local or regulatory body, and there can be no assurance that any such legislation or regulation would not have material adverse effect on the Company's business. In addition, non-U.S. countries may seek to impose service tax (such as value-added tax) collection obligations on companies that engage in or facilitate Internet commerce. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the sale of merchandise could impair its revenues and its ability to acquire and retain customers.

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

     28. INTERNATIONAL BUSINESS RISKS.

     The Company deals with Companies not located in the United States. Although almost all business activity is conducted in United States Dollars, The Company may be subject to currency risks. The Company has significant assets outside the United States and therefore may be subject to international risks that are not under the jurisdiction of U.S. Laws. In 2006 the Company had transactions with Companies located in Canada, China, Dominican Republic, Colombia, Italy and Israel.

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

     During the fourth quarter of 2006 no matters were submitted for shareholder approval.

                                     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on NASDAQ Small Cap Market under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYB". The high and low sales prices in the NASDAQ Small Cap Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

COMMON STOCK

Quarter Ended               High             Low       Close
-------------             -------         -------      ------
March 31, 2005              3.71            2.08       2.39
June 30, 2005               2.95            1.62       2.10
September 30, 2005          2.85            1.85       2.07
December 31, 2005           2.66            1.68       1.85
March 31, 2006              1.97            1.22       1.38
June 30, 2006               1.45            1.00       1.12
September 30, 2006          1.17             .93       1.04
December 31, 2006           1.35             .81        .93

     On March 30, 2007, the Company had approximately 3200 shareholders of record.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future. The Company does pay a dividend on its preferred stock. There are no unexercised stock options outstanding.

     The Company is under present warning from NASDAQ administration to achieve and maintain a bid price for its Common Stock above $1 or chance being delisted (see further explanations at Risk Factor 7 "Possible Loss of NASDAQ Small Cap Listing," supra).

     The Company has authorized stock of 15,000,000 shares divided into 14,000,000 Common Stock $.001 par value, 100,000 shares of Class A Preferred Stock par value $.001 and 900,000 shares of Class B Preferred Stock, 500,000 shares of which are designated Series A Class B Preferred.

     Refer to the Company's Consolidated Statement of Changes in Stockholders' Equity in the Company's audited financial statements included in this report for information on issuances of equity securities during fiscal year 2006. These issuances were made either under exemption from registration allowed under
Section 4 (2) or Regulation D of the Securities Act of 1933 as amended.

     ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from the Company's financial statements. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Plan of Operations.


                               SYNERGY BRANDS INC
                             SELECTED FINANCIAL DATA


                             YEAR ENDED DECEMBER 31,

                                                      2006           2005          2004         2003       2002
CONSOLIDATED STATEMENT OF OPERATIONS:
NET SALES                                          $71,759,908    $63,350,182   $52,781,221  $36,869,471 $29,003,459

COST OF SALES
COST OF PRODUCT                                    $65,631,282    $58,403,752   $48,701,653  $33,707,053 $27,181,698
SHIPPING AND HANDLING COSTS                         $1,169,381       $940,316      $770,723     $697,524    $438,754
                                                   $66,800,663    $59,344,068   $49,472,376  $34,404,577 $27,620,452

GROSS PROFIT                                        $4,959,245     $4,006,114    $3,308,845   $2,464,894  $1,383,007

OPERATION EXPENSES
ADVERTISING AND PROMOTIONAL                           $234,582        $62,255      $150,181      $91,634    $464,638
GENERAL AND ADMINISTRATIVE                          $4,052,762     $3,701,271    $3,322,686   $2,554,979  $2,588,520
DEPRECIATION AND AMORTIZATION                         $245,085       $314,545      $448,570     $479,500    $425,093
                                                    $4,532,429     $4,078,071    $3,921,437   $3,126,113  $3,478,251

OPERATING PROFIT(LOSS)                                $426,816       -$71,957     -$612,592    -$661,219 -$2,095,244

OTHER INCOME(EXPENSE)
INTEREST INCOME                                       $147,533       $102,644        $4,610      $13,913     $26,695
OTHER INCOME(EXPENSE)                                 -$22,039       -$20,469       $33,795     $300,420    $521,267
EQUITY IN EARNINGS OF INVESTEE                        $227,054        $56,311      $172,224      $92,424     $67,717
INTEREST AND FINANCING EXPENSES                    -$2,050,856    -$1,513,406   -$1,320,608    -$490,146   -$150,943
                                                   -$1,698,308    -$1,374,920   -$1,109,979     -$83,389    $464,736

LOSS BEFORE INCOME TAXES                           -$1,271,492    -$1,446,877   -$1,722,571    -$744,608 -$1,630,508

INCOME TAX EXPENSE                                     $43,976        $82,325       $34,604      $30,457     $22,347

LOSS FROM CONTINUING OPERATIONS                    -$1,315,468    -$1,529,202   -$1,757,175    -$775,065 -$1,652,855

LOSS FROM DISCONTINUED OPERATIONS                  -$1,358,478    -$1,029,043     -$219,204    -$499,957   -$833,372

INCOME TAX EXPENSE                                        $986         $2,533                     $2,201        $340

LOSS FROM DISCONTINUED OPERATIONS                  -$1,359,464    -$1,031,576     -$219,204    -$502,158   -$833,712

NET LOSS                                           -$2,674,932    -$2,560,778   -$1,976,379  -$1,277,223 -$2,486,567

DIVIDEND-PREFERRED STOCK                              $356,500       $317,333      $156,375      $78,000

NET LOSS ATTRIBUTABLE
TO COMMON STOCKHOLDERS                             -$3,031,432    -$2,878,111   -$2,132,754  -$1,355,223 -$2,486,567

BASIC AND DILUTED NET LOSS PER COMMON
SHARE FROM CONTINUING OPERATIONS:                       -$0.33         -$0.48        -$0.87       -$0.52      -$1.27

BASIC AND DILUTED NET LOSS PER COMMON
SHARE FROM DISCONTINUED OPERATIONS:                     -$0.27         -$0.27        -$0.10       -$0.30      -$0.64

BAISIC AND DILUTED NET LOSS PER COMMON SHARE            -$0.60         -$0.75        -$0.97       -$0.82      -$1.91

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                   5,080,323      3,820,061     2,209,371    1,652,019   1,302,042


CONSOLIDATED BALANCE SHEET DATA:
WORKING CAPITAL                                     $9,285,585     $4,967,712    $4,058,275   $2,245,956  $1,488,699
TOTAL ASSETS                                       $20,867,796    $17,352,638   $16,706,423  $10,992,645  $5,871,669
LONG TERM OBLIGATIONS                               $7,797,566     $2,668,691    $1,196,241     $788,162    $342,750
TOTAL SHAREHOLDERS' EQUITY                          $5,660,250     $6,932,701    $6,573,057   $2,943,832  $2,082,537


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OFOPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands Inc. (SYBR or the Company) is a holding company that principally operates through a wholly owned subsidiary, PHS Group Inc. ("PHS") in the wholesale distribution of nationally known brands and proprietary private label Groceries and Health and Beauty Aid (HBA) products as well as wholesale luxury goods. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers and has begun focusing on the grocery private label market in FY 2006. The Company uses logistics based distribution programs to optimize its costs on both wholesale and retail levels.

     The Company also owns a wholly owned subsidiary Gran Reserve Corporation that principally operates in the wholesale, retail and online sales of Premium hand made cigars and accessories.

     The Company also owns 20% of the outstanding common stock of Interline Travel and Tours, Inc. (aka: PERX.com). PERX provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. PERX is believed to be the largest Company in this sector of the travel industry. Information on PERX can be found at www.perx.com. The Company believes that its capital investment in this unique travel company should provide for material future capital appreciation. Synergy Brands does not manage PERX's day-to-day operations.

     For further information please visit the Company's corporate website at www.sybr.com.

     PHS GROUP (GROCERY & HBA OPERATIONS)

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest business segment of the Company's business operations, representing about 97% of the overall Company sales and 88% of gross profit. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to better plan for the needs of its specific customers and at the same time benefit the manufacturer as the direct supply source and in turn increase sales to its customers at optimized pricing through this unique strategy. PHS concentrates on what it perceives to be faster moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues,
Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby. The second business segment within the Company's sector wherein PHS participates was previously Proset Hair Systems (Proset) but Proset discontinued its operations in the 4th quarter of FY 2006 as further discussed infra.

     In the third quarter of 2006 PHS entered the private label grocery market specializing in the distribution of baking mixes and spices to national chains on a proprietary basis. PHS hopes to develop private label programs for national accounts by creating proprietary baking mix products and spice plan-o-grams specifically designed for particular retail needs. PHS further hopes to expand its grocery distribution business by complementing the distribution of its promotional grocery and HBA items with higher margin secondary items that would blend a higher margin into PHS operations.

     GRAN RESERVE CORPORATION (PREMIUM CIGAR OPERATIONS)

     The Company's premium cigar operations are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses (under the business names stated)

         o Cigars  Around the World (CAW) sells premium  cigars to  restaurants, hotels, casinos, country clubs and many other leisure related destinations. This company was acquired in June 2003. CAW opened a retail store and lounge in Miami Lakes, Florida selling premium cigars and accessories in March 2006 as well as established and furthered a web site related to its operations, www.cigarsaroundtheworld.com.

         o CigarGold.com sells premium cigars through the Internet directly to the consumer and through partnership online affiliations.

         o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet and through partnership online affiliations.

     CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006
         AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS



                                         OPERATING                       OPERATING AND
                                         SEGMENTS                      CORPORATE SEGMENTS

Y/E 12/31/2006
Revenue                                 $71,759,908       13.27%            $ 71,759,908      13.27%
Gross Profit                              4,959,245       23.79%               4,959,245      23.79%
SG&A                                      2,896,658       -5.48%               4,287,344      13.92%
Operating Profit                          1,894,202      145.30%                 426,816     693.15%
Net Profit (loss) from
 continuing operations attributable
  to common shareholders                    468,424      184.05%              (1,671,968)     -9.45%
Per share continuing operations                0.09                                (0.33)
Net loss from discontinued
 operations                                                                   (1,359,464)     31.79%
Per share discontinued operations                                                  (0.27)
Net loss attributable
 to shareholders                                                              (3,031,432)      5.33%
Net loss per common share                                                          (0.60)
Interest and financing expense            1,403,739        8.20%               2,050,856      35.50%

   Y/E 12/31/2005
Revenue                                 $63,350,182                         $ 63,350,182
Gross Profit                              4,006,114                            4,006,114
SG&A                                      3,064,639                            3,763,526
Operating Profit (loss)                     772,194                              (71,957)
Net Profit (loss) from
 continuing operations attributable
  to common shareholders                   (557,289)                          (1,846,535)
Per share continuing operations               (0.14)                               (0.48)
Net loss from discontinued
 operations                                                                   (1,031,576)
Per share discontinued operations                                                  (0.27)
Net loss attributable
 to shareholders                                                              (2,878,111)
Net loss per common share                                                          (0.75)
Interest and financing expense            1,297,348                            1,513,406


     SYNERGY BRANDS

     Synergy Brands is a holding Company that operates through its two current segments as previously referred to and described herein. Synergy discontinued its Proset segment in the fourth quarter of 2006. In order to better understand the results of operations, each present segment is analyzed respectively and the discontinued operations summarized with the financial details thereof included as are relevant to discussion of past performance.

     Overall revenues increased by 13% to $71,759,908 for the year ended December 31, 2006, as compared to $63,350,182 for the year ended December 31, 2005. The largest percentage increase was in the Company's grocery and HBA operations conducted through its wholly owned subsidiary PHS Group. The Company's grocery operation continued to develop additional vendor relationships in the grocery and HBA businesses as well as developed a Private Label grocery business offered to U.S. and Canadian customers.

     Overall gross profit increased by 24% to $4,959,245 for the year ended December 31, 2006 as compared to $4,006,114 for the year ended December 31, 2005. During the latest annual period the Company invested in its direct store delivery (DSD) operation as well as private label grocery distribution, which have contributed to higher gross margins as compared to the prior fiscal year.

     Overall Selling General and Administrative expenses (SGA) increased by 14% while revenues increased by 13% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The largest subsidiary of the Company, PHS Group, decreased its SGA expenses by 3% to $2,161,320 for the year ended December 31, 2006 as compared to $2,211,290 for the year ended December 31, 2005. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rose, sales commissions and certain operating expenses resulting from sales increased commensurately.

     The overall net loss attributable to Common Stockholders of the Company was $3,031,432 for the year ended December 31, 2006 as compared to a net loss of $2,878,111 for the year ended December 31, 2005. Interest and financing costs represents approximately 68% of the total loss. The reasons for the increase in net loss the Company attributes in significant part to a charge of $1.35 million incurred by the Company in connection with discontinuing Proset's operations and $655,020 in non-cash charges. Corporate expenses such as legal, accounting, corporate employees and regulatory costs as well as depreciation costs primarily represent the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company is and will likely continue to be required to comply with those and additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the year ended December 31, 2006 totaled $1,390,686, which include legal, accounting, corporate employees, and regulatory expenses as compared to $698,887 for the year ended December 31, 2005. The operating segments of PHS Group and Gran Reserve Corporation are further analyzed herein as relate to the operating performance of the Company as well there following herein a discussion relating to discontinuing Proset operations.

     Below is a summary of the results of operation by segment:

     PHS Group: (Grocery and HBA operations)

     Synergy's Grocery and HBA business improved its operation through an expansion of its DSD and private label wholesale and distribution operations. Sales improved by 14% to $69.8 million and operating profit increased by 83% to $2.2 million. PHS represented 97% of the Company's overall revenues and provides most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its DSD operations, expand its private label programs, and increase its international sales which are anticipated to help continue its direction toward greater profitability.

     GRAN RESERVE CORPORATION (Cigar operations)

     Gran Reserve segment operations headed by GRC consist of subcategories www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com, and the retail store operation in Miami Lakes, Florida as well as online partnership programs such as www.Overstock.com and www.Google.com. The principal operation has been relocated in March 2006 to a 6,000 square foot facility in Miami Lakes, Florida, which handles order flow for the operation as well as retail operations. Sales for this segment during this period increased by 1% to $1.9 million while operating loss was reduced by 29% to $303,418. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2007. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2007. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may be shifting the Cigar business to be a complete destination business as opposed to a leisurely activity which GRC has commenced focus upon through its retail store operations.

     Corporate Expenses:

     The Company's allocation to corporate expenses increased by 99% to $1,390,686. Corporate expenses represent 32% of overall operating expense of the Company. The Company relates the increase in expenses to higher legal, corporate employees, regulatory and accounting expenses as well as management allocations to corporate costs. Operating expenses for all operations including corporate expenses totaled $4.3 million in FY 2006.

     Below is a detailed review of the Company's performance.

     In order to better understand the Company's financial historical status and performance a discussion of the Company's segments and their respective financial results follow;

     PHS GROUP (Grocery and HBA operations)

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States , as well as in Canada. PHS constitutes the largest segment of the Company's operations from a financial prospective, representing about 97% of the overall Company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply which in turn is designed to increase sales to its customers through this unique focus. PHS concentrates on what it perceives to be the fastest moving consumer product items and uses promotional savings to streamline and reduce their sale prices. PHS focuses on approximately 1,000 products manufactured by the top Grocery and HBA Companies in the United States and as a result the Company believes that they have a competitive advantage in comparison to the traditional wholesaler, which may concentrate on over 10,000 different items.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                  PHS Group          CHANGE
Year ended December 31, 2006
Revenue                                            69,840,886        13.65%
Gross Profit                                        4,370,869        27.66%
SG&A                                                2,161,320        -2.66%
Operating Profit (loss)                             2,197,620        83.16%
Net Profit (loss)                                     779,634       797.45%
Interest and financing expenses                     1,403,739         8.20%

Year ended December 31, 2005
Revenue                                            61,450,467
Gross Profit                                        3,423,960
SG&A                                                2,211,290
Operating Profit (loss)                             1,199,866
Net loss                                             (111,784)
Interest and financing expenses                     1,297,348

     PHS increased its revenues by 14% to $69.8 million for year ended December 31, 2006 as compared to $61.4 million for the year ended December 31, 2005. The increase in PHS business is attributable by the Company to the utilization of additional vendors, development of a private label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains located in the United States and Canada, and organic growth in sales to its customers in the Northeastern Section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased to 6.3% in 2006 compared to 5.6% at December 31,2005. In 2006, several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its profit margin. As an example, special packaging was created for Folgers, Marcal paper, Crest displays as well as Gain Detergent among others, with unique retail display features, that PHS has been able to strongly promote during FY 2006 as opposed to marketing those products for normal replenishment. The Company believes that promotional displays allow PHS to sell better mixes of product as well as introduce new items in combination with regularly stocked items. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. However, the Company is dependant on promotional allowances and any material changes to manufacturers' allowances will likely have a material adverse effect on the Company's operating results. Net profit for this segment was $779,634 for the year ended December 31, 2006 as compared to a loss of $111,784 for the year ended December 31, 2005.

     GRAN RESERVE SEGMENT INFORMATION OF OPERATING BUSINESSES

                                              GRC            CHANGE
Year ended December 31, 2006
Revenue                                       1,919,022         1.02%
Gross Profit                                    588,376         1.07%
SG&A                                            735,338       -13.83%
Operating Profit(loss)                         (303,418)      -29.05%
Net Profit(loss)                               (311,210)      -30.14%
Year ended December 31, 2005
Revenue                                       1,899,715
Gross Profit                                    582,154
SG&A                                            853,349
Operating Profit(loss)                         (427,672)
Net Profit(loss)                               (445,505)

     The Company's direct to consumers activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

         o Cigars  Around  the World  markets  premium  cigars  to  restaurants, hotels, casinos, country clubs and many other leisure related destinations. This company was acquired in June 2003. (www.cigarsaroundtheworld.com)

         o CigarGol.com markets premium cigars through the Internet directly to the consumer. (www.cigargold.com)

         o GRC opened its first retail store in Miami Lakes, Florida in March, 2006. The store is expected to be an extension to the CAW operation with the store called Cigars Around the World.

         o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet. (www.beautybuys.com)

         o The Company's direct to consumers websites are also expected to generate revenue through affiliates and partnership agreements such as www.overstock.com, www.google.com and paid links.

     Cigars Around the World (CAW), a wholly owned subsidiary of Synergy Brands, Inc. (NASDAQ: SYBR), officially opened its first retail outlet and cigar club in Miami Lakes, Florida, on March 4, 2006. The 6,000 square-foot facility, located at 15804 57th Ave, in Miami Lakes features more than 1,000 unique cigars that include brand name, hand made premium cigars as well as Gran Reserve Corp's
(GRC) proprietary brands as well as Cigar Accessories. The entire facility is temperature and humidity controlled and designed so that all the Cigars can be viewed in a total store experience. In addition, the store houses a Cigar Lounge with presently Free satellite TV and Free Wireless Internet designed to enhance the customer's Cigar smoking and shopping experience. CAW expects to use this facility for Radio remotes for special events, seminars on upcoming news in the Cigar world, and other organized events for its members benefits.

     CAW features top selling Cigar brands which include Macanudo, Partagas, Montecristo, Cohiba, Arturo Fuentes-Opus X, Hemingway, Padron, Punch, Romeo y' Julietta, Suarez Gran Reserve, Davidoff, Ashton, Mike Ditka and Breton labels among others. The store also offers premium brands of upscale accessories. All the products in the store are available nationally on the Store's website www.CigarsAroundTheWorld.com.

     Bill Rancic, founder of CAW at www.CigarsAroundTheWorld.com and Donald Trump's first "Apprentice" on the popular NBC-TV program, was on hand for the store's grand opening. One of the attractions of the new store is the membership program, which enables club members to rent a climate-controlled locker to keep their personal cache in an optimally controlled temperature and humidity environment. Management believes that the club has the potential to provide an additional revenue stream to the strong sales we continue to see in the cigar division.

     Upcoming events include plans for a Father's Day celebration in the lounge of Cigars Around the World similar to the grand opening. Fathers will be given the special treatment the Company believes that they deserve as well as exceptional discounts on their favorite cigars. CAW plans NFL weekends as the football season starts and a Super Bowl event next year. Based upon this model and the perceived results thereof, CAW is exploring other retail opportunities to expand this concept.

     The store's grand opening celebration received coverage by local media including WSVN-TV, FOX; WPLG-TV, ABC; WAXY-AM, 790 The Ticket; the Miami Herald; the Miami Lakes; and the Miami New Times.

     Revenues in the Company's B2C operation for the year ended December 31, 2006 were $1,919,022 as compared to $1,899,715 for the year ended December 31, 2005. CAW on a current operating basis represented approximately 56% of B2C revenues for the year ended December 31, 2006. Gross profit for year ended
December  31, 2006 was  $588,376  as  compared  to  $582,154  for the year ended
December 31, 2005. The table above provides comparative details for the Company's B2C operation.

     CAW is operating profitably, but the logistical needed for support of the Miami Lakes, Florida operations is consuming much of the segment's resources and thereby slowing it to show a profit at those sales levels. The On-line segment has over 20,000 customers, generates an average order of $100, with over a 50% repeat rate and generates at a 99% fulfillment rate. The Company believes that building its B2C segment brands along with popularity of Bill Rancic, the winner of the ABC show "The Apprentice" should bring the segment effective critical mass.

     DISCONTINUED OPERATIONS

     The Company discontinued Proset's operation in the fourth quarter of 2006 and such discontinuance is reflected in the financial statements hereinafter provided. The prior Proset segment of the Company's business has never been considered a significant component thereof. After review of the relevant components required for measuring the importance of and particulars of the Proset segment, the Company determined that the lessened value to the Company of Proset's revenues (because of the cost factor) did not warrant continuing its operations because such revenues had not become sufficient to sustain the costs of its operations. Proset has not been able to acquire and sell salon hair care products at costs needed to market those products profitably. In addition, Proset's inventory could not be replenished at appropriate levels to accommodate customers' needs as determined by the Company. Proset has continued to operate at a loss and management believed that there is little likelihood of establishing a plan to bring such segment profitable. Management further believes that the expansion of its profitable grocery operations will provide for vertical growth that may require additional capital that would be better invested in PHS operations rather then Proset operations.

     The table below summarizes the financial operations of Proset for the period being discussed.


                                                 Year ended Dec.31, 2006    Year ended Dec. 31, 2005
         Net Sales                                         $1,222,834                    $786,908

         Cost of sales
         Cost of product                                    1,260,694                     867,036
         Shipping and handling costs                          144,772                      98,607
                                                            ----------                   --------
                                                            1,405,466                     965,643

          Gross Profit                                      (182,632)                    (178,735)

         Operating expenses:
          Advertising and promotion                             1,046                         900
          General and administrative                          594,008                     291,134
          Depreciation and amortization                       157,650                     183,420
          Asset impairment charge                             359,353                     293,586
                                                            ----------                   --------
                                                            1,112,057                     769,040

          Operating profit (loss)                         (1,294,689)                   (947,775)

         Other Income (expenses):
          Other income (expenses)                             (1,024)                     (1,035)
          Interest and financing expenses                    (62,765)                    (80,233)
                                                            ----------                   --------
                                                             (63,789)                    (81,268)
         Net loss before income taxes                     (1,358,478)                 (1,029,043)
                                                            ----------                   --------
         Income tax expense                                       986                       2,533
                                                            ----------                   --------
         Net loss from discontinued operations          $ (1,359,464)                $ (1,031,576)
                                                            ----------                   --------

     CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005
                AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS



                                              OPERATING                     OPERATING AND
                                              SEGMENTS                    CORPORATE SEGMENTS

Y/E 12/31/2005
Revenue                                      $63,350,182       20.02%       $ 63,350,182      20.02%
Gross Profit                                   4,006,114       21.07%          4,006,114      21.07%
SG&A                                           3,064,639        9.09%          3,763,526       8.37%
Operating Profit (loss)                          772,194      122.08%            (71,957)    -88.25%
Net Profit (loss) from
 continuing operations attributable
  to common shareholders                        (557,289)     -31.44%         (1,846,535)     -3.50%
Per share continuing operations                    (0.14)                          (0.48)
Net loss from discontinued
 operations                                                                   (1,031,576)    370.60%
Per share discontinued operations                                                  (0.27)
Net loss attributable
 to shareholders                                                              (2,878,111)     34.95%
Net loss per common share                                                          (0.75)
Interest and financing expense                 1,297,348        7.12%          1,513,406      14.60%

   Y/E 12/31/2004
Revenue                                      $52,781,221                    $ 52,781,221
Gross Profit                                   3,308,845                       3,308,845
SG&A                                           2,809,340                       3,472,867
Operating Profit (loss)                          347,703                        (612,592)
Net Profit (loss) from
 continuing operations attributable
  to common shareholders                        (812,821)                     (1,913,550)
Per share continuing operations                    (0.37)                          (0.87)
Net loss from discontinued
 operations                                                                     (219,204)
Per share discontinued operations                                                  (0.10)
Net loss attributable
 to shareholders                                                              (2,132,754)
Net loss per common share                                                          (0.97)
Interest and financing expense                 1,211,107                       1,320,608


     SYNERGY BRANDS

     Synergy Brands is a holding Company that operates through wholly owned segments. In order to better understand the results of operations, each of these segments is analyzed respectively.

     Overall revenues increased by 20% to $63,350,182 for the year ended December 31, 2005, as compared to $52,781,221 for the year ended December 31, 2004. The largest percentage increase was in the Company's B2B (PHS) operations. The Company's grocery operation within this segment continued to develop additional vendor relationships in the grocery and HBA businesses as well as expanding its sales in Canada.

     Overall gross profit increased by 21% to $4,006,114 for the year ended December 31, 2005 as compared to $3,308,845 for the year ended December 31, 2004. The Company invested in its direct store delivery (DSD) operation during this period which have contributed to higher margins as compared to the prior fiscal year.

     Overall Selling General and Administrative expenses (SGA) increased by 8% while revenues increased by 20% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The Company streamlined its operations by centralizing all administrative functions at its corporate offices, reduced staff in its then existing Proset operation through outsourcing, and increased its focus on wholesale distribution as opposed to retail store sales. The largest subsidiary of the Company, PHS Group, increased its SGA expenses by 18% to $2,211,290 for the year ended December 31, 2005 as compared to $1,870,312 for the year ended December 31, 2004. The increase in SGA for PHS group was attributed to a 21% increase in revenues. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues have risen sales commissions and certain operating expenses resulting from sales have increased commensurately.

     The overall net loss attributable to Common Stockholders of the Company was $2,878,111 for the year ended December 31, 2005 as compared to a net loss of $2,132,754 for the year ended December 31, 2004. Interest and financing costs represented 53% of the total loss. The Company believes that the reasons for the increase in net loss relate to one-time non-cash charges. Corporate expenses such as legal, accounting, and regulatory costs as well as depreciation costs represent in significant part the difference between the Company's consolidated results and operating results. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company is and will likely continue to be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the year ended December 31, 2005 totaled $698,887, which include legal, accounting and regulatory expenses as compared to $663,527 for the year ended December 31, 2004.

     Below is a summary of the results of operations by segment:

     PHS Group: (Grocery and HBA Operations))

     Synergy's Grocery and HBA operation (through PHS) improved its operation through an expansion of its Metro NY wholesale operation. Sales improved as between the referenced periods by 21% to $61.4 million and operating profit for this segment increased by 29% to $1.2 million. PHS represented 97% of the Company's overall revenues and provides most of the cash flow for the Company's other segments as well as to cover corporate regulatory expenses. PHS plans to continue attempting to build its Metro NY, operations and increase its international sales to Canada and the Caribbean.

     Gran Reserve Corporation (Cigar Operations)

     Gran Reserve operations of the Company as are the focus of this segment consist of www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com; retail store operation in Miami Lakes, Florida and online partnership programs such as www.Overstock.com and www.Google.com. The principal operation has been relocated to a 6,000 square foot facility in Miami Lakes Florida, which handles order flow for the operation as well as retail operations. Sales as between the referenced periods deceased by 7% to $1.9 million while operating loss was reduced by 27% to $427,672. Revenues were reduced due in material part to Hurricane Wilma, which disrupted operations in the fourth quarter of 2005. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC planned its retail outlets to act as its hubs for expansion in FY 2006 and beyond. The combination of online sales as well as retail store sales, as expected was a good part of the focus for growth in FY 2006. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may have contributed to a likely shift in the Cigar business to a complete destination business as opposed to a leisurely activity.

     Corporate Expenses:

     The Company's allocation to corporate expenses increased during the period by 5% to $698,887. Corporate expenses represented 19% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $4 million in FY 2005.

     Below is a more detailed review of the Company's performance.

     In order to better understand the Company's results a discussion of the Company's segments and their respective results during the represented period follow;

     PHS Group (Grocery and HBA Operations)

     The Company's grocery and HBA sector for the period consists mainly of one operating business, PHS Group. PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States as well as in Canada. PHS is the largest subsidiary of the Company and represents on average about 97% of the overall Company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and which in turn appears to increase sales to its customers through this unique focus. PHS concentrates on the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

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

     PHS increased its revenues by 21% to $61.4 million for year ended December 31, 2005 as compared to $50.7 million for the year ended December 31, 2004. The increase in PHS business is attributable by the Company to the utilization of additional vendors, development of a wholesale operation and expansion of the Canadian distribution business in Ontario, Canada, increase of its Domestic Wholesale business and expansion of its business into the Dominican Republic. PHS increased its gross profit by increasing Direct Store Delivery sales as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage remained consistent at 5.6% for the referenced period . In 2005, several PHS vendors created special packaging with promotional pricing that enabled PHS to widen its margin. As an example, special packaging was created for Folgers, Marcal paper, Crest displays as well as Gain Detergent among others, with unique retail display features, that PHS has been able to strongly promote during FY 2005 as opposed to marketing those products for normal replenishment. Promotional displays allow PHS to sell better mixes of product as well as to introduce new items in combination with regularly stocked items. As long as the Company maintains or expands its vendor relationships, management believes that it can continue to improve its operating results. However, the Company is dependant on promotional allowances and any material changes to manufacturers' allowances will likely have a material adverse effect on the Company's operating results. Net loss was $111,784 for the year ended December 31, 2005 as compared to a loss of $167,951 for the year ended December 31, 2004.

GRAN RESERVE SEGMENT INFORMATION OF OPERATING BUSINESSES

                                         GRC            CHANGE
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

     The Company's direct to consumers activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

         o Cigars  Around  the World  markets  premium  cigars  to  restaurants, hotels, casinos, country clubs and many other leisure related destinations. This company was acquired in June 2003. (www.cigarsaroundtheworld.com)

         o CigarGold.com markets premium cigars through the Internet directly to the consumer. (www.cigargold.com)

         o GRC opened its first retail store in Miami Lakes, Florida in March, 2006. The store as designed is expected to be an extension to the CAW operation with the store called Cigars Around the World.

         o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet. (www.beautybuys.com)

         o The Company's direct to consumers websites are also expected to generate revenue through affiliates and partnership agreements such as www.overstock.com, www.google.com and paid links.

     Cigars Around the World (CAW), a wholly owned subsidiary of Synergy Brands, Inc. (NASDAQ: SYBR), officially opened its first retail outlet and cigar club in Miami Lakes, Florida, on March 4, 2006 as was contemplated in 2005.

     CAW features top selling Cigar brands which include Macanudo, Partagas, Montecristo, Cohiba, Arturo Fuentes-Opus X, Hemingway, Padron, Punch, Romeo y' Julietta, Suarez Gran Reserve, Davidoff, Ashton, Mike Ditka and Breton labels among others. The store also offers premium brands of upscale accessories. All the products in the store are available nationally on the Store's website www.CigarsAroundTheWorld.com.

     Revenues in the Company's direct to consumers operation for the year ended December 31, 2005 were $1,899,715 as compared to $2,052,661 for the year ended December 31, 2004. CAW on a current operating basis represented approximately 59% of B2C revenues for the year ended December 31, 2005. Gross profit for year ended December 31, 2005 was $582,154 as compared to $503,098 for the year ended December 31, 2004. The table above provides comparative details for the Company's B2C operation.

     CAW is operating profitably, but the logistical support needed for the Miami Lakes, Florida operation is consuming much of the segment's resources and thereby restricting it from show of a profit at those sales levels. The On-line segment has over 20,000 customers, generates an average order of $100, with over a 50% repeat rate and generates at a 99% fulfillment rate. The Company believes that building its B2C segment brands along with popularity of Bill Rancic, the winner of the ABC show "The Apprentice" should bring the segment effective future critical mass.

     DISCONTINUED OPERATIONS

     The Company discontinued Proset's operation in the fourth quarter of 2006 and such discontinuance is reflected in the financial statements hereinafter provided. The prior Proset segment of the Company's business has never been considered a significant component thereof. After review of the relevant components required for measuring the importance of and particulars of the Proset segment, the Company determined that the lessened value of the Company of Proset's revenues did not warrant continuing its operations because such revenues (because of the cost factor) had not become sufficient to sustain the costs of its operations. Proset has not been able to acquire and sell salon hair care products at costs needed to market those products profitably. In addition, Proset's inventory could not be replenished at appropriate levels to accommodate customers' needs as determined by the Company. Proset has continued to operate at a loss and management believed that there is little likelihood of establishing a plan to bring such segment profitable. Management further believes that the expansion of its profitable grocery operations will provide for vertical growth that may require additional capital that would be better invested in PHS operations rather then Proset operations.

     The table below summarizes the historical financial operations of Proset for the period being discussed.



                                            Year ended Dec. 31, 2005   Year ended Dec. 31, 2004
         Net Sales                                          $ 786,908                $3,923,823

         Cost of sales
         Cost of product                                      867,036                 3,206,187
         Shipping and handling costs                           98,607                   129,482
                                                            ----------                 --------
                                                              965,643                 3,335,669

          Gross Profit                                       (178,735)                  588,154

         Operating expenses:
           Advertising and promotion                              900                         -
           General and administrative                         291,134                   282,747
           Depreciation and amortization                      183,420                   210,920
           Asset impairment charge                            293,586                         -
                                                            ----------                 --------
                                                              769,040                   493,667

          Operating profit (loss)                           (947,775)                    94,487

         Other Income (expenses):
           Other income (expenses)                            (1,035)                  (80,778)
           Interest and financing expenses                   (80,233)                 (232,913)
                                                            ----------                 --------
                                                             (81,268)                 (313,691)
         Net loss before income taxes                     (1,029,043)                 (219,204)
                                                            ----------                 --------
         Income tax expense                                     2,533                        -
                                                            ----------                 --------
         Net loss from discontinued operations          $ (1,031,576)                $(219,204)
                                                            ----------                 --------


                         LIQUIDITY AND CAPITAL RESOURCES



Year ended                                                      2006           2005

Working Capital                                               $ 9,285,585     $ 4,967,712
Assets                                                         20,867,796      17,352,638
Liabilities                                                    15,207,546      10,419,937
Equity                                                          5,660,250       6,932,701
Line of Credit Facility                                         5,836,928       4,033,242
Receivable turnover (days)                                             57              44
Inventory Turnover (days)                                               7               7
Net cash used in operating activies                            (4,324,635)     (4,064,235)
Net cash provided by (used in ) investing activites               420,590        (791,007)
Net cash provided by financing activites                        4,293,432       4,160,250


     The Company's working capital increased by $4.3 million in FY 2006 to $9.3 million due to a combination of several factors including amortization of debt, refinancing of short term debt to long term debts and operating profits from PHS Group. Receivables including trade and other receivables increased by $4.4 million due to revenue increases and vendor rebates. The Company plans to further improve its working capital through conversion of short-term debt to long-term debt, increasing its operating profit, reducing its financing expenses and the utilization of equity financing.

     The Company needed $4.3 million to support cash needed for operating activities. The predominant need for cash involved the increase of accounts receivable by $4.3 million. The Company supported this need through an increase of its utilization of lines of credit, additional equity and debt instruments. In addition, improved operating performance by PHS Group contributed to the operating needs of the Company. The Company financed its operating activities by issuing $1.75 million in 10% notes in the first quarter of 2006, and utilized its asset based financing facilities and trade financing for $1.8 million in the fourth quarter of 2006.

     Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, interest and operating expenses. The cash flow realized from the Company's gross profit has been sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support the interest that it pays in support of financing its receivables and inventory. The Company has not been able to date to completely support its financing costs solely from operations and has relied on equity and debt financing to bridge the gap. The Company generated a net loss attributable to Common Shareholders of approximately $3,031,000 in 2006. Financing costs totaled $2,050,856 and non-cash charges totaled approximately $600,000 for the period. Reductions in financing expenses through equity conversions and debt repayments through operating or capital transactions have been and should continue to be beneficial to the Company's performance.

     The capital resources that were available to the Company consisted of $7.0 million in lines of Credit, $3.7 million in short term notes, $3.65 million of non-redeemable preferred and $2.0 million in long-term notes as of December 31, 2006. The Company's objective is to reduce its notes through the issuance of equity and cash flow as well as refinancing its current obligations with debit with lower rates. Towards such goal, in the first quarter of 2007 the Company refinanced it's $6 million dollar senior line of credit with a $6.5 million 10 year term facility and reduced its interest rate to 11.25%. However there is no assurance that the Company will be able to achieve its stated objectives. Achieving these goals and objectives is believed material to the Company's success.

     The Company's liquidity relies in material part on the turnover of it inventory and accounts receivable. The Company has for the last fiscal year turned its receivables on average every 57 days and the Company has turned its overall inventory on average approximately every 7 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, nearly 60% of the Company's assets consist of trade receivables and inventory. The Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands to optimize its profit potential. The Company's sales are reliant in significant part on extending credit that ranges from 30 to 60 days. As a result, the Company must have financing facilities that will continue to allow the Company to procure inventory and extend accounts receivable credits. The Company has strict credit policies and reviews; however credit extensions may pose material financial risks to the Company. In addition the Company relies on performance incentives from its manufacturers that are based upon sales. Provided the Company maintains its performance standards with the Manufacturers with whom it contracts for procurement of goods its estimates of incentives that are due should remain accurate. However, if the respective manufactures change their policies or the Company does not meet the manufacturers standards, incentives may be reduced.

     Management believes that continued cost containment, improved financial and operating controls, debt reduction, and a focused sales and marketing effort should provide sufficient cash flow from operations in the near term and the Company is working toward reliance on such financial sources and attributes to cover its cash flow requirements but achievement of these goals, however, will likely continue to be dependent upon the Company's attainment of increased revenues, improved operating costs, reduced financing cost and trade support levels that are consistent with management's plans. Such operating performance will likely continue to be subject to financial, economic and other factors likely to be beyond its control, and there can be no assurance that the Company's goals will be achieved. In the interim while such goals are being pursued achievement of positive cash flow has been and continues to be reliant on equity and debt financing, including the Company's exchange of notes payable for common shares and its issuance of further common and preferred stock in private placements and the Company is hopeful that the market will continue to recognize the Company's stature so that such financing method will continue to be available in the future because, at least in the near future, the Company is likely to continue to use such financing opportunities to maintain adequate cash flow.

     Expected interest payments on notes payable for the period ended December 31, are as follows:

12/31/07          12/31/08          12/31/09         12/31/10          Total
$227,000          $102,000          $74,000          $53,000           $456,000

     Variable interest rate on notes of $570,000 was 11.25%. Variable interest rate on note of $500,000 was 7.75%.

     The following table presents the Company expected cash requirements for contractual obligations outstanding at December 31, 2006.

                                      Payments Due By Period


Contractual Obligations             Less Than         1-3               4-5             After 5
                                     1 Year          Years             Years            Years              Total

Line-Of-Credit                      $5,836,928                                                            $5,836,928

Notes Payable                       $4,227,000       $1,386,000        $857,000                           $6,470,000

Operating Leases                     $429,746        $835,737          $642,152         $103,714          $2,011,349

Total Contractual
 Cash Obligations                    $10,493,674     $2,221,737        $1,499,152       $103,714         $14,318,277


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

     The Company's accounts receivable are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral may be required. Accounts receivable are due within 10 - 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2006, the Company has established a full valuation allowance.

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

     RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB")

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The Company's adoption of SFAS No.151 did not have a material impact on the Company's financial position or results of operations.

     On  December  16,  2004,  the  FASB  issued  SFAS  No.  153,  "Exchange  of
Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No.153 did not have a material impact on the Company's financial position or result of operations.

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.
3. " ("SFAS 154") This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including the net income of the period of the change the cumulative effect of change to the new accounting principle. The Company's adoption of SFAS No. 154 did not have a material impact on the Company's financial position or result of operations.

     In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

     In September 2006, the FASB issued No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of FIN 48 will not have a material impact of our consolidated financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

     The SEC issued Staff Accounting Bulletin No. 108 ("108") in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 was effective in the Company's fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

     SEASONALITY

     Sales by PHS Group usually peak at the end of the calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarter end and as a result reduced products costs may increase sales. In particular, the first and second quarters are usually better operating quarters. Sales of beauty care products and fragrances increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day.

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

     ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does rely partly not to any material extent on variable interest rate debt instruments representing less than 10% in amount of all working capital financing, and the Company does not therefore consider there to be any overall material market risk potentially derived from the existence of such loan terms (See MD&A supra for further details regarding existing variable interest rate instruments). The Company does not believe that it has any other potential market risk sensitive financial instruments.

     ITEM 8. FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in this Report on the pages indicated:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page

Report of Independent Registered Public Accounting Firm                                            F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005                                     F-3-F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 2006, 2005 and 2004                                                               F-5
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the
    Years Ended December 31, 2006, 2005 and 2004                                                 F-6-F-9
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2006, 2005 and 2004                                                             F-10-F-11
Notes to Consolidated Financial Statements                                                       F-12-F-39


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

     The Company has adopted an Audit Committee Charter providing expanded authority of such committee and the independent nature and identity of its director participants as required by the enactment of the Sarbanes-Oxley
Act. The Company believes that at least one director participant therein will be qualified as an "audit committee financial expert" as defined in such Act.

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

     PART III

     The information required by items 10-14 are omitted pursuant to general instruction G(3) to Form 10K including executive compensation and auditor fee information . The Company has included this information in its proxy statement expected to be mailed to shareholders and filed with the Commission on or before April 30, 2006. The annual meeting is scheduled to be in June 2007. Such Proxy Statement is expected to be filed with the Commission by April 30, 2007 and is incorporated herein by reference. The Company has established and adopted a Code of Ethics outlining and providing guidelines for executive and employer conduct regarding the disclosure, promotion and handling of Company business and business relationships and a policy for comment and complaint on compliance with applicable conduct codes ("whistleblower policy") and the Company has also established a Nominating Committee of certain of its Directors to assist in the election and succession of members of the Company's Board of Directors and a Compensation Committee to assist in establishing executive compensation. Copies of the Company's Code of Ethics, whistleblower policy, Nominating Committee and Compensation Committee Charters may be found disclosed in the aforesaid Proxy Statement to be confirmed at the relevant shareholders meeting and included by reference thereto on the Company's Internet home page website.

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

4                Preferred Stock, Common Stock, and Options and
                 Warrants and other Instruments defining  rights of security
                 holders, including indentures (3)                                 EX-4

10               Synergy Brands Inc. 1994 Services and Consulting  Compensation
                 Plan, as amended (4)

14               Code of Ethics                                                    EX-14

EX-14.1          Audit Committee Charter (5)                                       EX-14.1

EX-14.2          Nominating Committee Charter (5)                                  EX-14.2

EX-14.3          Whistleblower Policy (5)                                          EX-14.3

EX-14.4          Nominating Committee Charter (5)                                  EX-14.4

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

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994

(3) Description of rights of Preferred Stock are included in the Restated Certificate of Incorporation filed November 10, 2003 and Clarification Amendment to the Certificate of Incorporation filed March , 2004 and in the Certificate of Designation filed 3/13/03 all incorporated by reference  herein  (See  footnote  (1)),  and  in  the  Certificate  of
         Designation regarding Preferred Stock, as amended, and included as exhibit to the Form 10K/A of the Company filed 9/3/98 as well as the amendment to the certificate of incorporation filed in July 2000 and included as an exhibit to the Form 10KSB/A of the Company filed 8/9/01 which latter documents are incorporated by reference herein. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to
         Section 12(b) of the Exchange Act on July 16, 1991, including any amendments or reports filed for the purpose of updating such description. A facsimile of outstanding warrants is included by reference to the similar exhibit in the Company's Form 10-K/A for the fiscal year ended December 31, 2004. In January 2007 the Company entered into a Securities Purchase Agreement with Lloyd Miller, III and affiliated entity thereof under which terms the Company obligated itself to a borrowing of $6.5 million and agreed to issue 1,075,000 shares of its Common Stock, which financial arrangement was disclosed in an 8K filing made by the Company on January 22, 2007 and such filing is incorporated by reference hereafter for further description of the subject transactions. Information and particulars on other long term debt instruments outstanding shall be supplied if and as requested by the Commission as allowed by applicable regulation as on none of such debt instruments on an individual basis does the total amount of securities authorized thereunder exceed 10% of the Company's total assets. Such instruments include approximately $2,225,000 debt remaining as currently owed to Laurus Master Fund, Ltd. arising from Secured Convertible Term Notes dated April 2, 2004, January 25, 2005, June 21, 2005 and March 13, 2006 and $490,000 in total long term debt to three non-affiliated parties by Secured Promissory Notes dated March 1, 2004.

(4) Incorporated by reference to the Registration Statement of the Company on Form S-8 (File No. 333-92243) filed with the Commission on 12/17/99, as amended

(5) These charters and policies are available in full text on the Company's website and such information is incorporated herein by reference therefrom.

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

Dated: March 30, 2007

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

Dated: March 30, 2007

                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein
                                      Chief Financial Officer
Dated: March 30, 2007
                               by /s/ Joel Sebastian
                               -----------------------------------
                                      Joel Sebastian, Director

Dated: March 30, 2007

                               by /s/ Lloyd Miller
                               -----------------------------------
                                      Lloyd Miller, Director
Dated: March 30, 2007


                               by /s/ William Rancic
                               -----------------------------------
                                      William Rancic, Director


Dated: March 30, 2007

                               by /s/ Frank A. Bellis Jr.
                               -----------------------------------
                                      Frank A. Bellis, Director

Dated: March 30, 2007

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this annual report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies and material weaknesses we find in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March 30, 2007

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this annual report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies and material weaknesses we find in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2007

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Synergy Brands, Inc.


We have audited the accompanying consolidated balance sheets of Synergy Brands, Inc., as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Brands, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, the Company adopted Financial Accounting Standard No. 123(R), "Share-Based Payment", effective January 1, 2006.


HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
March 9, 2007

                      Synergy Brands, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2006 and 2005


                                     ASSETS


CURRENT ASSETS                                                                        2006            2005
                                                                                ----------       ---------
    Cash and cash equivalents                                                   $  644,870       $ 255,483
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 and $127,481                                                       11,165,980       7,478,139
    Other receivables                                                            2,453,705       1,730,806
    Notes receivable - current                                                     344,699         287,967
    Inventory                                                                    1,289,221       1,181,223
    Prepaid assets and other current assets                                        669,908         392,789
    Assets of discontinued operations                                              127,182       1,392,551
                                                                                ----------       ---------
              Total Current Assets                                              16,695,565      12,718,958

PROPERTY AND EQUIPMENT, NET                                                        252,950         276,844

OTHER ASSETS                                                                       909,454         802,887

NOTES RECEIVABLE                                                                 2,207,233       2,691,439

INTANGIBLE ASSETS, net of accumulated amortization of
$389,226 and $329,310                                                              288,297         348,213

GOODWILL                                                                           514,297         514,297
                                                                                ----------       ---------
TOTAL ASSETS                                                                  $ 20,867,796    $ 17,352,638
                                                                                ==========       =========


        The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2006 and 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                                                 2006                 2005
                                                                                                -----------          -----------
     Lines of credit                                                                            $         -          $ 4,033,242
    Notes payable - current                                                                       4,196,757            1,326,000
    Accounts payable                                                                              2,170,408            1,640,448
    Related party note payable                                                                       23,706               61,882
    Accrued expenses                                                                                151,037               36,855
     Deferred income                                                                                755,503              127,000
     Liabilities of Discontinued operations                                                         112,569              525,819
                                                                                                -----------          -----------
                    Total Current Liabilities                                                     7,409,980            7,751,246

NOTES PAYABLE, net of discount of $313,749 and 46,309, respectively                               1,960,638            2,668,691

LINES OF CREDIT                                                                                   5,836,928                    -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Class A preferred stock - $.001 par value; 100,000 shares authorized;
        93,213 and 100,000 shares issued and outstanding;
         liquidation preference of $10.50 per share                                                      93                  100
    Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                     -                    -
     Class B Series A Preferred stock-$.001 par value; 500,000 shares authorized;
        285,000 and 330,000 shares issued and outstanding; liquidation preference of
         $10.00 per share                                                                               285                  330
    Class B Series B Preferred stock-$.001 par value, 250,000 shares authorized;
        80,000 shares issued and outstanding; liquidation preference of
        $10.00 per share                                                                                 80                   80
    Common stock - $.001 par value; 14,000,000 shares authorized;
         6,484,275 and 4,457,530 shares issued                                                        6,484                4,458
    Additional paid-in capital                                                                   47,252,064           45,918,817
    Deficit                                                                                     (41,585,416)         (38,910,484)
     Unearned Compensation                                                                                -              (67,260)
    Accumulated other comprehensive loss                                                             (8,340)              (8,340)
                                                                                                -----------          -----------
                                                                                                  5,665,250            6,937,701

    Less treasury stock, at cost, 1,000 shares                                                       (5,000)              (5,000)
                                                                                                -----------          -----------
       Total Stockholders' Equity                                                                 5,660,250             6,932,701
                                                                                                -----------          -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $20,867,796           $17,352,638
                                                                                                ===========          ===========


        The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                                                2006               2005          2004
                                                                            -----------         -----------  ------------
Net sales                                                                   $71,759,908         $63,350,182  $ 52,781,221
                                                                            -----------         -----------  ------------
Cost of sales
    Cost of product                                                          65,631,282          58,403,752    48,701,653
    Shipping and handling costs                                               1,169,381             940,316       770,723
                                                                            -----------         -----------  ------------
                                                                             66,800,663          59,344,068    49,472,376
                                                                            -----------         -----------  ------------
Gross profit                                                                  4,959,245           4,006,114     3,308,845
Operating expenses
    Advertising and promotional                                                 234,582              62,255       150,181
    General and administrative                                                4,052,762           3,701,271     3,322,686
    Depreciation and amortization                                               245,085             314,545       448,570
                                                                            -----------         -----------  ------------
                                                                              4,532,429           4,078,071     3,921,437
                                                                            -----------         -----------  ------------
Operating Profit (loss)                                                         426,816             (71,957)     (612,592)
Other income (expense)
    Interest income                                                             147,533             102,644         4,610
    Other income (expense)                                                      (22,039)            (20,469)       33,795
    Equity in earnings of investee                                              227,054              56,311       172,224
    Interest and financing expenses                                          (2,050,856)         (1,513,406)   (1,320,608)
                                                                            -----------         -----------  ------------
                                                                             (1,698,308)         (1,374,920)   (1,109,979)
                                                                            -----------         -----------  ------------
Loss from continuing operations before income taxes                          (1,271,492)         (1,446,877)   (1,722,571)
Income tax expense                                                               43,976              82,325        34,604
                                                                            -----------         -----------  ------------
Loss from continuing operations                                              (1,315,468)         (1,529,202)   (1,757,175)
                                                                            -----------         -----------  ------------
Discontinued operations
Loss from operations of discontinued component                               (1,358,478)         (1,029,043)     (219,204)

Income tax expense                                                                  986               2,533             -
                                                                            -----------         -----------  ------------

Loss from discontinued operations                                            (1,359,464)         (1,031,576)     (219,204)
                                                                            -----------         -----------  ------------
Net Loss                                                                     (2,674,932)         (2,560,778)   (1,976,379)
Dividend - Preferred Stock                                                     (356,500)           (317,333)     (156,375)
                                                                            -----------         -----------  ------------
Net loss attributable to common stockholders                               $ (3,031,432)       $ (2,878,111) $ (2,132,754)
                                                                            ===========         ===========  ============
Basic and diluted net loss per common share from continuing
operations:                                                                    $ (0.33)            $ (0.48)      $ (0.87)
Basic and diluted net loss per common share from discontinued
operations:                                                                    $ (0.27)            $ (0.27)      $(0.10)
                                                                            -----------         -----------  ------------
                                                                               $ (0.60)            $ (0.75)       $(0.97)
                                                                            -----------         -----------  ------------
Weighted average shares used in the compution of loss per common shares:
Basic and diluted                                                             5,080,323           3,820,061      2,209,371
                                                                            ===========         ===========  ============


        The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      AND
                               COMPREHENSIVE LOSS

                  Years ended December 31, 2006, 2005 and 2004



                                       Class A          Class B-Series A       Class B-Section B                        Additional
                                   Preferred Stock      Preferred Stock         Preferred Stock        Comonn Stock       Paid-in
                                   Shares    Amount     Shares     Amount       Shares    Amount      Shares    Amount    Capital
                                  -------    ------     -------   --------      -------  --------   ---------  ------- ------------
Balance at January 1, 2004        100,000     $100      160,000     $160          -        -        1,919,359   $1,919 $ 37,748,004


Amortization of unearned compensation

Common stock returned and retired                                                                     (61,500)     (61)          61
Common stock issued                                                                                   100,000      100      470,685
Net proceeds from issuance of
Issuance of common stock in
     common stock in
Connection with private placement                        170,000     170                               255,000     255    1,454,575
Issuance of common stock for note
      conversion                                                                                       688,338     688    2,733,957
Exercise of stock options                                                                              110,000     110      102,140
Issuance of common stock for services                                                                   58,195      58      190,563
Issuance of common stock in
       connection with CAW acquisitions                                                                175,000     175      524,825
Issuance of common stock along                                                                          19,600      20       74,980
       with debt
Option Expense                                                                                                               30,750

Preferred stock dividend                                                                                                   156,375)
Consulting expense                                                                                                         (40,000)
Change in unrealized gain on
       Marketable securities
Cumulative translation adjustments

Net loss
                                  -------    ------     -------   --------      -------  --------   ---------  ------- ------------
Comprehensive loss

Balance at December 31, 2004      100,000     $100       330,000     $330         -        -        3,263,992   $3,264 $ 43,134,165
                                  =======    ======     ========  ========      =======  ========   =========  ======= ============


                      Synergy Brands, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      AND
                               COMPREHENSIVE LOSS

                  Years ended December 31, 2006, 2005 and 2004
                                    Continued



                                                               Accumulated
                                                                  Other                                       Stockholders
                                                               Comprehensive      Treasury       Unearned        notes
                                              Deficit          Income (loss)         Stock      Compensation  receivable
                                            -------------     --------------     ----------     ------------ -----------
Balance at January 1, 2004                  $(34,373,327)        $ (1,772)        $ (5,000)      $(426,252)        -
Amortization of unearned compensation                                                              224,496
Common stock returned and retired
Common stock issued
Net proceeds from issuance of
Issuance of common stock in
     common stock in
Connection with private placement
Issuance of common stock for note
      conversion
Exercise of stock options
Issuance of common stock for services
Issuance of common stock in
       connection with CAW acquisitions
Issuance of common stock along
       with debt
Option Expense
Preferred stock dividend
Consulting expense
Change in unrealized gain on
       Marketable securities                                       4,105)
Cumulative translation adjustments                                (2,463)

Net loss                                     (1,976,379)
                                            -------------     --------------     ----------     ------------ -----------
Comprehensive loss

Balance at December 31, 2004              $ (36,349,706)        $ (8,340)         $ (5,000)     $  (201,756)       -
                                            =============     ==============     ==========     ============ ===========


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004


                                       Class A          Class B-Series A       Class B-Section B                        Additional
                                   Preferred Stock      Preferred Stock         Preferred Stock        Comonn Stock       Paid-in
                                   Shares    Amount     Shares     Amount       Shares    Amount      Shares    Amount    Capital
                                  -------    ------     -------   --------      -------  --------   ---------  ------- ------------

Amortization of unearned
 compensation
Common stock issued                                                                                  454,300     454        537,619
Redemption of
  preferred stock for shares
  of common stock                 (7,000)     (7)      (45,000)    (45)                              785,925     786           (734)
Issuance of common stock for
  note conversion                                                                                    635,610     635        600,565
Issuance of common stock for
     Services                                                                                        150,910     151        190,297
Preferred stock dividend                                                                                                   (356,500)
Issuance of stock warrants                                                                                                  362,000

Net loss
                                  -------    ------     -------   --------      -------  --------   ---------  -------  -----------
Balance at December 31, 2006       93,000      93       285,000    $285         80,000      $80      6,484,275   $6,484  $47,252,064
                                  =======    ======     =======   ========      =======  ========   =========  ======== ===========


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

                                    Continued



                                                               Accumulated
                                                                  Other                                       Stockholders
                                                               Comprehensive      Treasury       Unearned        notes
                                              Deficit          Income (loss)         Stock      Compensation  receivable
                                            -------------     --------------     ----------     ------------ -----------




Amortization of
unearned compensation                                                                                            67,260
Common stock issued
Redemption of
  preferred stock for shares
  of common stock
Issuance of common stock for
  note conversion
Issuance of common stock for
     Services
Preferred stock dividend
Issuance of stock warrants

Net loss                                     (2,674,932)
                                           -------------      --------------     ----------   -----------    ------------
Balance at December 31, 2006               $(41,585,416)         $(8,340)         $(5,000)
                                           =============      ===============    ==========   ===========    ============


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004


Balance at January 1, 2004                               $2,943,832

Amortization of unearned compensation                       224,496
Common stock returned and retired                                 -
Common stock issued                                         470,785
Net proceeds from issuance of
      common stock in
      connection with private placement                   1,455,000
Issuance of common stock for note                         2,734,645
      conversions
Exercise of stock options                                   102,250
Issuance of common stock for services                       190,621
Issuance of common stock in
   connection with CAW acquisitions                         525,000
Issuance of common stock along
       with debt                                             75,000
Option Expense                                               30,750
Preferred stock dividend                                   (156,375)
Consulting expense                                          (40,000)
Change in unrealized gain on
      Marketable securities                                  (4,105)  $  (4,105)
Cumulative translation adjustments                           (2,463)     (2,463)
Net loss                                                  (1,976,379)(1,976,379)
                                                          ---------- -----------

Comprehensive loss                                                  ($1,982,947)
                                                                    ============
Balance at December 31, 2004                              $6,573,057
                                                           =========

                                                                   Comprehensive
                                                                          Loss

Amortization of unearned compensation                       134,496
Common stock issued                                         330,925
Net proceeds from issuance of
      common stock in
      connection with private placement                     798,891
Issuance of common stock for note
      conversions                                         1,751,419
Issuance of common stock for services                       204,024
Preferred stock dividend                                   (317,333)
Issuance of stock warrants                                   18,000

Net loss                                                  (2,560,778)(2,560,778)
                                                          =========== ==========
Comprehensive loss                                                  $(2,560,778)
                                                                     ===========
Balance at December 31, 2005                              $6,932,701
                                                          ==========

        The accompanying notes are an integral part of these statements.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004


                                                             Comprehensive
                                                                  Loss

Amortization of unearned compensation              67,260
Common stock issued                               538,073
Redemption of
  preferred stock for
  shares of common stock                                -
Issuance of common stock for note
   conversions                                    601,200
Issuance of common stock for services             190,448
Preferred stock dividend                         (356,500)
Issuance of stock warrants                        362,000

Net loss                                      (2,674,932)    (2,674,932)
                                              ------------   ------------
Comprehensive loss                                          $(2,674,932)
                                                            =============
Balance at December 31, 2006                  $  5,660,250
                                              ============

         The accompanying notes are an integral part of these statement

                                        Synergy Brands, Inc. and Subsidiaries

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended December 31,


                                                                                  2006                2005               2004
                                                                             -------------       --------------      -------------
Cash flows from operating activities
    Net loss                                                                 $ (2,674,932)        $ (2,560,778)      $ (1,976,379)
    Adjustments to reconcile net loss to net cash
       used in operating activities
          Loss on sale of accounts receivable                                           -                    -             79,134
         Depreciation and amortization                                            245,085              314,545            448,570
         Amortization of financing cost                                            38,059               63,283             90,746
         Loss on sale of marketable securities                                          -                    -             15,793
         Equity in earnings of investee                                          (227,054)             (56,311)          (172,224)
         Non-cash compensation                                                          -                    -             30,750
         Operating expenses paid with common stock and warrants
                                                                                  180,549              104,025            154,620
         Changes in operating assets and liabilities
                 (Increase) decrease in
                Accounts receivable and other receivables                      (4,410,740)          (1,173,399)        (7,126,272)
                Inventory                                                        (107,998)             (27,055)           474,877
                Prepaid expenses, related party note receivable and
                other assets                                                       71,278              177,396            (66,011)
                 Increase (decrease) in
                Accounts payable, related party note payable,
                accrued expenses and other current liabilities                    661,647           (1,189,575)          (143,425)
                Deferred Income and other liabilities                             727,821                     -                 -
            Net assets of discontinued operations                               1,171,650              283,634           1,229,419
                                                                             -------------       --------------      -------------
                      Net cash (used in) operating activities                  (4,324,635)          (4,064,235)        (6,960,402)
                                                                             -------------       --------------      -------------
Cash flows from investing activities
    Payment of security deposit                                                         -              (17,172)           (35,848)
    Purchase of marketable securities                                                   -                    -           (168,377)
    Proceeds from sale of marketable securities                                         -                    -            194,515
    Purchase of property and equipment                                            (35,684)             (72,329)          (112,058)
    Refund of collateral security deposit                                               -                    -            500,000
    Payments received on notes receivable                                         453,469              284,894            433,033
    Issuance of notes receivable                                                  (25,995)          (1,015,200)                 -
     Investee dividend received                                                    28,800               28,800                  -
                                                                             -------------       --------------      -------------
                       Net cash provided by (used in) investing activities        420,590             (791,007)           811,265
                                                                             -------------       --------------      -------------


                      Synergy Brands, Inc. and Subsidiaries

                            Years ended December 31,



                                                                          2006                   2005               2004
                                                                        ------------        ------------         ------------
Cash flows from financing activities
    Borrowings under line of credit                                      33,593,364          37,488,600           35,608,070
    Repayments under line of credit                                     (31,458,478)        (37,428,968)         (31,804,326)
    Increase in deferred financing cost                                     (67,750)            (57,070)                   -
    Proceeds from the issuance of notes payable                           6,391,319           3,339,564            1,990,000
    Repayments of notes payable                                          (3,777,165)           (240,000)            (100,000)
    Proceeds from issuance of common stock                                  288,173             285,926              462,732
    Net proceeds from the issuance of common and Preferred stock
    in a private placement                                                        -             770,000            1,460,000
    Proceeds from the exercise of stock purchase options                          -                 -                102,250
     Payment of dividends                                                  (356,500)          (317,333)             (156,375)
    Net assets of discontinued operations                                  (319,531)           319,531            (1,219,814)
                                                                        ------------        ------------         ------------
               Net cash provided by financing activities                  4,293,432          4,160,250             6,342,537
                                                                        ------------        ------------         ------------
  Foreign currency translation                                                    -                  -                (2,463)
                                                                        ------------        ------------         ------------
 Net Increase (Decrease) In Cash                                            389,387           (694,992)              190,937
                                                                        ------------        ------------         ------------
Cash and cash equivalents, beginning of year                                255,483            950,475               759,538
                                                                        ------------        ------------         ------------
Cash and cash equivalents, end of year                                    $ 644,870          $ 255,483             $ 950,475
                                                                        ------------        ------------         ------------
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                          $1,219,870          $ 928,597           $ 1,084,238
                                                                        ============        ============         ============
       Income taxes paid                                                 $   44,962          $  84,858           $    34,604
                                                                        ============        ============         ============
Supplemental disclosures of non-cash, investing
    and financing activities:
      Common stock issued for acquisition                                $        -          $        -           $   244,068
                                                                        ============        ============         ============
      Common stock issued for note conversions                           $  661,200          $ 1,764,354          $ 2,734,646
                                                                        ============        ============         ============


         The accompanying notes are an integral part of these statements

                      Synergy Brands, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2006, 2005 and 2004

NOTE A - DESCRIPTION OF THE BUSINESS

Synergy Brands, Inc. and its subsidiaries (collectively, "Synergy" or the "Company") is engaged in the distribution of a variety of products, including health and beauty aids and premium handmade cigars, directly to consumers (business to consumer) and to businesses (business to business). In addition, the Company develops and operates Internet platform operations and Internet-based businesses designed to sell these products. Synergy was incorporated on September 26, 1988 in the state of Delaware.


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

2. Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

3. Use of Estimates

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

4.       Accounts Receivable Trade

The Company's accounts receivable trade are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products and premium handmade cigars either direct or from the Company's Web sites. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 10 - 90 days and are stated at amounts generally due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE B (continued)

Accounts receivable trade, net consist of the following components at December 31, 2006 and 2005:

                                                      2006              2005
                                                  -----------       ----------
    Accounts receivable - business to business    $11,154,841       $7,484,084
    Accounts receivable - business to consumer        138,620          121,536
                                                  -----------       ----------
             Total                                $11,293,461       $7,605,620

    Less allowance for doubtful accounts             (127,481)        (127,481)
                                                  -----------       ----------
                                                  $11,165,980       $7,478,139
                                                  ===========       ==========

Changes in the Company's allowance for doubtful accounts during the years ended December 31, 2006 and 2005 are as follows:

                                                        2006           2005
    Beginning balance                                 $ 127,481      $127,481
    Provision for (reduction in) doubtful account             -             -
                                                      ----------     --------
    Ending balance                                    $ 127,481      $127,481
                                                      ===========    ========


5. Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 2006 totaled approximately $600,000. There are no balances in excess of Federally insured limits at December 31, 2005.

During the year ended December 31, 2006, sales to three customers accounted for 21%, 16% and 12% of total sales, respectively. Three customers accounted for 27%, 23% and 10%, respectively of accounts receivable at December 31, 2006. These concentrations relate to the Company's PHS Group segment.

During the year ended December 31, 2005, sales to three customers accounted for 12%, 11% and 10% of total sales and in 2004, sales to two customers accounted for 21% and 18% of total sales, respectively. Four customers accounted for 22%, 20%, 15% and 12%, respectively of accounts receivable at December 31, 2005. These concentrations relate to the Company's PHS Group segment.

During the years ended December 31, 2006, 2005 and 2004, the Company purchased approximately 40%, 40 % and 53%, respectively, of its products from one supplier. If the Company were unable to maintain this relationship, it might have a material impact on future operations.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004


NOTE B (continued)

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

8. Vendor Allowances

The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the years ended December 31, 2006 and 2005, the Company recognized approximately $ 2,272,273 and $2,196,955 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from manufacturers, included in other receivables in the accompanying consolidated balance sheet aggregated $2,453,705 and $1,730,806 at December 31, 2006 and 2005.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE B (continued)

9. Intangible Assets and Goodwill

Intangible assets include the "Gran Reserve" trade names and customer lists, acquired in November 1999 and certain customer lists, the rights to the use of the trade name.

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

Prior to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," these intangible assets other than Goodwill were amortized over their estimated useful life of five years. As a result of the adoption of SFAS No. 142 in 2002, intangible assets with indefinite useful lives are no longer being amortized but instead are being reviewed for impairment when impairment indicators are present. As a result, the Company's trade names will no longer be amortized. The Company's customer lists have finite lives. Management considered various factors, including appraisals, in determining that a revision to the estimated useful life of the Company's customer lists should be made. Based upon the analysis, it was determined in 2003 that the estimated useful life should be extended prospectively, by a term of six years from the original useful life of five years. As a result, the remaining carrying amount will be amortized prospectively over the remaining useful life. In 2006, 2005, and 2004 the amortization expense recorded for each of the years was $59,916.

At December 31, 2006 and 2005, intangible assets are comprised of the following:

       Amortized intangible assets                 2006               2005
                                              ----------        ----------
           Customer lists                     $ 677,523          $ 677,523
           Less accumulated amortization       (389,226)          (329,310)
                                              ----------        ----------
           Total                               $288,297           $348,213
                                              ==========        ==========

Amortization expense for the Company over the next four years is estimated to be approximately $60,000 per year. Amortization expense for 2012 is estimated to be $50,000.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE B (continued)

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

Payments received from customers prior to shipment of goods is recorded as deferred revenue.At December 31, 2006 approximately $600,000 was received by the Company for goods to be shipped in January 2007. In addition, the Company at December 31, 2006 and 2005 has recorded deferred revenue of $127,000 in relation to the ITT warrants (see Note H).

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

14. Basic and Diluted Loss Per Share

Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE B (continued)

exercises of stock options, warrant and convertible debt and equity securities of 995,749, 1,317,702 and 951,468 for the years ended December 31, 2006, 2005 and 2004, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

15. Stock-Based Compensation Plans

At December 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note K. The Company had accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25") and had adopted the disclosure provisions of SFAS No. 148. Effective January 1, 2006, the provisions of SFAS No. 123(R) were implemented to account for stock-base compensation. Under APB No. 25, when the exercise price of the Company's employee or director stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                                                                     Year ended December 31,
                                                                                   2005                 2004

       Net loss, as reported                                                    $ (2,560,778)     $(1,976,379)
       Add:  Total stock-based employee
           compensation expense included
           in reported net loss
       Deduct:  Total stock-based employee
           compensation expense determined
           under fair value-based method for all
           awards                                                                    (27,184)                -
                                                                                 -------------   -------------
       Pro forma net loss                                                       $ (2,587,962)     $(1,976,379)
                                                                                ==============   =============
       Loss per share attributable to common shareholders
           Basic and diluted - as reported from continuing operations               $ ( 0.48)        $  (0.87)
                                                                                ==============   =============
           Basic and diluted - as reported from discontinued operations             $ ( 0.27)        $  (0.10)
                                                                                ==============   =============
           Basic and diluted - pro forma from continuing operations                 $  (0.49)        $  (0.87)
                                                                                ==============   =============
           Basic and diluted - pro forma from discontinued operations               $  (0.27)        $  (0.10)
                                                                                ==============   =============


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

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

The weighted-average option fair values and the assumptions used to estimate these values are as follows:

                                                               2005
                                                             ------
                    Dividend yield                               0%
                    Expected volatility                         40%
                    Risk-free rate of return                   4.0%
                    Expected life                            1 year
                    Weighted-average option fair value        $2.07

On October 1, 2005 performance stock options to purchase 300,000 shares of common stock at $2.07 per share were granted to employees. These options were cancelled in January 2006. There were no stock options granted in 2006 and 2004.

16. Segment Information

Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization that is used for making operating decisions and assessing performance as the source of the Company's reportable operating segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. Proset segment of business has been eliminated from the segment reporting (see Note S).

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE B (CONTINUED)

17. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The Company's adoption of SFAS No.151 did not have a material impact on the Company's financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No.153 did not have a material impact on the Company's financial position or result of operations.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." ("SFAS 154") This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company's adoption of SFAS 154 did not have a material impact on the Company's financial position or results of operations.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE B (CONTINUED)

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on derecognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of FIN 48 will not have a material impact on our consolidated financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

The SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 was effective in the Company's fourth quarter of 2006. The adoption SAB 108 did not have a material impact on the Company's consolidated financial statements.

18. Reclassifications

Certain 2004 and 2005 balances have been reclassified to conform with 2006 classifications, including presenting the operations of the Pro-Set segment (see Note S).

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, marketable securities and accounts receivable and accounts payable approximates fair value due to the short-term maturities of the instruments. The carrying amounts of borrowings under the line of credit agreement and notes receivable and notes payable approximate their fair values.

NOTE D - MARKETABLE SECURITIES

At December 31, 2006 and 2005, the Company has no marketable securities. In the past, the Company accounted for marketable securities as available-for-sale securities. In accordance with FASB 115, these equity securities were accounted for at fair market value and any unrealized gains (losses) were treated as an increase or decrease to equity.

Proceeds from the sale of available-for-sale securities and the resulting net realized gains included in the determination of net loss for the years ended December 31, 2004.

                                                                        2004
      Available-for-sale securities                                 ---------
        Proceeds                                                     $194,515
        Gross realized gains                                           19,973
        Gross realized losses                                         (35,766

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE E - INVENTORY

     Inventory as of December 31, 2006 and 2005 consisted of the following:
                                                     2006              2005
                                                    ---------         --------
       Grocery, health and beauty products           $802,090         $739,769
       Tobacco finished goods                         487,131          441,454
                                                    ----------        --------
                                                   $1,289,221       $1,181,223
                                                   ===========      ==========

The allowance for slow moving and obsolete inventory approximated $35,000 and $35,000 at December 31, 2006 and 2005, respectively.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2006 and 2005 consisted of the following:

                                                        2006             2005
                                                      ---------       ---------
       Office equipment                               $205,742        $205,742
       Furniture and fixtures                           84,196          84,196
       Leasehold improvements                          422,538         386,854
                                                      ---------       ---------
                                                       712,476         676,792

       Less accumulated depreciation and amortization (459,526)       (399,948)
                                                      ---------       ---------
                                                      $252,950        $276,844
                                                      =========       =========

Depreciation and amortization expense on property and equipment for the years ended December 31, 2006, 2005 and 2004 was approximately $60,000, $62,000 and $76,000, respectively.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE G - OTHER ASSETS

Other assets consist of the following at December 31, 2006 and 2005:



                                                                                      2006             2005
                                                                                  ---------          ---------
       Investment (a)                                                              $562,593          $364,340
       Investment in warrants (b)                                                   127,000           127,000
       CAW purchase agreement; net of accumulated amortization of $145,827
       and $87,495                                                                   29,173            87,505
       Deferred financing net of accumulated
          amortization of $204,660 and $103,555
       Other                                                                        121,591           154,945
                                                                                     69,097            69,097
                                                                                  ---------          ---------
                                                                                   $ 909,454         $ 802,887
                                                                                  =========          =========


(a) In December 2001, the Company made an investment in Interline Travel and Tour. Inc. ("ITT") for approximately 20% of the outstanding common stock. At December 31, 2006, the Companies investment in ITT is approximately 20% of the outstanding common stock. ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. The Company recorded equity in the net earnings of investee of $227,054, $56,311 and $172,224 during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the investment in ITT is $562,593 as included in "Other Assets" on the accompanying balance sheet.

(b) In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT (see Note I). In relation to the ITT warrants, Company has recorded deferred income of $127,000.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004


NOTE G (continued)

Summarized audited financial information of this investee as of December 31, 2006, 2005, and 2004 and for the years then ended is as follows:

      Financial position:                         2006              2005
                                               ------------     ------------
      Current assets                           $5,334,000        $4,229,000
       Property and equipment                     666,000           735,000
       Other assets                             5,728,000         4,720,000
                                               ------------     ------------
      Total assets                            $11,728,000        $9,684,000
                                               ------------     ------------
      Current liabilities                      $4,977,000        $3,823,000
      Long-term debt                            4,289,000         4,983,000
                                               ------------     ------------
      Total liabilities                        $9,266,000        $8,806,000
                                               ------------     ------------


      Results of operations:                     2006              2005               2004
                                               ------------     ------------       ------------
      Revenues                                $32,464,000       $14,715,000        $10,883,000
      Total expenses                          (30,993,000)      (14,528,000)        (9,934,000)
      Other income                                322,000           325,000            111,000
                                               ------------     ------------       ------------
      Income before income taxes                1,793,000           512,000          1,069,000
      Income tax expense                         (632,000)         (211,000)          (359,000)
                                               ------------     ------------       ------------
      Net income                             $  1,161,000       $   301,000        $   701,000
                                               ------------     ------------       ------------


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE H - NOTES RECEIVABLE

In December 2004, the Company sold accounts receivable attributable to West Coast Supplies, Inc. for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company issued 150,000 shares of common stock to the note holder. The value of the shares ($200,000) was treated as a reduction of sales price. Sales of selected products to this customer base approximated $3,180,000 in 2004. The Company recorded a loss of $79,134 related to the sale of the accounts receivable to West Cost Supplies, Inc. in 2004. The balance of the Note Receivable at December 31, 2006 was $1,635,340.

In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder /Director under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT (see Note I). In relation to the ITT warrants, Company has recorded deferred income of $127,000. On September 29, 2006, $142,857 was paid by ITT to reduce the loan balance. As of December 31, 2006 the outstanding loan balance was $857,143. As part of the Company's agreement, the Company paid $142,857 on the note payable. The outstanding balance of the note payable at December 31, 2006 was $857,143.

NOTE I - LINE OF CREDIT AGREEMENT, NOTES PAYABLE AND NOTE PAYABLE TO STOCKHOLDER

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in July 2006, allow for the borrowing of up to $6,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. $5,836,928 was outstanding under the agreements at December 31, 2006. As amended, the agreement extended through December 31, 2007. The Company is seeking to refinance its secured financing needs through other asset based Lenders (see Note T). Interest accrues on outstanding borrowings at the greater of (i) 5% per annum in excess of the prime rate or (ii) 10.5% per annum. At December 31, 2006, the interest rate on outstanding borrowings was 13.25%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. In addition, 202,120 shares of the Company's common stock remain as collateral on the outstanding borrowings. The agreements provide for minimum annual interest charges. In 2006, the lender converted $331,200 of outstanding debt into 289,080 shares of common stock (see note J). In 2005, the lender converted $1,003,000 of outstanding debt into 427,532 shares of common stock (see Note J).

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE I (continued)

On March 1, 2004, the Company received $490,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 12%. The notes were extended and the Company is not required to repay any principal until the maturity date of the notes, February 28, 2007. In addition, 19,600 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $75,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note G). Amortization expense recorded in 2006, 2005 and 2004 was approximately $6,259, $37,500, and $31,000 respectively. At December 31, 2006 the outstanding balance was $490,000.

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement, which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2004, the Company converted $500,000 of this outstanding debt into 100,000 shares of common stock. In March 2005, the Company converted $525,000 of this outstanding debt into 150,000 shares of common stock. In 2006 the Company converted $150,000 of this outstanding debt into 159,574 shares of common stock. The conversion price was reduced from $1.75 to $0.94. The Company repaid $175,000 of this debt at December 31, 2006. At December 31, 2006, the outstanding balance was $150,000.

On January 25, 2005, the Company completed a second financing with Laurus. The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. The Company repaid $83,334 of this debt at December 31, 2005 and $150,000 during 2006. In July 2006, the Company converted $50,000 of this outstanding debt into 50,000 shares of common stock. The conversion price was reduced from $1.75 to $1.00. In December 2006, the Company converted $40,000 of this outstanding debt into 43,478 shares of common stock. The conversion price was reduced from $1.75 to $ 0.92. In addition, Laurus was issued 33,333 warrants exercisable at $3.50 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date. At December 31, 2006 the outstanding balance was $176,666.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE I (continued)

In January 2005, the Company entered into a promissory note with major regional bank for $1,000,000. Borrowing under the note bears interest at prime (7.75% at December 31, 2006). This note was extended and the Company is not required to repay any principal until the maturity date of the note, September 1, 2007. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at December 31, 2006 were $500,000.

On April 6, 2005, the Company received $500,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 9%. The Company is not required to repay any principal until the maturity date of the notes, April 5, 2007. In addition, 25,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $54,000 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (see Note G). Amortization expense recorded in 2006 and 2005 was approximately $27,000 and $20,250.

On May 5, 2005, the Company received $100,000 pursuant to the issuance of one secured promissory note from a certain stockholder of ITT, a 20% investee. Borrowings under the note bear interest at a rate of 9%. The Company is not required to repay any principal until the maturity date of the note, May 4, 2007. In addition, 5,000 restricted shares of the Company's common stock were also issued as part of the financing. The relative estimated fair value of the common stock that was issued of $9,500 was recorded as debt discount and will be amortized over the life of the notes payable. As security for the notes, the Company pledged as collateral its investment in the common stock of ITT (See Note G). Amortization expense recorded in 2006 and 2005 was approximately $4,800 and $3,200.

On June 21, 2005, the Company completed a third financing with Laurus. The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. The Company repaid $16,667 of the debt at December 31, 2005 and $150,000 during 2006. In July 2006, the Company converted $50,000 of this outstanding debt into 50,000 shares of common stock. The conversion price was reduced from $1.75 to $1.00. In December 2006, the Company converted $40,000 of this outstanding debt into 43,478 shares of common stock. The conversion price was reduced from $1.75 to $0.92. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company recorded a charge of $18,000 as prepaid expense for the fair value of the warrants, and this amount will be amortized over the life of the note. At December 31, 2006 the outstanding balance was $243,333.

In October 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, received $1 million, pursuant to the issuance of one senior secured promissory note from a certain stockholder and director. Borrowings under the note bearing interest at 8%, and the note is due October 7, 2010. The Company has secured this borrowing with a $1 million wholly recourse note from ITT (see Note H).

On March 14, 2006 the Company closed a $1.75 million junior secured three year loan with an Laurus bearing a fixed interest rate of 10%. Payments will be made at a rate of $32,000 per month starting October 1, 2006. The lender was issued a warrant to acquire 270,000 shares of the Company's common stock valued at $362,000. The relative fair value of the warrant of $362,000 is being charged to operations as additional interest over the term of the loan. The Company repaid $96,000 of this debt at December 31, 2006. At December 31, 2006 the outstanding balance was $1,654,000.

In the fourth quarter of 2006, the Company secured $1,800,000 from shareholders of short term financing that matures in the first quarter of 2007. The advance may be extended by mutual consent.

Principal repayments of notes payable at December 31, 2006 are as follows:

Year Ending December 31,
                  2007            $  4,227,000
                  2008            $    500,000
                  2009            $    886,000
                  2010            $    857,000
                                 -------------
                                  $  6,470,000
         Discounts                $   (312,000)
                                  ------------
         Total                    $  6,158,000
                                  ============

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE J - STOCKHOLDERS' EQUITY

The Company has 100,000 authorized and outstanding shares of Class A preferred stock with a par value of $.001; 13-to-1 voting rights; liquidation of $10.50 per share before common stock and redemption at option of Company at $10.50 per share. In November 2006, 6,787 Class A preferred stock was redeemed into 75,009 common shares.

In January 2003, the Company designated 100,000 shares of Class B Preferred stock, par value $.001 per share to be designated as Class B, Series A Preferred Stock and in June 2003, the Company increased the authorized Class B, Series A preferred stock to 500,000 shares. The holders of Class B, Series A Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B, Series A Preferred Stock are entitled to receive dividends at the annual rate of $.90 per share per annum. The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds, capital and surplus of the Corporation, redeem the Class B, Series A Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series A Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If, however, as to each share of Class B, Series A Preferred Stock outstanding, if not redeemed by the Company within 2 years of the issuance of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series A Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series A Preferred Stock for each year that said share is not redeemed. The Company issued 30,000 common shares to Class B Series A Preferred shareholders in March 2006 and January 2005 in compliance with the subscription agreements dated February 26, 2003 and 50,000 common shares to Class B Series A Preferred Shareholder in July 2006 and July 2005, in compliance with the subscription agreements dated July 2, 2003. No more than 19.9% of the Company's stock can be issued in connection with stock dividend payments against the Class B, Series A Preferred Stock.

In November 2004, the Board of Directors approved a Private Placement in which 17 units were offered, with each unit consisting of 10,000 shares of unregistered Class B, Series A Preferred Stock and 15,000 shares of unregistered restricted Common Stock at a purchase price of $100,000 per unit. In November 2004, the Company sold 17 units and received aggregate proceeds of $1,700,000. Also in November 2004, the Company exchanged $245,000 compensation due to William Rancic for two units of Class B Series A Preferred stock at $100,000 per unit. The Company issued 112,500 shares to Class B Series A Preferred shareholders in November 2006 in compliance with the subscription agreement dated November 1, 2004. In November 2006, 45,000 Class B, Series A Preferred stock was redeemed into 473,416 shares of common stock.

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

In 2006, Laurus Master Funds converted $330,000 of debt into 346,530 of shares of common stock and in 2005, Laurus Master Funds converted $525,000 of debt into 150,000 shares of common stock. Also in 2006, the Company converted $331,200 outstanding debt of IIG into 289,080 shares of common stock and in 2005, the Company converted $1,003,000 outstanding debt of IIG into 427,532 shares of common stock. In 2005, certain shareholders of ITT converted $236,354 of debt into 94,452 shares of common stock (see Note I).

For the years ended December 31, 2006 and 2005, the Company issued 150,910 and 98,964 shares of common stock as compensation for past and future service and recorded a charge to operations of $180,549 and $104,025. For the year ended December 31, 2006 the Company issued 499,300 shares of common stock in connection with the sale of securities and the satisfaction of certain obligations which included 130,000 shares to satisfy certain liabilities (See Note H).

Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE J (continued)

Effective January 2006, the Company cancelled options to acquire 300,000 shares of common stock held by employees. There are no option outstanding with employees at December 31, 2006.

For the years ended December 31, 2004 the Company received proceeds of $102,250 from the exercise of stock options to purchase 110,000 shares of the Company's common stock. In connection with such options of which 15,000 were modified, in 2004 the Company recorded compensation expense and a credit to additional paid-in capital of $30,750.

The following is a summary of transactions involving warrants to purchase common stock for the years ended December 31, 2006, 2005 and 2004.


                                                                  Weighted-
                                                      Number       average
                                                     of shares  exercise price
                                                    ----------  --------------
         Outstanding at January 1,, 2004              210,000       $  6.40
             Granted                                  100,000          5.00
                                                    ----------
         Outstanding at December 31, 2004             310,000      $   5.95
             Granted                                   66,666          1.00
             Cancelled/Forfeited                      (96,250)        (6.75)
                                                    ----------
         Outstanding at December 31, 2005             280,416      $   4.38
             Granted                                  270,000             -
             Cancelled/Forfeited                      (82,500)        (6.52)
                                                    ----------    ------------
         Outstanding at December 31, 2006             467,916         $1.47
                                                    ==========    ============

The following table summarizes information concerning currently outstanding and exercisable stock purchase warrants:




                                                 Warrants outstanding                        Warrants exercisable
                                     -------------------------------------------         ----------------------------
                                                         Weighted-
                                       Number             average       Weighted-            Number         Weighted-
                                    outstanding at       remaining       average         exercisable at      average
              Ranges of             December 31,        contractual     exercise          December 31,      exercise
             exercise prices            2006            life (years)      price               2006            price
            ----------------       ---------------    --------------   ------------    ----------------    -----------
             $0.00-$0.99              270,000               4.25         $0.0010             270,000          $0.0010
             $1.00-$4.00              166,666               5.16         $  3.20             166,666           $ 3.20
            $5.00-$12.00               31,250               5.16            5.50              31,250             5.50
                                   ---------------    --------------   ------------    ----------------    -----------
                                      467,916               4.85         $  1.47             467,916           $ 1.47
                                   ===============    ==============   ============    ================    ===========


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE K - STOCK COMPENSATION PLANS

In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the "Plan"). Under the Plan, as amended, 8,400,000 shares of common stock have been reserved for issuance. The Plan terminates with respect to the granting of common stock and options in 2009. Since the inception of the Plan, Synergy has issued 1,430,907 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance or at an amount equal to the service provider's invoice amount. During the years ended December 31, 2006, 2005 and 2004, the Company issued 150,910, 98,964 and 42,195 shares of its common stock, respectively, to various service providers and has recorded a charge to earnings of $180,549, $104,025 and $150,621. Under the Plan, Synergy has granted options to selected employees and professional service providers. The maximum term of options granted under the Plan is ten years. There were no options issued during the years ended December 31, 2006 and 2005.

The following is a summary of such stock option transactions for the years ended December 31, 2006, 2005 and 2004 in accordance with the Plan and other restricted stock option agreements:

                                                              Weighted-
                                              Number           average
                                              of shares     exercise price
                                             -----------   ------------------
       Outstanding at January 1, 2004         481,650        $  10.42
           Exercised                         (110,000)          (3.68)
                                             -----------   ------------------
       Outstanding at December 31, 2004       371,650        $  13.10
           Granted                            300,000            2.07
           Cancelled/Forfeited               (371,650)         (12.15)
                                             -----------   ------------------
       Outstanding at December 31, 2005        300,000       $   2.07
           Cancelled/Forfeited                (300,000)         (2.07)
                                             -----------   ------------------
       Outstanding at December 31, 2006             -            -
                                             ===========   ==================

       Shares available for grant

         December 31, 2006                   7,270,913
                                             =========
         December 31, 2005                   7,120,003
                                             =========
         December 31, 2004                   7,218,967
                                             =========

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE K (continued)

The Company has also reserved 100,000 shares for a stock option plan ("Option Plan") for nonemployee, independent directors, which entitles each nonemployee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 84,000 shares available for grant at December 31, 2006 and 2005.

NOTE L - TRANSACTIONS WITH RELATED PARTIES

At December 31, 2006 and 2005, $23,706 and $61,882 is payable to the Company's Chairman and Chief Executive Officer for short-term advances made to the Company.

Two of the Company's directors were members of the board of directors of a significant customer of the Company. These individuals terminated their board membership in the customer in 2006.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE M - OTHER INCOME (EXPENSE)

     Other income (expense) is comprised of the following:


                                                                      2006           2005             2004
                                                                     ---------    ----------       ----------
         Gain (loss) on sales of marketable securities (Note D)            -              -          (15,793)
        Other                                                        (22,039)       (20,469)          49,588
                                                                     ---------    ----------       ----------
                                                                    $(22,039)      $(20,469)        $ 33,795
                                                                     =========    ==========       ==========


NOTE N - INCOME TAXES

At December 31, 2006, the Company had a net operating loss carry forward of approximately $34,200,000 which, if not utilized, will begin expiring in 2011. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The components of the deferred tax asset at December 31, 2006 were approximately as follows:

          Net operating loss carry forwards         $ 11,628,000
          Fixed assets and intangibles                   484,000
          Allowance for doubtful accounts                166,000
          Inventory                                      126,000
          Capital losses                                  56,000
          Other                                         (200,000)
          Valuation allowance                        (12,260,000)
                                                   ---------------
                                                    $         -
                                                   ===============

The valuation allowance increased by approximately $ 583,000 in 2006.

Income taxes expense for the years ended December 31, 2006, 2005 and 2004 including amounts attributable to discontinued operations consisted, of the following:

                             2006          2005           2004
                             --------      --------     ----------
          State and local    $44,962       $84,858       $ 34,604
                             ========      ========     ==========

                  Years ended December 31, 2006, 2005 and 2004

A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 2006, 2005 and 2004 are as follows:



                                                                  2006          2005      2004
                                                                 -------        -----    ------
          Federal income tax expense at statutory rate             (34)%         (34)%    (34)%

          Increase (decrease) resulting from
              Increase in valuation allowance                       34            34       34
              State and local income taxes, net of Federal
                  benefit                                           .9            .9       .9
                                                                 -------        -----    ------
                                                                    .9%          .9%     .9%


NOTE O - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Quarterly financial results for the years ended December 31, 2006 and 2005 are as follows:

                                                              THREE MONTHS ENDED


                                                            3/31/2006        6/30/2006      9/30/2006    12/31/2006      TOTAL
    SALES                                                $ 14,878,155     $ 15,679,679    $18,607,807   $22,594,267   $ 71,759,908
    GROSS PROFIT                                         $  1,074,371     $  1,148,123    $ 1,288,286   $ 1,448,465   $ 4,959,245
    NET INCOME (LOSS) FROM CONTINUING OPERATIONS         $  (375,272)     $   (260,145)   $  (247,924)  $  (432,127)  $(1,315,468)
    NET INCOME (LOSS) FROM DISCONTINUED OPERATING        $    (3,414)     $    (55,519)   $  (108,306)  $(1,192,225)  $(1,359,464)
                                                         -------------    -------------   ------------  -----------   -------------
    NET LOSS                                             $  (378,686)     $  (315,664)    $  (356,230)  $(1,624,352)   $(2,674,932)
    BASIC AND DILUTED NET LOSS PER COMMON SHARE FROM
    CONTINUING OPERATING:                                $     (0.10)     $     (0.07)    $     (0.06)  $     (0.10)   $     (0.33)

    BASIC AND DILUTED NET LOSS PER COMMON SHARE FROM
    DISCONTINUED OPERATIONS:                              $        -      $     (0.02)    $     (0.02)  $     (0.23)   $     (0.27)
                                                         -------------    -------------   ------------  -----------   -------------
    TOTAL                                                 $    (0.10)     $     (0.09)    $     (0.08)  $     (0.33)   $     (0.60)

    DIVIDEND PREFERED STOCK                               $   90,250      $    90,250     $    85,750   $    90,250    $   356,500


                                                              THREE MONTHS ENDED


                                                            3/31/2005        6/30/2005      9/30/2005    12/31/2005      TOTAL
    SALES                                                 $ 14,757,963    $ 15,339,974    $ 16,864,434   $16,387,811   $ 63,350,182
    GROSS PROFIT                                          $    803,000    $  1,154,480    $ 1,167,950    $   880,684   $  4,006,114
    NET INCOME (LOSS) FROM CONTINUING OPERATIONS          $   (493,472)   $    (99,331)   $  (176,660)   $ (759,739)   $ (1,529,202)
    NET INCOME (LOSS) FROM DISCONTINUED OPERATING         $   (124,425)   $   (107,289)   $  (141,029)   $ (658,833)   $ (1,031,576)
                                                         -------------    -------------   ------------  -----------   -------------
    NET LOSS                                              $   (617,897)   $   (206,620)   $  (317,689)   $1,418,572)   $ (2,560,778)
    BASIC AND DILUTED NET LOSS PER COMMON SHARE FROM
    CONTINUING OPERATING:                                 $      (0.17)   $   (0.05)      $   (0.06)     $   (0.20)    $   (0.48)
    BASIC AND DILUTED NET LOSS PER COMMON SHARE FROM
    DISCONTINUED OPERATIONS:                              $      (0.04)   $   (0.03)      $   (0.03)     $   (0.17)    $   (0.27)
    TOTAL                                                 $      (0.21)   $   (0.08)      $   (0.09)     $   (0.37)    $   (0.75)
    DIVIDEND - PREFERED STOCK                             $     74,250    $  74,250       $  78,583      $  90,250     $  317,333


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE P - RETIREMENT PLAN

On January 1, 2002, the Company established the Synergy Brands, Inc. 401(k) Plan (the "Plan") covering employees 21 years of age and older who have completed six months of continuous service. For the year ended 2006, 2005 and 2004 the Company match was $28,627, $20,812 and $17,275.

NOTE Q - COMMITMENTS AND CONTINGENCIES

1. Lease Commitments

The Company leases office and warehouse space under operating leases expiring at various dates through June 2011. The Company is also leasing vehicles under operating leases. Future minimum lease payments under noncancelable operating leases as of December 31, 2006 were as follows:

       Year ending December 31,
              2007                                $429,747
              2008                                $422,420
              2009                                $413,317
              2010                                $408,390
              2011                                $233,762
              thereafter                          $103,71

Rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $382,000, $375,000 and $190,000 respectively.

2. Litigation

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE R- SEGMENT AND GEOGRAPHICAL INFORMATION

The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 2006, 2005 and 2004, as shown below the segment information does not include the discontinued segment of Proset:



                                               PHS Group         GRC            Corporate                Total
                                             ------------     ------------      ------------          -----------
   Year ended December 31, 2006
     Revenue                                  $69,840,886       $1,919,022                -           $71,759,908
     Net profit (loss) attributable to            779,634         (311,210)       (2,140,392)          (1,671,968)
     common stockholder
     Depreciation and amortization                 11,929          156,456            76,700              245,085
     Interest income                                    -                -           147,533              147,533
     Other income (expense)                       (14,247)          (7,792)                -              (22,039)
     Equity in earnings of investee                     -                -           227,054              227,054
     Interest and financing expenses            1,403,739                -           647,117            2,050,856
     Identifiable assets                       15,609,833        1,594,373         3,536,408           20,740,614
     Additions to long-lived assets                35,684                -                 -               35,684
     Investment in affiliate                            -                -           562,593              562,593

                                               PHS Group         GRC            Corporate                Total
                                             ------------     ------------      ------------          -----------
   Year ended December 31, 2005
     Revenue                                  $61,450,467      $1,899,715                -            $63,350,182
     Net loss attributable to common             (111,784)      (445,505)       (1,289,246)            (1,846,535)
     stockholder
     Depreciation and amortization                 12,804        156,477           145,264                314,545
     Interest income                                    -              -           102,644                102,644
     Other income (expense)                        (3,581)       (16,888)            -                    (20,469)
     Equity in earnings of investee                     -              -            56,311                 56,311
     Interest and financing expenses            1,297,348              -           216,058              1,513,406
     Identifiable assets                       10,056,544      1,715,940         4,187,603             15,960,087
     Additions to long-lived assets                10,735         61,594                 -                 72,329
     Investment in affiliate                            -              -           364,340                364,340

                                               PHS Group         GRC            Corporate                Total
                                             ------------     ------------      ------------          -----------
   Year ended December 31, 2004
     Revenue                                  $50,728,560    $2,052,661               -               $52,781,221
     Net loss attributable to common
     Stockholder                              $   (167,951)    (644,870)        (1,100,729)            (1,913,550)
     Depreciation and amortization                  6,501        145,301           296,768                448,570
     Interest income                                4,344              -               266                  4,610
     Other income (expense)                        71,586        (21,139)          (16,652)                33,795
     Equity in earnings of investee                     -              -           172,224                172,224
     Interest and financing expenses            1,168,607         42,500           109,501              1,320,608
     Identifiable assets                        9,160,367      1,837,998         3,590,427             14,588,792
     Additions to long-lived assets                85,980        175,000            29,078                290,058
     Investment in affiliate                            -              -           336,828                336,828



                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE R (continued)

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Geographic data, as of and for the years ended December 31, 2006, 2005 and 2004, is as follows:



                                                  2006               2005                 2004
                                                --------------    --------------       -------------
Revenue
     United States                               $ 49,041,460       $ 31,103,702        $ 26,850,659
     Canada                                        22,718,448         32,246,480          25,930,562
                                                --------------    --------------       -------------
                                                  $71,759,908       $ 63,350,182        $ 52,781,221
                                                ==============    ==============       =============


Accounts receivable
     United States                                 $6,005,782       $    795,738
     Canada                                         5,160,198          6,682,401
                                                --------------    --------------
                                                  $11,165,980       $  7,478,139
                                                ==============    ==============
Identifiable assets of continuing operations
     United States                                $20,740,614        $15,960,087
     Canada                                             -                  -
                                                --------------    --------------
                                                  $20,740,614       $ 15,960,087
                                                ==============    ==============

                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE S - Discontinued Operations

In December 2006, the Company instituted a plan to discontinue the Pro-Set segment. Accordingly, the operating results of Pro-set segment for each of the three years ended December 31, 2006 has been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at December 31, 2006 and December 31, 2005.

The Company recorded impairment loss of (i) 293,586, for the year ended December 31, 2005 and (ii) an additional impairment loss of $359,353 during the year ended December 31, 2006, in connection with the write-down of the assets that were to be disposed of. During the year ended December 31, 2006, the Company recorded a loss of $58,305 in connection with the write-down of fixed assets. Also in 2006, $485,000 was recorded as additional reserves of accounts receivables, other receivables, and inventory. Due to operating losses, there was no income tax benefit from the write-down and disposal of these assets.

Summarized  financial   information  of  the  Pro-Set  segment  as  discontinued
operations for each of the three years ended as follows:



                                            Year ended         Year ended          Year ended
                                           -------------     ---------------   ----------------
                                           Dec.31, 2006       Dec. 31, 2005       Dec. 31, 2004
                                           -------------     ---------------   ----------------
Net Sales                                  $ 1,222,834          $ 786,908           $3,923,823

Cost of sales
Cost of product                              1,260,694            867,036           3,206,187
Shipping and handling costs                    144,772             98,607             129,482
                                           -------------     ---------------   ----------------
                                             1,405,466            965,643           3,335,669

 Gross Profit                                 (182,632)         (178,735)             588,154

Operating expenses:
  Advertising and promotion                      1,046                900                   -
  General and administrative                   594,008            291,134             282,747
  Depreciation and amortization                157,650            183,420             210,920
  Asset impairment charge                      359,353            293,586                   -
                                           -------------     ---------------   ----------------
                                             1,112,057            769,040             493,667

 Operating profit (loss)                    (1,294,689)          (947,775)             94,487

Other Income (expenses):
  Other income (expenses)                       (1,024)            (1,035)            (80,778)
  Interest and financing expenses              (62,765)           (80,233)           (232,913)
                                           -------------     ---------------   ----------------
                                               (63,789)           (81,268)           (313,691)

Net loss before income taxes                (1,358,478)        (1,029,043)           (219,204)

Income tax expense                                 986              2,533                   -
                                           -------------     ---------------   ----------------
Net loss from discontinued operations     $ (1,359,464)      $ (1,031,576)         $  (219,204)
                                           =============     ===============   ================


                      Synergy Brands, Inc. and Subsidiaries

                  Years ended December 31, 2006, 2005 and 2004

NOTE S (continued)

                                                 Dec.31, 2006     Dec. 31, 2005
                                                 --------------  --------------
ASSETS:
CURRET ASSETS:
CASH AND CASH EQUIVALENTS                           $  1,782          $   8,071
ACCOUNTS RECEIVABLE TRADE                             44,632             16,185
OTHER RECEIVABLES                                     28,563            117,563
INVENTORY                                             52,205            728,092

PREPAID ASSETS AND OTHER CURRENT ASSETS                    -              5,637

PROPERTY AND EQUIPMENT, NET                                -             79,170

INTANGIBLE ASSETS,NET OF ACCUMULATED
AMORITIZATION OF $ 2,627,469 AND $ 2,189,639               -            437,833
                                                 --------------  --------------
TOTAL ASSETS                                       $ 127,182         $1,392,551
                                                 --------------  --------------

LIABILITIES:

NOTES PAYABLE                                        $     -          $ 319,531
ACCOUNTS PAYABLE                                     112,569            206,288
                                                 --------------  --------------
TOTAL  LIABILITIES                                 $ 112,569          $ 525,819
                                                 ==============  ==============

NOTE T - SUBSEQUENT EVENTS

Effective January 19, 2007, Synergy Brands Inc. completed a $6.5 million secured financing with Lloyd I. Miller, a major shareholder and a director of Synergy Brands for its main operating subsidiary PHS Group Inc. The financing consisted of $6.5 million in secured term notes to be amortized over a 5 year period, with a balloon payment of $3,250,000 in January 2012 at an interest rate of 11.25%, that may be reduced to 11% under certain conditions. The agreement further involved a securities purchase agreement that added 1,075,000 common shares of Synergy Brands to Lloyd Miller and retired all warrants beneficially owned by Mr. Miller.