Form 10-Q
period 2007-03-31
SYNERGY BRANDS INC
filed 2007-05-15
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2007.

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 14, 2007 there were 8,365,042 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                                 MARCH 31, 2007

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                                            Page
         Item 1:  Financial Statements

         Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and
         December 31, 2006                                                              2 - 3

         Consolidated Statements of Operations for the three
         months ended March 31, 2007 and 2006 (Unaudited)                                   4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2007 and 2006 (Unaudited)                                        5-6

         Notes to Consolidated Financial Statements (Unaudited)                          7-14

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                  15-24

         Item 4:  Control and Procedures                                                   25

PART II: OTHER INFORMATION

         Item 1A: Risk Factors                                                             26

         Item 2: Unregistered Sales of Equity Securities and use of Proceeds               26

         Item 4:  Submission of Matters to a Vote of Security Holders                      26

         Item 6: Exhibits and Reports on Form 8-K                                          26



         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006



ASSETS                                                                         March 31, 2007          DECEMBER 31, 2006
                                                                                 (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                       $451,498                    $644,870
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 for both periods                                                      8,190,675                  11,165,980
    Other receivables                                                              2,664,162                   2,453,705
    Note Receivable - current                                                        347,706                     344,699
    Inventory                                                                      4,946,772                   1,289,221
    Prepaid assets and other current assets                                          317,937                     669,908
    Assets of discontinued operations                                                 89,098                     127,182
                                                                               --------------          -----------------
          Total Current Assets                                                    17,007,848                  16,695,565

Property and Equipment, Net                                                          246,382                     252,950

Other Assets                                                                       2,083,690                     909,454

Notes Receivable                                                                   1,991,813                   2,207,233

Intangible Assets, net of accumulated amortization of $404,205 and
$389,226                                                                             273,318                     288,297

Goodwill                                                                             514,297                     514,297
                                                                               --------------          -----------------
Total Assets                                                                     $22,117,348                 $20,867,796
                                                                               ==============          =================


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006


LIABILITIES AND STOCKHOLDERS' EQUITY                                                                  March 31, 2007    December 31,
                                                                                                         (Unaudited)    2006

Current Liabilities:
    Notes Payable - Current                                                                               $ 2,490,667    $ 4,196,757
    Accounts Payable and Accrued Expenses                                                                   2,292,404      2,321,445
    Related Party Note Payable                                                                                 38,987         23,706
    Deferred income                                                                                         1,470,940        755,503
    Liabilities of Discontinued Operations                                                                     55,823        112,569
                                                                                                         ------------    -----------
         Total Current Liabilities                                                                          6,348,821      7,409,980

Notes Payable, net of discount of $236,640 and $313,749, respectively                                       8,026,646      1,960,638

Lines of credit                                                                                             1,104,610      5,836,928

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized, 93,213 and 93,213 shares issued
and outstanding; liquidation preference of $10.50 per share                                                        93             93
Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                                   -              -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
285,000 and 285,000 shares issued and outstanding; liquidation preference of $10.00 per share                     285            285
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, 80,000 shares
 issued and outstanding; liquidation preference of $10.00 per share                                                80             80
Common stock - $.001 par value;14,000,000 shares authorized;
7,908,292 and 6,484,275 shares issued                                                                           7,908          6,484
Additional paid-in capital                                                                                 48,438,579     47,252,064
Deficit                                                                                                   (41,796,334)  (41,585,416)
Accumulated other comprehensive loss                                                                           (8,340)       (8,340)
Less treasury stock, at cost, 1,000 shares                                                                     (5,000)       (5,000)
                                                                                                         ------------    -----------

Total stockholders' equity                                                                                  6,637,271      5,660,250
                                                                                                         ------------    -----------
Total Liabilities and Stockholders' Equity                                                           $     22,117,348    $20,867,796
                                                                                                         ============    ===========

        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                  2007                      2006
                                                              --------------           -------------

Net Sales                                                     $  17,613,713            $  14,878,155

Cost of Sales
     Cost of product                                             15,963,709               13,576,348
     Shipping and handling costs                                    236,228                  227,436
                                                              --------------           -------------
                                                                 16,199,937               13,803,784

   Gross Profit                                                   1,413,776                1,074,371

Operating expenses
   Selling, general and Administrative Expenses                   1,065,673                1,007,214
   Depreciation and amortization                                     44,758                   78,634
                                                              --------------           -------------
                                                                  1,110,431                1,085,848
                                                              --------------           -------------

Operating Profit (loss)                                             303,345                  (11,477)

Other Income (expense)
  Interest Income                                                    34,095                   37,170
  Other expense                                                        (446)                    (205)
  Equity in earnings of investee                                     91,141                   15,465
  Interest and financing expense                                   (586,058)                (378,397)
                                                              --------------           -------------
                                                                   (461,268)                (325,967)
                                                              --------------           -------------

Loss from continuing operations before income taxes                (157,923)                (337,444)

Income tax expense                                                   46,782                   37,828
                                                              --------------           -------------
Loss from continuing operatons                                     (204,705)                (375,272)
                                                              --------------           -------------
Discontinued operations
Loss from operations of discontinued component                       (6,213)                  (3,174)

Income tax expense                                                        -                      240
                                                              --------------           -------------
Loss from discontinued operations                                   ( 6,213)                 ( 3,414)
                                                              --------------           -------------
Net loss                                                           (210,918)                (378,686)

Dividend-Preferred Stock                                             84,625                   90,250
                                                              --------------           -------------
Net loss attributable to common stockholder                      $ (295,543)              $ (468,936)
                                                              ==============           =============
Basic and diluted net loss per common share
  from continuing operations:                                     $  ( 0.04)               $  ( 0.10)
Basic and diluted net loss per common share
  from discontinued operations:                                   $    0.00                $    0.00
                                                              --------------           -------------
                                                                  $  ( 0.04)               $  ( 0.10)
                                                              --------------           -------------


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                 2007                   2006
                                                                             ----------            -----------
   Cash Flows From Operating Activities:
   Net loss                                                                  $(210,918)           $  (378,686)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
      Depreciation and Amortization                                             44,758                 78,634
      Amortization of financing cost                                            46,943                 14,209
      Equity in earnings of investee                                          (91,141)               (15,465)
      Operating expenses paid with common stock                                 40,970                 33,000
      Changes in Operating Assets and Liabilities:
      Net (increase) decrease in:
      Accounts receivable and other receivables                              2,764,848                955,844
      Inventory                                                            (3,657,551)            (1,355,006)
      Prepaid assets, related party note receivable and other assets           531,957                 16,258
   Net increase (decrease) in:
      Accounts payable, related party note payable, accrued
      expenses and other current liabilities                                  (13,760)              (556,145)
      Deferred Income                                                          715,437                649,418
      Net assets of discontinued operations                                   (18,662)                 10,454
                                                                             ----------            -----------
      Net cash provided by (used in)  operating activities                    152,881              (547,485)

   Cash Flows From Investing Activities:
   Purchase of fixed assets                                                    (8,627)                (2,527)
   Payments received on notes receivable                                       220,913                75,262
   Issuance of notes receivable                                                (8,500)                14,995
                                                                             ----------            -----------
          Net cash provided by investing activities                            203,786                57,740
                                                                             ----------            -----------

   Cash Flows From Financing Activities:
   Borrowings under line of credit                                             291,610            10,918,314
   Repayments under line of credit                                         (4,836,928)           (10,580,572
   Proceeds from the issuance of notes payable                               6,690,000             1,882,500
   Repayments of notes payable                                             (2,617,190)              (624,000)
   Payment of dividends                                                       (84,625)               (90,250)
   Payment of financing costs                                                        -               (46,707)
   Proceeds from issuance of common stock                                        7,094                90,094
                                                                             ----------            -----------

   Net cash (used in) provided by financing activities                        (550,039)              1,549,379
                                                                             ----------            -----------

   Net (decrease) increase  in cash                                          (193,372)              1,059,634

   Cash and cash equivalents, beginning of period                              644,870                255,483
                                                                             ----------            -----------
   Cash and cash equivalents, end of period                                $   451,498              1,315,117
                                                                             ===========           ===========


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                   2007                2006
                                                                                 ------------     -----------

Supplemental disclosure of cash flow information:

Cash paid for interest                                                             $ 364,564        $ 249,094
                                                                                 ===========      ===========

Cash paid for income taxes                                                         $  46,782        $  38,068
                                                                                 ===========      ===========
Supplement   disclosures  of  non-cash  operating,   investing  and
financing activities:

Debt conversion to common stock                                                    $ 187,000        $  60,000
                                                                                 ===========       ==========
Common Stock issued for services                                                   $  40,970        $  33,000
                                                                                 ===========       ==========
Common Stock issued for financing cost                                             $ 978,250                -
                                                                                  ==========       ==========


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2007 and 2006


NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for three months ended March 31, 2007 and 2006, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2006 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 filed by the Company. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the respective full years.

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

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $22,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2007 and 2006

NOTE D - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor". The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the three months ended March 31, 2007, the Company recognized approximately $817,000 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from a manufacturer, included in other receivables in the accompanying consolidated balance sheet aggregated $2,664,162 and $2,453,705 at March 31, 2007 and December 31, 2006.

NOTE E - INVENTORY

Inventory, consisting of goods held for sale, as of March 31, 2007 consisted of the following:

          Grocery, health and beauty products     $4,490,389

          General merchandies                        456,383
                                                   ---------
                                                  $4,946,772
                                                  ==========

NOTE F  - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company issued 150,000 shares of common stock to the note holder. The value of the shares ($200,000) was treated as a reduction of the sales price. The balance of the note receivable at March 31, 2007 was $1,561,533.

In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT. In relation to the ITT warrants, Company has recorded deferred income of $127,000. In 2006, $142,857 was paid by ITT to reduce the loan balance. On March 30, 2007 $142,857 was paid by ITT to reduce the loan balance. As of March 31, 2007 the outstanding loan balance was $714,286. As part of the Company's agreement, the Company has paid $285,714 on the note payable. The outstanding balance of the note payable at March 31, 2007 was $714,286.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2007 and 2006

NOTE G - INVESTMENT

The Company holds a 20% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $ 91,141 and $15,465 during the three months ended March 31, 2007 and March 31, 2006, respectively. At March 31, 2007, the investment in ITT is $653,734 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the three months ended March 31, 2007 and 2006 is as follows:

                                                        2007                2006
                                                   ------------    -------------
    Revenues                                       $ 8,920,000      $ 6,970,000

    Total expenses                                  (8,294,000)      (6,846,000)

    Other income                                        42,000           89,000
                                                   ------------    -------------
    Income before income taxes                         668,000          213,000

    Income tax expense                                (252,000)        (113,000)
                                                   ------------    -------------
    Net income                                      $  416,000       $  100,000
                                                   ============    =============

NOTE H - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in July 2006, allow for the borrowing of up to $6,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. $1,104,610 was outstanding under the agreements at March 31, 2007. The Company did refinance its secured financing (See Note N). This agreement was terminated in April 2007. Interest accrues on outstanding borrowings at the greater of (i) 5% per annum in excess of the prime rate or (ii) 10.50% per annum. At March 31, 2007, the interest rate on outstanding borrowings was 13.25%. Outstanding borrowings are collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. During the three months of 2007, the Lender converted $187,000 of outstanding debt into 202,120 shares of common stock. In 2006 the Lender converted $331,200 of outstanding debt into 289,080 shares of common stock.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2007 and 2006

NOTE H (continued)

In 2004, the Company received $490,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2006, the Company converted $150,000 of this outstanding debt into 159,754 shares of common stock. The Company repaid $275,000 of this debt at March 31, 2007. At March 31, 2007 the outstanding balance was $50,000.

In 2005, the Company received $600,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. In 2006, the Company converted $90,000 of this outstanding debt into 93,478 shares of common stock. The Company repaid $243,000 of this debt at March 31, 2007. In addition, Laurus was issued 33,333 warrants exercisable at $
3.50 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date. At March 31, 2007, the outstanding balance was $166,667.

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000. Borrowing under the note bears interest at prime. The Company is not required to repay any principal until the maturity date of the note, September 1, 2007. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. There were no borrowings as of March 31, 2007.

On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. In 2006, the Company converted $90,000 of this outstanding debt into 93,478 shares of common stock. The Company repaid $176,667 of this debt at March 31, 2007. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. At June 30, 2005 the Company recorded a charge of $18,000 as prepaid expense for the fair value of the warrants, and this amount is being amortized over the life of the note. At March 31, 2007, the outstanding balance was $233,333.

On March 14, 2006 the Company closed a $1.75 million junior secured five year loan with an existing lender bearing a fixed interest rate of 10%. Payments will be made at a rate of $32,000 per month starting October 1, 2006. The lender was issued a warrant to acquire 270,000 shares of the Company's common stock valued at $362,000. The relative fair value of the warrant of $362,000 is being charged to operations as additional interest over the term of the loan. The Company repaid $192,000 of this debt at March 31, 2007. At March 31, 2007, the outstanding balance was $1,558,000.

On January 19, 2007, Synergy Brands Inc. completed a $6.5 million secured financing with Lloyd I. Miller, a major shareholder and a director of Synergy Brands for its main operating subsidiary PHS Group Inc. The financing consisted of $6.5 million in secured term notes to be amortized over a 5 year period, with a balloon payment of $3,250,000 in January 2012 at an interest rate of 11.75%. The agreement further involved a securities purchase agreement, issued 1,075,000 common shares of Synergy Brands to Lloyd Miller as a financing cost and retired all warrants beneficially owned by Mr. Miller. The Company repaid $108,333 of this debt at March 31, 2007. At March 31, 2007, the outstanding balance was $6,391,667.

In the fourth quarter of 2006, the Company secured $1,800,000 from shareholders of short term financing. At March 31, 2007 the outstanding balance was $550,000, which was paid in April 2007.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2007 and 2006

NOTE I - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2007, the Company converted $187,000 of debt of IIG into 202,120 shares of common stock (see Note H).

During the three months ended March 31, 2007, the Company issued 136,897 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $40,970. During the three months ended March 31, 2007, the Company issued 1,085,000 shares of common stock in connection with financing or the sale of securities and the satisfaction of certain obligations.

There are no options outstanding with employees at March 31, 2007.

NOTE J - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of March 31, 2007 and 2006, as shown below the segment information does not include the discontinued segment of
Proset:

                   Three Months Ended March 31, 2007 and 2006



                                                               PHS Group          GRC              Corporate             Total

Revenue from external customers               2007         $   17,225,884    $   387,829      $      -            $ 17,613,713
                                              2006         $   14,487,003    $   391,152      $      -            $ 14,878,155

Net Income (loss) from continuing operations  2007         $      259,002    $   (96,301)     $ (452,031)         $   (289,330)
attributable to common Stockholders           2006         $       93,599    $  (145,449)     $ (413,672)         $   (465,522)

Interest and Finance Expense                  2007         $       408,905   $        -       $  177,153          $     586,058
                                              2006         $       293,133   $        -       $   85,264          $     378,397


Depreciation &                                2007         $          3,621   $    39,114     $     2,023         $      44,758
amortization                                  2006         $          3,204   $    39,114     $    36,316         $      78,634



Identifiable assets from continuing operations are as follows:
   March 31, 2007     $ 16,048,533   $ 1,480,599     $  4,499,118   $ 22,028,250
   December 31, 2006  $ 15,609,833   $ 1,594,373     $  3,536,408   $ 20,740,614

NOTE K - NET LOSS PER SHARE

Basic and diluted loss per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options, warrants and convertible debt and equity securities of 693,808 and 1,232,930 for the three months ended March 31, 2007 and 2006, respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                                                    Three Months ended March 31,

                                                          2007              2006
                                                       -----------    ----------
           Net loss applicable to common stock          $( 295,543)   $(468,936)
                                                       ============   ==========
          Weighted-average number of shares in basic     7,616,174     4,563,651
              and diluted EPS                           ===========   ==========

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2007 and 2006

NOTE L - DISCONTINUED OPERATIONS

In December 2006, the Company instituted a plan to discontinue the Pro-Set segment. Accordingly, the operating results of Pro-set segment for March 31, 2007 and March 31, 2006 has been presented as Discontinued operations. Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at March 31,2007 and December 31, 2006 and statement of cash flows.

Summarized  financial   information  of  the  Pro-Set  segment  as  discontinued
operations for each of the two periods ended as follows:

                               Three Months Ended

                                          March 31, 2007         March 31, 2006
                                          --------------        ---------------
Net Sales                                  $ 5,405               $ 492,522

Cost of sales
Cost of product                              3,170                330,067
Shipping and handling costs                      -                 34,539
                                          --------------        ---------------
                                             3,170                364,606
                                          --------------        ---------------
 Gross Profit                                2,235                 127,916

Operating expenses:
  General and administrative                 8,448                 83,213
  Depreciation and amortization                  -                 24,876
                                          --------------        ---------------
                                             8,448                108,089

 Operating loss (profit)                   (6,213)                 19,827

Other Income (expenses):
  Other income (expenses)                        -                   (450)
                                          --------------        ---------------
  Interest and financing expenses                -                (22,551)
                                          --------------        ---------------
                                                 -                (23,001)
                                          --------------        ---------------
Net loss before income taxes                (6,213)                (3,174)

Income tax expense                               -                     240
                                          --------------        ---------------
Net loss from discontinued operations       $(6,213)              $ (3,414)
                                          ==============        ===============

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2007 and 2006

NOTE L (continued)

                                      March 31, 2007           Dec. 31, 2006
ASSETS:
CURRET ASSETS:
CASH AND CASH EQUIVALENTS             $   1,787                 $   1,782
ACCOUNTS RECEIVABLE TRADE                 9,713                    44,632
OTHER RECEIVABLES                        28,563                    28,563
INVENTORY                                49,035                    52,205
                                     ----------                ----------
TOTAL ASSETS                          $  89,098                $  127,182
                                     ==========                ===========
LIABILITIES:
ACCOUNTS PAYABLE                       $ 55,823                 $ 112,569
                                     ----------                ----------
TOTAL LIABILITIES                      $ 55,823                 $ 112,569
                                     ==========                ===========

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

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

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax portions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectably, in the Company's consolidated financial statements. For the three months ended March 31, 2007 and 2006, the Company did not recognize and interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year status of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2007 and 2006

NOTE M (continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115" (SFAS No. 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fare value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

NOTE N - SUBSEQUENT EVENTS

Effective April 5, 2007, Synergy Brands Inc. completed an amendment to a secured financing agreement with Lloyd I. Miller, a major Shareholder and Director of Synergy Brands for its main operating subsidiary, PHS Group to increase its $6.5 million loan balance to $8.0 million. The financing consisted of long term notes to be amortized over a 5 year period, with a balloon payment of $4,000,000 in January 2012 at an interest rate of 11.75%. This financing supplements the $6.5 term notes previously announced in January 2007. This supplemental financing has no additional equity component. This financing retired all of the Company's debt with its primary Lender (See Note H).

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

PHS GROUP (GROCERY & HBA OPERATIONS)

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest business segment of the Company's business operations, representing about 98% of the overall Company sales and 92% of gross profit. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to better plan for the needs of its specific customers and at the same time benefit the manufacturer as the direct supply source and in turn increase sales to its customers at optimized pricing through this unique strategy. PHS concentrates on what it perceives to be faster moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues,
Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby. The second business segment within the sector wherein PHS participates was previously Proset Hair Systems (Proset) but Proset discontinued its operations in the 4th quarter of FY 2006.

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

  CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007
              AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS


                                                    OPERATING                            OPERATING AND
                                                     SEGMENTS                            CORPORATE SEGMENTS

THREE MONTHS ENDED 3/31/07
Revenue                                                  $17,613,713      18.39%            $ 17,613,713      18.39%
Gross Profit                                               1,413,776      31.59%               1,413,776      31.59%
SG&A                                                         796,104       0.72%               1,065,673       5.80%
Operating Profit                                             574,937     137.92%                 303,345    2743.07%
Net Profit (loss) from continuing operations
  attributable to common shareholders                        162,701     413.79%                (289,330)    -37.85%
Per share continuing operations                                 0.02                               (0.04)
Net loss from discontinued
 operations                                                                                       (6,213)     81.99%
Per share discontinued operations                                                                  (0.00)
Net loss attributable
 to shareholders                                                                                (295,543)    -36.98%
Net loss per common share                                                                          (0.04)
Interest and financing expense                               408,905      39.49%                 586,058      54.88%

   THREE MONTHS ENDED 3/31/06
Revenue                                                  $14,878,155                        $ 14,878,155
Gross Profit                                               1,074,371                           1,074,371
SG&A                                                         790,405                           1,007,214
Operating Profit (loss)                                      241,648                             (11,477)
Net Profit (loss) from continuing operations
  attributable to common shareholders                        (51,850)                           (465,522)
Per share continuing operations                                (0.01)                              (0.10)
Net loss from discontinued
 operations                                                                                       (3,414)
Per share discontinued operations                                                                   0.00
Net loss attributable
 to shareholders                                                                                (468,936)
Net loss per common share                                                                          (0.10)
Interest and financing expense                               293,133                             378,397


Synergy Brands

     Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

     Revenues increased by 18% to $17,613,713 for the three months ended March 31,2007, as compared to $14,878,155 for the three months ended March 31, 2006. The increase in sales was predominately from the sale of PHS private label products and an increase in the Company's PHS wholesale distribution operations.

     The Company has been able to diversify its products selection both in national brand and private label to achieve better operating margins. The Company was able to grow revenue by 18% and gross profit increased by 32%. The Company attained an operating profit of $303,345 at March 31, 2007 as compared to a $11,477 operating loss at March 31, 2006.

     Selling General and Administrative expenses (SGA) increased by 6% to $1,065,673 for the three months ended March 31, 2007 as compared to $1,007,214 for the three months ended March 31, 2006. The increase of SG&A was marginal as compared to increased sales as well as an increase in corporate regulatory costs on a corporate level. SG&A expense for PHS Group increased by 9% to $623,990 for the three months ended March 31, 2007 as compared to $571,191 for the three months ended March 31, 2006. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

     The net loss attributable to Common Stockholders of the Company was $295,543 for the three months ended March 31, 2007 as compared to $468,936 for the three months ended March 31, 2006. Interest and financing costs represents 199% of the total loss attributable to common shareholders. Synergy Brands earned $162,701 from operations as compared to a loss of $289,330 for the same period last year. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended March 31, 2007 totaled $269,569, which include legal, accounting, corporate employees, and regulatory expenses as compared to $216,809 for the three months ended March 31, 2006.

Below is a summary of the results of operation by segment:

PHS Group: (Grocery and HBA operations)

     Synergy's Grocery and HBA business improved its operation through an expansion of its direct store delivery and private label wholesale and distribution operations. Sales improved by 19% to $17.2 million and operating profit increased by 73% to $671,034. PHS represented 98% of the Company's overall revenues and provides most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its DSD operations, expand its private label programs, and increase its international sales which are anticipated to help continue its direction toward greater profitability.

GRAN RESERVE CORPORATION (Cigar operations)

     Gran Reserve segment operations headed by GRC consist of subcategories www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com, and the retail store operation in Miami Lakes, Florida as well as online partnership programs such as www.Overstock.com and www.Google.com. The principal operation was relocated in March 2006 to a 6,000 square foot facility in Miami Lakes, Florida, which handles order flow for the operation as well as retail operations. Sales for this segment during this period remained flat while operating loss was reduced by 34% to $96,097. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2007. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2007. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may be shifting the Cigar business to be a complete destination business as opposed to a leisurely activity which GRC has commenced focus upon through its retail store operations.

Corporate Expenses:

     The Company's allocation to corporate expenses was increased by 24% to $269,569 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Corporate expenses represent 25% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $1.1 million in the first three months of 2007. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

Below is a detailed review of the Company's performance.

     In order to fully understand the Company's results a discussion of the Company's segments and their respective results follow;

PHS GROUP (Grocery and HBA operations)

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States as well as in Canada. PHS constitutes the largest segment of the Company's operations from a financial prospective, representing about 98% of the overall Company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply which in turn is designed to increase sales to its customers through this unique focus. PHS concentrates on what it perceives to be the fastest moving consumer product items and uses promotional savings to streamline and reduce their sale prices. PHS focuses on approximately 1,000 products manufactured by the top Grocery and HBA Companies in the United States and as a result the Company believes that they have a competitive advantage in comparison to the traditional wholesaler, which may concentrate on over 10,000 different items.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                             PHS Group          CHANGE
THREE MONTHS ENDED 3/31/07
Revenue                                        17,225,884        18.91%
Gross Profit                                    1,298,645        35.06%
SG&A                                              623,990         9.24%
Operating Profit                                  671,034        73.34%
Net Profit                                        259,002       176.71%
Interest and financing expenses                   408,905        39.49%

THREE MONTHS ENDED 3/31/06
Revenue                                        14,487,003
Gross Profit                                      961,519
SG&A                                              571,191
Operating Profit                                  387,124
Net Profit                                         93,599
Interest and financing expenses                   293,133

     PHS increased its revenues by 19% to $17.2 million for three months ended March 31, 2007 as compared to $14.5 million for the three months ended March 31, 2006. The increase in PHS business is attributable to the utilization of additional vendors, development of a private label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 6.6% to 7.5%. PHS has been able to maintain its sales and customer base while increasing gross profit by 35%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufactures promotion to achieve its targeted results. Continuing the development of grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS. Net profit was $259,002 for the three months ended March 31, 2007 as compared to a profit of $93,599 for the three months ended March 31, 2006.

GRAN RESERVE SEGMENT

                                           GRC            CHANGE
THREE MONTHS ENDED 3/31/07
Revenue                                     387,829        -0.85%
Gross Profit                                115,131         2.02%
SG&A                                        172,114       -21.49%
Operating Profit(loss)                      (96,097)      -33.94%
Net loss                                    (96,301)      -33.79%

THREE MONTHS ENDED 3/31/06
Revenue                                     391,152
Gross Profit                                112,852
SG&A                                        219,214
Operating Profit(loss)                     (145,476)
Net loss                                   (145,449)

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

     o BeautyBuys.com sells salon hair care products directly to the consumer via the Internet. (www.beautybuys.com)

     o  The  Company's   websites  also  expects  to  generate  revenue  through
     affiliates   and   partnership   agreements   such  as   www.overstock.com,
     www.google.com and paid links.

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

     Revenues in the Company's cigar operation remained flat for the three months ended March 31,2007 at $387,829 as compared to $391,152 for the three months ended March 31, 2006. CAW on a current operating basis represents approximately 47% of cigar revenues for the three months ended March 31, 2007. Gross profit for the three months ended March 31, 2007 increased by 2% to $115,131 as compared to $112,852 for the three months ended March 31, 2006.

DISCONTINUED OPERATIONS

     The Company discontinued Proset's operation in the fourth quarter of 2006 and such discontinuance is reflected in the financial statements hereinafter provided. The prior Proset segment of the Company's business has never been considered a significant component thereof. After review of the relevant components required for measuring the importance of and particulars of the Proset segment, the Company determined that the lessened value of the Company of Proset's revenues did not warrant continuing its operations because such revenues (because of the cost factor) had not become sufficient to sustain the costs of its operations. Proset has not been able to acquire and sell salon hair care products at costs needed to market those products profitably. In addition, Proset's inventory could not be replenished at appropriate levels to accommodate customers' needs as determined by the Company. Proset has continued to operate at a loss and management believed that there was little likelihood of establishing a plan to make such segment profitable. Management further believes that the expansion of its profitable grocery operations will provide for vertical growth that may require additional capital that would be better invested in PHS operations rather then Proset operations.

     The table below summarizes the historical financial operations of Proset for the periods being discussed.



                                               Three Months Ended        Three Months Ended
                                                 March 31, 2007             March 31, 2006
                                               ------------------        -----------------
         Net Sales                                    $ 5,405                  $492,522

         Cost of sales
         Cost of product                                3,170                   330,067
         Shipping and handling costs                        -                    34,539
                                               ------------------        -----------------
                                                        3,170                   364,606

          Gross Profit                                  2,235                   127,916

         Operating expenses:
           General and administrative                   8,448                    83,213
           Depreciation and amortization                    -                    24,876
                                               ------------------        -----------------
                                                        8,448                   108,089

          Operating profit (loss)                     (6,213)                    19,827

         Other Income (expenses):
           Other income (expenses)                          -                     (450)
           Interest and financing expenses                  -                  (22,551)
                                               ------------------        -----------------
                                                            -                  (23,001)

         Net loss before income taxes                 (6,213)                   (3,174)
         Income tax expense                                -                        240
                                               ------------------        -----------------
         Net loss from discontinued                 $ (6,213)                  $(3,414)
         operations                            ------------------        -----------------


                         LIQUIDITY AND CAPITAL RESOURCES



March 31                                                          2007             2006

Working Capital                                                  $ 10,659,027     $ 5,643,868
Assets                                                             22,117,348      18,824,285
Liabilities                                                        15,480,077      12,116,104
Equity                                                              6,637,271       6,708,181
Line of Credit Facility                                             1,104,610       4,310,983
Receivable turnover (days)                                                 43              38
Inventory Turnover (days)                                                  25              16
Net cash provided by (used in) operating activies                     152,881        (547,485)
Net cash provided by investing activites                              203,786          57,740
Net cash (used in) provided by financing activites                   (550,039)      1,549,379




     The Company's working capital increased by $5.0 million at March 31, 2007 to $10.7 million due to a combination of several factors including amortization of debt, refinancing of short term debt to long term debts and operating profits from PHS Group. The Company plans to further improve its working capital through conversion of short-term debt to long-term debt and increasing its operating profit.

     Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, and fixed costs. The cash flow realized from the Company's gross profit has been sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support the interest that it pays in support of financing its receivables and inventory. The Company historically has not been able to date to completely support its financing costs solely from operations and has relied on equity and debt financing to bridge the gap. However, the Company was able to support its business through cash flow from operations, which totaled $152,881 as compared to a cash deficit of $547,485 for the prior period. The Company generated a net loss attributable of Common Shareholders of approximately $296,000 for the first quarter ended March 31, 2007. Financing costs totaled $586,058 and non-cash charges totaled approximately $88,000 for the period. Reductions in financing expenses through equity conversions and debt repayments through operating or capital transactions have been and should continue to be beneficial to the Company's performance.

     The capital resources that were available to the Company consisted of $8.0 million in long-term notes, $2.5 million in short term notes, $3.65 million of non-redeemable preferred stock, as of March 31, 2007. The Company's objectives are to reduce its debt through the issuance of equity, cash flow from operation, dispositions of assets as well as refinancing its current obligations with lower rates. In the first quarter of 2007, the Company refinanced its $6 million dollar senior line of credit with a $6.5 million 10 year term facility and materially reduced its interest rate to 11.75%. However, there is no assurance that the Company will be able to achieve its stated objectives. The Company completed its debt refinancing in April, 2007 by paying off its short term revolving line of credit with the additional $1.5 million note proceeds of senior long term debt.

     The Company's liquidity relies in material part on the turnover of it inventory and accounts receivable. The Company turns its receivables on average every 43 days and the Company has turned its overall inventory on average approximately every 25 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, nearly 60% of the Company's assets consist of trade receivables and inventory. The Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands to optimize its profit potential. The Company's sales are reliant in significant part on extending credit that ranges from 30 to 60 days. As a result, the Company must have financing facilities that will continue to allow the Company to procure inventory and extend accounts receivable credits. The Company has strict credit policies and reviews; however credit extensions may pose material financial risks to the Company. In addition the Company relies on performance incentives from its manufacturers that are based upon sales. Provided the Company maintains its performance standards with the Manufacturers with whom it contracts for procurement of goods its estimates of incentives that are due should remain accurate. However, if the respective manufactures change their policies or the Company does not meet the manufacturers standards, incentives may be reduced.

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

     Expected interest payments on notes payable for the period ended March 31, are as follows:

03/31/08    03/31/09  03/31/10   03/31/11  03/31/12      Total
$985,000    $750,000  $590,000   $486,000  $350,000    $3,161,000

     Variable interest rate on notes of $450,000 was 11.25%.

     Principle repayments on notes payable for the period ended March 31, are as follows:

3/31/08      $ 2,491,000
3/31/09      $ 2,457,000
3/31/10      $   650,000
3/31/11      $ 1,365,000
3/31/12      $ 3,791,000
            ------------
             $10,754,000
Discounts    $  (236,687)
            ------------
Total        $10,517,313
            ------------

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

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At March 31, 2007, the Company has established a full valuation allowance.
                                       23

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

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2007, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

Part II - OTHER INFORMATION

Item 1A - Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" in our 2006 Form 10-K for the fiscal year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, the Company issued 1,075,000 shares of common stock to Lloyd Miller in compliance with security purchase agreement dated January 19, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders There were no submission of matters to a vote of security holders to be reported during the three month fiscal period ended March 31, 2007.

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

(2)      There were three reports filed on 8-K for the relevant period.

1) On January 22, 2007, the Company announced its entering the January 19, 2007 financing made reference to supra whereby the Company completed a $6.5 million secured financing with Lloyd I. Miller, a major shareholder and a director of Synergy Brands for its main operating subsidiary PHS Group Inc. The financing consisted of $6.5 million in secured term notes to be amortized over a 5 year period, with a balloon payment of $3,250,000 in January 2012.

2) On February 2, 2007, the Company announced that it had received notice from NASDAQ Stock market, dated January 31, 2007 that for 30 consecutive business days the bid price of the Registrant's common stock has closed below the minimum $1.00 per share requirements for listing. The Registrant has been provided until July 30, 2007 to regain compliance.

3) On April 5, 2007, the Company announced its 2006 year end financial results disclosed in the 10K filing for 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synergy Brands, Inc.

/s/ Mair Faibish
--------------------
By:  Mair Faibish
Chief Executive Officer

Date: May 15, 2007

/s/  Mitchell Gerstein
----------------------
By:  Mitchell Gerstein
Chief Financial Officer

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

Date:   May 15, 2007

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

Date: May 15, 2007

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2007 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 15, 2007

/s/ Mair Faibish
-----------------
Mair Faibish, Chief Executive Officer


                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2007 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 15, 2007

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein, Chief Financial Officer