Form 10-Q
period 2007-06-30
SYNERGY BRANDS INC
filed 2007-08-14
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


            [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2007.

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

Large Accelerated Filer [  ]Accelerated Filer [  ] Non-Accelerated Filer [ x ]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 6, 2007 there were 8,705,082 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                                  JUNE 30, 2007



                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                      Page
         Item 1:  Financial Statements

         Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and
         December 31, 2006                                                         2 - 3

         Consolidated Statements of Operations for the six
         Months ended June 30, 2007 and 2006 (Unaudited)                               4

         Consolidated Statements of Operations for the three
         months ended June 30, 2007 and 2006 (Unaudited)                               5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2007 and 2006 (Unaudited)                                    6-7

         Notes to Consolidated Financial Statements (Unaudited)                     8-18

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                             19-35

         Item 4:  Control and Procedures                                              36




PART II: OTHER INFORMATION

         Item 1A: Risk Factors                                                        37

         Item 2: Unregistered Sales of Equity Securities and use of Proceeds          37

         Item 4:  Submission of Matters to a Vote of Security Holders                 37

         Item 6: Exhibits and Reports on Form 8-K                                     37


         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2007 AND DECEMBER 31, 2006


ASSETS                                                                                June 30, 2007           DECEMBER 31, 2006
                                                                                        (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                                    $16,554        $644,870
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 for both periods                                                                  3,806,672      11,165,980
    Other receivables                                                                          3,411,592       2,453,705
    Note Receivable - current                                                                    305,743         344,699
    Inventory                                                                                  5,615,316       1,289,221
    Prepaid assets and other current assets                                                      924,905         669,908
    Assets of discontinued operations                                                             90,151         127,182
                                                                                              -----------    -----------
          Total Current Assets                                                                14,170,933      16,695,565

Property and Equipment, net                                                                    9,648,813         252,950

Other Assets                                                                                   2,111,092         909,454

Notes Receivable                                                                               1,948,929       2,207,233

Intangible Assets, net of accumulated amortization of $419,184 and $389,226                      258,339         288,297

Goodwill                                                                                         514,297         514,297
                                                                                              -----------    -----------
Total Assets                                                                                 $28,652,403     $20,867,796
                                                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2007 AND DECEMBER 31, 2006




LIABILITIES AND STOCKHOLDERS' EQUITY                                                            June 30, 2007      December 31, 2006
                                                                                                 (Unaudited)

Current Liabilities:
    Notes Payable - Current                                                                     $ 2,655,450          $ 4,196,757
    Accounts Payable and Accrued Expenses                                                         4,757,577            2,321,445
    Related Party Note Payable                                                                       86,193               23,706
    Deferred income                                                                                 753,196              755,503
    Liabilities of Discontinued Operations                                                           47,729              112,569
                                                                                                ------------         -----------
         Total Current Liabilities                                                                8,300,145            7,409,980

Notes Payable, net of discount of $206,175 and $313,749, respectively                            13,105,692            1,960,638

Lines of credit                                                                                           -            5,836,928

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized;  93,213
and 93,213 shares issued and outstanding; liquidation preference of $10.50 per share                     93                   93
Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                         -                    -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
285,000 and 285,000 shares issued and outstanding; liquidation preference of $10.00 per share           285                  285
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, 80,000 shares
 issued and outstanding; liquidation preference of $10.00 per share                                      80                   80
Common stock - $.001 par value;14,000,000 shares authorized;
8,655,082 and 6,484,275 shares issued                                                                 8,655                6,484
Additional paid-in capital                                                                       48,807,323           47,252,064
Deficit                                                                                         (41,556,530)         (41,585,416)
Accumulated other comprehensive loss                                                                 (8,340)              (8,340)
Less treasury stock, at cost, 1,000 shares                                                           (5,000)              (5,000)
                                                                                                ------------         -----------
Total stockholders' equity                                                                        7,246,566            5,660,250
                                                                                                ------------         -----------
Total Liabilities and Stockholders' Equity                                                      $ 28,652,403        $ 20,867,796
                                                                                                ============         ===========


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                     2007                      2006

Net Sales                                                         $39,407,116              $30,557,834
                                                                  -----------              -----------
Cost of Sales
     Cost of product                                               35,562,194               27,878,383
     Shipping and handling costs                                      557,690                  456,957
                                                                  -----------              -----------
                                                                   36,119,884               28,335,340



   Gross Profit                                                     3,287,232                2,222,494

Operating expenses
   Selling, general and Administrative Expenses                     2,267,514                2,056,421
   Depreciation and amortization                                       86,861                  157,054
                                                                  -----------              -----------
                                                                    2,354,375                2,213,475
                                                                  -----------              -----------

Operating Profit (loss)                                               932,857                    9,019

Other Income (expense)
  Interest Income                                                      79,664                   75,401
  Other expense                                                          (438)                  (5,493)
  Equity in earnings of investee                                      186,407                  104,416
  Interest and financing expense                                   (1,103,310)                (780,832)
                                                                  -----------              -----------
                                                                     (837,677)                (606,508)
                                                                  -----------              -----------

Profit (loss) from continuing operations before income taxes           95,180                 (597,489)

Income tax expense                                                     47,218                   37,928
                                                                  -----------              -----------
Profit (loss) from continuing operatons                                47,962                 (635,417)
                                                                  -----------              -----------
Discontinued operations
Loss from operations of discontinued component                        (19,076)                 (58,693)

Income tax expense                                                          -                      240
                                                                  -----------              -----------
Loss from discontinued operations                                     (19,076)                 (58,933)
                                                                  -----------              -----------
Net Profit (loss)                                                      28,886                 (694,350)

Dividend-Preferred Stock                                              160,250                  180,500
                                                                  -----------              -----------
Net loss attributable to common stockholder                       $  (131,364)              $ (874,850)
                                                                  ===========              ===========
Basic and diluted net loss per common share
  from continuing operations:                                       $  ( 0.02)               $  ( 0.17)
Basic and diluted net loss per common share
  from discontinued operations:                                   $    ( 0.00)               $  ( 0.02)
                                                                  -----------              -----------
                                                                  $    ( 0.02)               $  ( 0.19)
                                                                  -----------              -----------


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                             2007                      2006

Net Sales                                                                $21,793,403              $15,679,679
                                                                         -----------              -----------
Cost of Sales
     Cost of product                                                      19,598,485               14,302,035
     Shipping and handling costs                                             321,462                  229,521
                                                                         -----------              -----------
                                                                          19,919,947               14,531,556

   Gross Profit                                                            1,873,456                1,148,123

Operating expenses
   Selling, general and Administrative Expenses                            1,201,841                1,049,207
   Depreciation and amortization                                              42,103                   78,420
                                                                         -----------              -----------
                                                                           1,243,944                1,127,627
                                                                         -----------              -----------

Operating Profit (loss)                                                      629,512                   20,496

Other Income (expense)
  Interest Income                                                             45,569                   38,231
  Other expense                                                                    8                   (5,288)
  Equity in earnings of investee                                              95,266                   88,951
  Interest and financing expense                                            (517,252)                (402,435)
                                                                         -----------              -----------
                                                                            (376,409)                (280,541)
                                                                         -----------              -----------

Profit (loss) from continuing operations before income taxes                 253,103                 (260,045)

Income tax expense                                                               436                      100
                                                                         -----------              -----------
Profit (loss) from continuing operatons                                      252,667                 (260,145)

Discontinued operations
Loss from operations of discontinued component                               (12,863)                 (55,519)

Income tax expense                                                                 -                        -
                                                                         -----------              -----------
Loss from discontinued operations                                            (12,863)                 (55,519)
                                                                         -----------              -----------
Net Profit (loss)                                                            239,804                 (315,664)

Dividend-Preferred Stock                                                      75,625                   90,250
                                                                         -----------              -----------
Net Profit (loss) attributable to common stockholder                       $ 164,179               $ (405,914)
                                                                         ===========              ===========
Basic and diluted net profit (loss) per common share
  from continuing operations:                                              $    0.02                $  ( 0.07)
Basic and diluted net loss per common share
  from discontinued operations:                                            $    0.00                $  ( 0.02)
                                                                         -----------              -----------
                                                                           $    0.02                $  ( 0.09)
                                                                         -----------              -----------


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                                   2007             2006
                                                                              -----------           ---------
   Cash Flows From Operating Activities:
   Net profit (loss)                                                             $28,886            $(694,350)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
      Depreciation and Amortization                                               86,861              157,350
      Amortization of financing cost                                              47,243               22,159
      Equity in earnings of investee                                            (186,407)            (104,416)
      Operating expenses paid with common stock                                  120,053              109,765
      Changes in Operating Assets and Liabilities:
      Net (increase) decrease in:
      Accounts receivable and other receivables                                   82,617             (714,906)
      Inventory                                                               (3,376,144)          (1,618,803)
      Prepaid assets, related party note receivable and other assets              48,327                1,851
   Net increase (decrease) in:
      Accounts payable, related party note payable, accrued
      expenses and other current liabilities                                   3,219,028            2,061,507
      Deferred Income                                                             (2,307)             182,874
      Net assets of discontinued operations                                      (27,809)            (173,643
                                                                              -----------           ---------
      Net cash provided by (used in) operating activities                         46,348             (770,908)

   Cash Flows From Investing Activities:
   Purchase of fixed assets                                                      (25,148)             (10,674)
   Payments received on notes receivable                                         312,610              151,541
   Issuance of notes receivable                                                  (15,350)             (20,995)
   Investee dividend received                                                     28,800               28,800
   Investment in investee                                                        (50,000)                   -
                                                                              -----------           ---------
      Net cash provided by investing activities                                  250,912              148,672
                                                                              -----------           ---------
   Cash Flows From Financing Activities:
   Borrowings under line of credit                                               375,751           20,350,190
   Repayments under line of credit                                            (6,025,679)         (19,408,345)
   Proceeds from the issuance of notes payable                                 8,500 000            2,230,069
   Repayments of notes payable                                                (3,622,492)            (724,000)
   Payment of dividends                                                         (160,250)            (180,500)
   Payment of financing costs                                                          -              (20,020)
   Proceeds from issuance of common stock                                          7,094              226,005
                                                                              -----------           ---------

   Net cash (used in) provided by financing activities                          (925,576)           2,473,399
                                                                              -----------           ---------
   Net (decrease) increase  in cash                                             (628,316)           1,851,163

   Cash and cash equivalents, beginning of period                                644,870              255,483
                                                                              -----------           ---------
   Cash and cash equivalents, end of period                                   $   16,554           $2,106,646
                                                                              ===========           =========


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                                2007                2006
                                                                            ------------        -------------

Supplemental disclosure of cash flow information:

Cash paid for interest                                                      $ 673,776               $ 522,261
                                                                             ===========          ===========

Cash paid for income taxes                                                  $  47,218                 38,168
                                                                             ===========          ===========

Supplement   disclosures  of  non-cash  operating,   investing  and
financing activities:

Debt conversion to common stock                                              $ 543,333              $ 72,700
                                                                             ===========           ==========
Common Stock issued for services                                             $ 126,053              $ 109,765
                                                                             ===========           ==========
Common Stock issued for financing cost                                       $ 978,250                      -
                                                                             ===========           ==========


In May 2007, the Company acquired property and equipment valued at $9,113,000 and inventory valued at $1,287,000. Consideration consisted of the issuance of a $4,750,000 note and the offset of accounts receivable of $6,318,804 and accounts payable of $720,409.

        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the six months ended June 30, 2007 and 2006, the consolidated statement of operations for the three months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for six months ended June 30, 2007 and 2006, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2006 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 filed by the Company. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the respective full years.

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

NOTE C - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $85,000 and $ 101,000 for the six months ended June 30, 2007 and 2006, respectively, and $63,000 and $48,000 for the three months ended June 30, 2007 and 2006, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

NOTE D - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor". The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the six months ended June 30, 2007, the Company recognized $2,299,045 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from a manufacturer, included in other receivables in the accompanying consolidated balance sheet aggregated $ 3,411,592 and $2,453,705 at June 30, 2007 and December 31, 2006.

NOTE E - INVENTORY

Inventory, consisting of goods held for sale, as of June 30, 2007 consisted of the following:

       Grocery, health and beauty products                     $5,132,272

       General Merchandise                                        483,044
                                                               -----------
                                                               $5,615,316
                                                               ============


NOTE F  - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company issued 150,000 shares of common stock to the note holder. The value of the shares ($200,000) was treated as a reduction of the sales price. The balance of the note receivable at June 30, 2007 was $1,486,986.

In October 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT. In relation to the ITT warrants, Company has recorded deferred income of $127,000. At June 30, 2007, the Company recognized $15,875 of the deferred income. In May 2007, the Company exercised 10,000 Warrants. In 2006, $142,857 was paid by ITT to reduce the loan balance. On March 30, 2007 $142,857 was paid by ITT to reduce the loan balance. As of June 30, 2007 the outstanding loan balance was $714,286. As part of the Company's agreement, the Company has paid $285,714 on the note payable. The outstanding balance of the note payable at June 30, 2007 was $714,286.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

NOTE G - INVESTMENT

The Company holds a 20% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $186,407 and $104,416 during the six months ended June 30, 2007 and June 30, 2006, respectively. At June 30, 2007, the investment in ITT is $782,902 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the six months ended June 30, 2007 and 2006 is as follows:

                                         2007                      2006

    Revenues                          $18,149,000            $ 15,959,000
    Total expenses                    (16,882,000)            (15,292,000)
    Other income                          110,000                 207,000
                                      ------------           -------------
    Income before income taxes          1,377,000                 874,000
    Income tax expense                   (485,000)               (369,000)
                                      ------------           -------------
    Net income                         $  892,000             $   505,000
                                      ============           =============

NOTE H - ACQUISITION

On May 18, 2007, Quality Food Brands ("QFB") a subsidiary of Synergy Brands Inc., leased a baking mix facility, and acquired associated assets through a foreclosure sale contracted by Laurus Master Funds, Ltd. The aggregate purchase price approximated $10,400,000. Laurus financed the purchase through the issuance by QFB of a 9% secured term note in the principal amount of $4,750,000 that matures on May 18, 2012, with principal payment beginning December 1, 2007. In addition, net accounts receivable approximating $6,300,000 were offset. Further Laurus received a warrant to acquire up to 30% of QFB's common stock.

The tentative allocation of the assets acquired (see table below) provide QFB with a facility to produce baking mix products to supply existing customers of PHS.

Inventory                       $ 1,287,000
Property and equimpment         $ 9,113,000
                                -----------
Total                          $ 10,400,000
                               ============

In addition, the Company entered into a 20 year lease with monthly payments of $22,833 for the first year with 5% annual increments to the end of the lease.

NOTE I - LINE-OF-CREDIT AND NOTES PAYABLE

In 2002, two of the Company's subsidiaries entered into two revolving loan and security agreements with the same financial institution (the "Lender"). The lines of credit, as amended in July 2006, allowed for the borrowing of up to $6,000,000 based on the sum of 85% of the net face amount of eligible accounts receivable, as defined, plus the lesser of (1) $2,750,000 or (2) eligible inventory and eligible goods in transit, as defined. This agreement was terminated in April 2007. Interest accrued on outstanding borrowings at the greater of (i) 5% per annum in excess of the prime rate or (ii) 10.50% per annum. Outstanding borrowings were collateralized by a continuing security interest in all of the subsidiaries' accounts receivable, chattel paper, inventory, equipment, instruments, investment property, documents and general intangibles. During the six months of 2007, the Lender converted $187,000 of outstanding debt into 202,120 shares of common stock. In 2006, the Lender converted $331,200 of outstanding debt into 289,080 shares of common stock.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

NOTE I (continued)

In 2004, the Company received $490,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G). In April 2007, the Company converted $198,000 of this debt into 330,000 shares of common stock. The Company repaid $42,000 of this debt at June 30, 2007. At June 30, 2007, the outstanding balance was $250,000.

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on April 2, 2007. The debenture provides for monthly payments of $50,000, plus interest commencing October 1, 2004. In addition, Laurus was issued 100,000 warrants exercisable at $3.00 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The Company has filed an S-3 registration statement which has been granted effectiveness to register the common stock underlying the debenture and warrant. In 2006, the Company converted $150,000 of this outstanding debt into 159,754 shares of common stock. The Company repaid $325,000 of this debt at June 30, 2007. At June 30, 2007 there is no outstanding balance.

In 2005, the Company received $600,000 pursuant to the issuance of secured promissory notes from certain shareholders of ITT (see Note G).

On January 25, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on January 25, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing August 1, 2005. In 2006, the Company converted $90,000 of this outstanding debt into 93,478 shares of common stock. In May 2007, the Company converted $133,333 of this debt into 190,476 shares of common stock. The Company repaid $276,667 of this debt at June 30, 2007. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. The conversion prices on the Laurus debentures were always above the current stock price at the closing date. At June 30, 2007, there is no outstanding balance.

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000, which has been increased to $1,500,000 in June 2007. Borrowing under the note bears interest at prime (7.75% at June 30, 2007). The Company is not required to repay any principal until the maturity date of the note, September 1, 2007. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at June 30, 2007 were $325,000.

On June 21, 2005, the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $500,000 secured convertible debenture that converts into common stock under certain conditions at $1.75 per share as amended, and matures on June 21, 2008. The financing provides Laurus with registration rights for common shares it is issued under conversion. The debenture provides for monthly payments of $16,666.67 plus interest, commencing December 1, 2005. In 2006, the Company converted $90,000 of this outstanding debt into 93,478 shares of common stock. In May 2007, the Company converted $25,000 of this debt into 35,714 shares of common stock. The Company repaid $210,000 of this debt at June 30, 2007. In addition, Laurus was issued 33,333 warrants exercisable at $ 3.50 per share. The Company's common stock quoted market price at the date of closing was $2.15 per share. The debenture has a three-year term with a coupon rate of prime plus 3%. At June 30, 2005 the Company recorded a charge of $18,000 as prepaid expense for the fair value of the warrants, and this amount is being amortized over the life of the note. At June 30, 2007, the outstanding balance was $175,000.

On March 14, 2006 the Company closed a $1.75 million junior secured five year loan with an existing lender bearing a fixed interest rate of 10%. Payments are being made at a rate of $32,000 per month starting October 1, 2006. The lender was issued a warrant to acquire 270,000 shares of the Company's common stock valued at $362,000. The relative fair value of the warrant of $362,000 is being charged to operations as additional interest over the term of the loan. The Company repaid $288,000 of this debt at June 30, 2007. At June 30, 2007, the outstanding balance was $1,462,000.

On January 19, 2007, Synergy Brands Inc. completed a $6.5 million secured financing with Lloyd I. Miller, a major shareholder and a director of Synergy Brands, for its main operating subsidiary PHS Group Inc. Effective April 5, 2007, Synergy Brands Inc. completed an amendment to a secured financing agreement with Lloyd I. Miller, to increase its $6.5 million loan balance to $8.0 million. The financing consisted of long term notes to be amortized over a 5 year period, with a balloon payment of $4,000,000 in January 2012 at an interest rate of 11.75%. This supplemental financing has no additional equity component. This financing retired all of the Company's debt with its primary Lender. The agreement further involved a securities purchase agreement, issued 1,075,000 common shares of Synergy Brands to Lloyd Miller as a financing cost and retired all warrants beneficially owned by Mr. Miller. The Company repaid $308,969 of this debt at June 30, 2007. At June 30, 2007, the outstanding balance was $7,691,031.

In the fourth quarter of 2006, the Company secured $1,800,000 from shareholders of short term financing. The outstanding balance was paid in April 2007.

NOTE J - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2007, the Company converted $187,000 of debt of the Lender into 202,120 shares of common stock. Also in 2007 Laurus Masters Funds converted $158,333 outstanding debt into 226,190 shares of common stock and certain shareholders of ITT converted $198,000 of debt into 330,000 shares of common stock (see Note H).

During the six months ended June 30, 2007, the Company issued 278,747 shares of common stock as compensation for services under existing agreements and recorded a charge to operations of $126,053. During the six months ended June 30, 2007, the Company issued 1,103,750 shares of common stock in connection with financing or the sale of securities and the satisfaction of certain obligations. In April 2007, the Company issued 30,000 shares of common stock to Class B Series A Preferred Stockholders in compliance with the subscription agreements dated February 26, 2003.

There are no options outstanding with employees at June 30, 2007.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006


NOTE K - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of June 30, 2007 and 2006, as shown below the segment information does not include the discontinued segment of
Proset:

                                     Six Months Ended June 30, 2007 and 2006



                                                       PHS Group            GRC              Corporate      Total


Revenue from external customers               2007   $   38,567,319    $   839,797      $      -            $39,407,116
                                              2006   $   29,640,533    $   917,301      $      -            $30,557,834

Net Income (loss) from continuing operations  2007   $      988,575    $  (184,389)     $  (916,474)        $  (112,288)
attributable to common Stockholders           2006   $      371,727    $  (170,624)     $(1,017,020)        $  (815,917)


Interst & Finance Expenses                    2007   $      768,063    $     -          $   335,247         $  1,103,310
                                              2006   $      547,557    $     -          $   233,275         $    780,832


Depreciation &                                2007   $        7,242    $    75,573      $     4,046         $     86,861
amortization                                  2006   $        6,172    $    78,228      $    72,654         $    157,054


Identifiable assets from continuing operations are as follows:


   June 30, 2007                                     $ 22,556,337      $ 1,506,337      $   4,499,578       $  28,562,252
   December 31, 2006                                 $ 15,609,833      $ 1,594,373      $   3,536,408       $  20,740,614


                                     Three Months Ended June 30, 2007 and 2006


                                                       PHS Group           GRC                 Corporate      Total


Revenue from external customers               2007    $   21,341,435    $   451,968      $      -            $ 21,793,403
                                              2006    $   15,153,530    $   526,149      $      -            $ 15,679,679

Net Income (loss) from continuing operations  2007    $      729,573    $   (88,088)     $    (464,443)      $    177,042
attributable to common Stockholders           2006    $      278,128    $   (25,175)     $    (603,348)      $   (350,395)


Interest & Finance Expense                    2007    $      359,158     $       -       $      158,094      $     517,252
                                              2006    $      254,424     $       -       $      148,011      $     402,435

Depreciation                                  2007    $        3,621     $    36,459     $        2,023      $      42,103
amortization                                  2006    $        2,968     $    39,114     $       36,338      $      78,420


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

NOTE L - NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options, warrants and convertible debt and equity securities of 536,666 and 1,410,787 for the six months ended June 30, 2007 and 2006, and for the three months ended June 30, 2006 respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

                                             Six Months ended June 30,

                                                     2007                  2006

  Net loss applicable to common stock            $ ( 131,364)        $ (874,850)

  Weighted-average number of shares in basic       8,015,482          4,668,406
   and diluted EPS
                                              Three Months ended June 30,

                                                     2007                   2006

  Net Profit (loss) applicable to common stock   $   164,179         $ (405,914)

  Weighted-average number of shares basic          8,410,401          4,772,009

  Weighted-average number of shares diluted        8,947,067          4,772,009
                                                 ===========         ==========

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

NOTE M - DISCONTINUED OPERATIONS

In December 2006, the Company instituted a plan to discontinue the Pro-Set segment. Accordingly, the operating results of Proset segment for June 30, 2007 and June 30, 2006 have been presented as discontinued operations. Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at June 30, 2007 and December 31, 2006 and statement of cash flows.

Summarized   financial   information  of  the  Proset  segment  as  discontinued
operations for each of the periods ended as follows:

                                                          Six Months Ended
                                                          ----------------
                                                   June 30, 2007   June 30, 2006
                                                   -------------   -------------
Net Sales                                            $ 9,857           $ 993,026

Cost of sales
Cost of product                                        6,569            756,406
Shipping and handling costs                              -               76,847
                                                   -------------   -------------
                                                       6,569             833,253
                                                   -------------   -------------
 Gross Profit                                          3,288             159,773

Operating expenses:
  General and administrative                          22,364            123,187
  Depreciation and amortization                          -               49,752
                                                   -------------   -------------
                                                      22,364            172,939

 Operating loss                                      (19,076)           (13,166)

Other Income (expenses):
  Other income (expenses)                                  -               (450)
  Interest and financing expenses                          -            (45,077)
                                                   -------------   -------------
                                                           -            (45,527)
                                                   -------------   -------------
Net loss before income taxes                         (19,076)           (58,693)

Income tax expense                                         -                 240
                                                   -------------   -------------
Net loss from discontinued operations           $    (19,076)        $  (58,933)
                                                   -------------   -------------

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

                                                    Three Months Ended
                                                    -------------------
                                             June 30, 2007         June 30, 2006
                                             -------------         -------------
Net Sales                                      $ 4,452               $ 500,504

Cost of sales
Cost of product                                  3,399                426,339
Shipping and handling costs                          -                 42,308
                                             -------------         -------------
                                                 3,399                468,647
                                             -------------         -------------
 Gross Profit                                    1,053                  31,857

Operating expenses:
  General and administrative                    13,916                 39,974
  Depreciation and amortization                      -                 24,876
                                             -------------         -------------
                                                13,916                 64,850

 Operating loss                               (12,863)                (32,993)

Other Income (expenses):
  Interest and financing expenses                    -                (22,526)
                                             -------------         -------------
                                                     -                (22,526)
                                             -------------         -------------
Net loss before income taxes                   (12,863)               (55,519)


Income tax expense                                  -                       -
                                             -------------         -------------
Net loss from discontinued operations        $ (12,863)             $ (55,519)
                                             -------------         -------------

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

NOTE M (continued)


                                   June 30, 2007            Dec. 31, 2006
ASSETS:
CURRET ASSETS:
CASH AND CASH EQUIVALENTS          $   1,787                 $   1,782
ACCOUNTS RECEIVABLE TRADE, NET        14,165                    44,632
OTHER RECEIVABLES                     28,563                    28,563
INVENTORY                             45,636                    52,205
                                   ----------               -----------
TOTAL ASSETS                       $  90,151                $  127,182
                                   ==========               ============

LIABILITIES:
ACCOUNTS PAYABLE                    $ 47,729                 $ 112,569
                                   ---------                ----------
TOTAL LIABILITIES                   $ 47,729                 $ 112,569
                                   ---------                ----------

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectably, in the Company's consolidated financial statements. For the three months ended June 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2007 and 2006

NOTE N (continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115" (SFAS No. 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

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

PHS GROUP (GROCERY & HBA OPERATIONS)

PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest business segment of the Company's business operations, representing about 98% of the overall Company sales and 93% of gross profit. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to better plan for the needs of its specific customers and at the same time benefit the manufacturer as the direct supply source and in turn increase sales to its customers at optimized pricing through this unique strategy. PHS concentrates on what it perceives to be faster moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues,
Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby. The second business segment within the sector wherein PHS participates was previously Proset Hair Systems (Proset) but Proset discontinued its operations in the 4th quarter of FY 2006.

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

On May 18, 2007 PHS acquired the assets of a baking mix manufacturing facility through a whooly owned subsidiary that was known as Loretta Baking Mix Products
(LBMP) for a combined cost of $10.4 million.

The factors that were involved in PHS and Synergy decision to acquire LBMP manufacturing facility consisted of many business factors including:

o PHS has secured and established business with several national chains that have been generating substantial orders for PHS of products produced by LBMP and there was no available replacement capability perceived by the Company for this business. Although PHS did not own the private label brands, the factory had the artwork, the packaging, the recipes, (inventory assets) the configurations, governmental approvals, logistics, line design and many strategic capabilities that allowed PHS to have a turnkey solution and uninterrupted business. The artwork, packaging and recipes were formulated and are owned by PHS customers.

o Baking mix facilities have to be American Baking Association (ABA) approved. The ABA approval process and subsequent FDA approval are tedious and time consuming. The LBMP plant was already certified for all regulatory baking mix needs and has certifications and quality control at theoptimum levels. This facility was already co-packing for PHS and the customers were satisfied with the quality of the product.

o PHS has started to develop proprietary brands under the County Fare, Country Value and Rich and Moist Labels. PHS has started the process of seeking customers that may not have their own private label brands, but are only selling baking mix national brands such as Duncan Hines. PHS has positioned the brands that it has developed as value brands that could be provide higher margins to the retailer than national brands, but do not have the costs of development that a private label brand might otherwise have. Synergy Brands believes that its market capitalization suffers because there is no proprietary brand that Synergy Brands owns whereas presently the Company merely distributes. Synergy believes that building brand value may enhance shareholder value. Gaining direct manufacturing capabilities with no delays or other possible financial hardship is believed to be valuable.

o PHS started to develop a broker network, distributed presentations to several national chains, and hired sales support for co-packing expansion. Interruption of this progress would likely have reduced PHS future profits. This facility enabled operations to continue more flawlessly. Furthermore, controlling the facility will likely enable PHS to expand, bring new lines into activation, run more shifts and PHS strong credit should allow it to close deals with customers that were tenuous about the co-packing relationship as opposed to full PHS production and manufacturing control.

o PHS plans on expanding the business in the existing facility. Since all process approvals that have been granted are for the use of this facility, any expansion would likely be modular and cost effective. The facility already has the regulatory certifications to operate a baking mix manufacturing plant and would therefore ease the process of future expansion. The anticipated expansion is being ascertained for existing PHS customers that PHS has been servicing for 12 months and expansion opportunities that PHS has been developing internally.

The information systems needed to support this operation already existed within the manufacturing process. The IT requirements as well as logistical requirements were already in place to support PHS customers. Customers have their own product mix that is customized to the line. Customer basically programs the manufacturing line. This integrated process is an important part of the manufacturing process, job order costing, quality control and motion time study that determines capacity.

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

    CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007
               AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS



                                                                 OPERATING                        OPERATING AND
                                                                  SEGMENTS                        CORPORATE SEGMENTS

SIX MONTHS ENDED 6/30/07
Revenue                                                          $39,407,116      28.96%           $ 39,407,116        28.96%
Gross Profit                                                       3,287,232      47.91%              3,287,232        47.91%
SG&A                                                               1,628,845      17.72%              2,267,514        10.27%
Operating Profit                                                   1,575,572     108.85%                932,857     10243.24%
Net Profit (loss) from continuing operations
  attributable to common shareholders                                804,186     299.89%               (112,288)      -86.24%
Per share continuing operations                                         0.10                              (0.01)
Net loss from discontinued
 operations
Per share discontinued operations                                                                       (19,076)       -67.63
Net loss attributable                                                                                     (0.00)
 to shareholders                                                                                       (131,364)      -84.98%
Net loss per common share                                                                                 (0.02)
Interest and financing expense                                       768,063      40.27%              1,103,310        41.30%

   SIX MONTHS ENDED 6/30/06
Revenue                                                          $30,557,834                       $ 30,557,834
Gross Profit                                                       2,222,494                          2,222,494
SG&A                                                               1,383,682                          2,056,421
Operating Profit                                                     754,412                              9,019
Net Profit (loss) from continuing operations
  attributable to common shareholders                                201,103                           (815,917)
Per share continuing operations                                         0.05                              (0.17)
Net loss from discontinued
 operations                                                                                             (58,933)
Per share discontinued operations                                                                         (0.02)
Net loss attributable
 to shareholders                                                                                       (874,850)
Net loss per common share                                                                                 (0.19)
Interest and financing expense                                       547,557                            780,832


Synergy Brands

Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

Revenues increased by 29% to $39,407,116 for the six months ended June 30,2007, as compared to $30,557,834 for the six months ended June 30, 2006. The increase in sales was predominately from the sale of PHS private label products and an increase in the Company's PHS wholesale distribution operations.

The Company has been able to diversify its products selection both in national brand and private label to achieve better operating margins. The Company was able to grow revenue by 29% and gross profit increased by 48%. The Company attained an operating profit of $932,857 for the six months ended June 30, 2007 as compared to a $9,019 operating profit for the six months ended June 30, 2006.

Selling General and Administrative expenses (SGA) increased by 10% to $2,267,514 for the six months ended June 30, 2007 as compared to $2,056,421 for the six months ended June 30, 2006. The increase of SG&A was marginal as compared to increased sales as well as an increase in regulatory costs on a corporate level. SG&A expense for PHS Group increased by 25% to $1,281,544 for the six months ended June 30, 2007 as compared to $1,023,717 for the six months ended June 30, 2006. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise, sales commissions and certain operating expenses resulting from sales increase commensurately. However, revenues increased by 29% while SG&A only increased by 10% for the period. Management believes that it may be able to increase revenue with a lower percentage of SG&A.

The net loss attributable to Common Stockholders of the Company was $131,364 for the six months ended June 30, 2007 as compared to a loss of $874,850 for the six months ended June 30, 2006. Interest and financing costs represents 840% of the total loss attributable to common shareholders for the six months ended June 30, 2007. Synergy Brands earned a profit of $804,186 from operations as compared to a profit of $201,103 for the same period last year. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission
(SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the six months ended June 30, 2007 totaled $638,669, which include legal, accounting, corporate employees, and regulatory expenses as compared to $672,739 for the six months ended June 30, 2006.

Below is a summary of the results of operation by segment:

PHS Group: (Grocery and HBA operations)

Synergy's Grocery and HBA business improved its operation through an expansion of its direct store delivery and private label wholesale and distribution operations. Sales improved by 30% to $38.6 million and operating profit increased by 91% to $1,759,765. PHS represented 98% of the Company's overall revenues and provides most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its DSD operations, expand its private label programs, and increase its international sales which are anticipated to help continue its direction toward greater profitability.

GRAN RESERVE CORPORATION (Cigar operations)

Gran Reserve segment operations headed by GRC consist of subcategories www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com, and the retail store operation in Miami Lakes, Florida as well as online partnership programs such as www.Overstock.com and www.Google.com. The principal operation was relocated in March 2006 to a 6,000 square foot facility in Miami Lakes, Florida, which handles order flow for the operation as well as retail operations. Sales for this segment during this period decreased by 8% while operating loss increased by 10% to $184,193. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2007. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may be shifting the Cigar business to be a complete destination business as opposed to a leisurely activity which GRC has commenced focus upon through its retail store operations.

Corporate Expenses:

The Company's allocation to corporate expenses decreased by 5% to $638,669 for the six months ended June 30, 2007 as compared to $672,739 for the six months ended June 30, 2006. Corporate expenses represent 28% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $2.3 million in the first six months of 2007. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                   PHS Group             CHANGE
SIX MONTHS ENDED 6/30/07
Revenue                                              $38,567,319        30.12%
Gross Profit                                           3,048,551        56.17%
SG&A                                                   1,281,544        25.19%
Operating Profit                                       1,759,765        90.84%
Net Profit                                               988,575       165.94%
Interest and financing expenses                          768,063        40.27%

SIX MONTHS ENDED 6/30/06
Revenue                                              $29,640,533
Gross Profit                                           1,952,028
SG&A                                                   1,023,717
Operating Profit                                         922,139
Net Profit                                               371,727
Interest and financing expenses                          547,557

PHS increased its revenues by 30% to $38.6 million for six months ended June 30, 2007 as compared to $29.6 million for the six months ended June 30, 2006. The increase in PHS business is attributable to the utilization of additional vendors, development of a private label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains, as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 6.6% to 7.9%. PHS has been able to maintain its sales and customer base while increasing gross profit by 56%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufacturer promotions to achieve its targeted results. Continuing the development of grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS. Net profit was $988,575 for the six months ended June 30, 2007 as compared to a profit of $371,727 for the six months ended June 30, 2006.

GRAN RESERVE SEGMENT

                                        GRC            CHANGE
SIX MONTHS ENDED 6/30/07
Revenue                                 839,797        -8.45%
Gross Profit                            238,681       -11.75%
SG&A                                    347,301        -3.52%
Operating loss                         (184,193)        9.82%
Net loss                               (184,389)        8.07%

SIX MONTHS ENDED 6/30/06
Revenue                                 917,301
Gross Profit                            270,466
SG&A                                    359,965
Operating loss                         (167,727)
Net loss                               (170,624)

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

Revenues in the Company's cigar operation decreased by 8% for the six months ended June 30,2007 to $839,797 as compared to $917,301 for the six months ended June 30, 2006. CAW on a current operating basis represents approximately 46% of cigar revenues for the six months ended June 30, 2007. Gross profit for the six months ended June 30, 2007 decreased by 12% to $238,681 as compared to $270,466 for the six months ended June 30, 2006.

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

The table below summarizes the historical financial operations of Proset for the periods being discussed.



                                              Six Months Ended     Six Months Ended
                                                June 30, 2007        June 30, 2006
                                               --------------       --------------
         Net Sales                               $9,857                  $993,026

         Cost of sales
         Cost of product                          6,569                   756,406
         Shipping and handling costs                  -                    76,847
                                               --------------       --------------
                                                  6,569                   833,253

          Gross Profit                            3,288                   159,773

         Operating expenses:
           General and administrative            22,364                   123,187
           Depreciation and amortization              -                    49,752
                                               --------------       --------------
                                                 22,364                   172,939

          Operating loss                       (19,076)                  (13,166)

         Other Income (expenses):
           Other income (expenses)                    -                     (450)
           Interest and financing expenses            -                  (45,077)
                                               --------------       --------------
                                                      -                  (45,527)

         Net loss before income taxes          (19,076)                  (58,693)

         Income tax expense                          -                        240
                                               --------------       --------------
         Net loss from discontinued           $(19,076)                 $(58,933)
         operations                           ===============       =============


   CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007
              AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS



                                                             OPERATING                         OPERATING AND
                                                             SEGMENTS                          CORPORATE SEGMENTS

THREE MONTHS ENDED 6/30/07
Revenue                                                        $21,793,403      38.99%            $ 21,793,403      38.99%
Gross Profit                                                     1,873,456      63.18%               1,873,456      63.18%
SG&A                                                               832,741      40.36%               1,201,841      14.55%
Operating Profit                                                 1,000,635      95.15%                 629,512    2971.39%
Net Profit (loss) from continuing operations
  attributable to common shareholders                              641,485     153.60%                 177,042     150.53%
Per share continuing operations                                   .008                                    0.02
Net loss from discontinued
 operations                                                                                            (12,863)     -76.83
Per share discontinued operations                                                                         0.00
Net Profit (loss) attributable
 to shareholders                                                                                       164,179     140.45%
Net Profit (loss) per common share                                                                        0.02
Interest and financing expense                                     359,158      41.17%                 517,252      28.53%

   THREE MONTHS ENDED 6/30/06
Revenue                                                        $15,679,679                        $ 15,679,679
Gross Profit                                                     1,148,123                           1,148,123
SG&A                                                               593,277                           1,049,207
Operating Profit                                                   512,764                              20,496
Net Profit (loss) from continuing operations
  attributable to common shareholders                              252,953                            (350,395)
Per share continuing operations                                       0.06                               (0.07)
Net loss from discontinued
 operations                                                                                            (55,519)
Per share discontinued operations                                                                        (0.02)
Net loss attributable
 to shareholders                                                                                      (405,914)
Net loss per common share                                                                                (0.09)
Interest and financing expense                                     254,424                             402,435


Synergy Brands

Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

Revenues increased by 39% to $21,793,403 for the three months ended June 30,2007, as compared to $15,679,679 for the three months ended June 30, 2006. The increase in sales was predominately from the sale of PHS private label products and an increase in the Company's PHS wholesale distribution operations.

The Company has been able to diversify its products selection both in national brand and private label to achieve better operating margins. The Company was able to grow revenue by 39% and gross profit increased by 63%. The Company attained an operating profit of $629,512 at June 30, 2007 as compared to a operating profit of $20,496 at June 30, 2006.

Selling General and Administrative expenses (SGA) increased by 15% to $1,201,841 for the three months ended June 30, 2007 as compared to $1,049,207 for the three months ended June 30, 2006. The increase of SG&A was marginal as compared to increased sales as well as an increase in corporate regulatory costs on a corporate level. SG&A expense for PHS Group increased by 45% to $657,554 for the three months ended June 30, 2007 as compared to $452,526 for the three months ended June 30, 2006. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

The net profit attributable to Common Stockholders of the Company was $164,179 for the three months ended June 30, 2007 as compared to a loss of $405,914 for the three months ended June 30, 2006. Synergy Brands earned a profit of $641,485 from operations as compared to a profit of $252,953 for the same period last year. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses. Corporate expenses for the three months ended
June 30, 2007 totaled $369,100, which include legal, accounting, corporate employees, and regulatory expenses as compared to $455,930 for the three months ended June 30, 2006.

Below is a summary of the results of operation by segment:

PHS Group: (Grocery and HBA operations)

Synergy's Grocery and HBA business improved its operation through an expansion of its direct store delivery and private label wholesale and distribution operations. Sales improved by 41% to $21.3 million and operating profit increased by 104% to $1,088,731. PHS represented 98% of the Company's overall revenues and provides most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its DSD operations, expand its private label programs, and increase its international sales which are anticipated to help continue its direction toward greater profitability.

GRAN RESERVE CORPORATION (Cigar operations)

Gran Reserve segment operations headed by GRC consist of subcategories www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com, and the retail store operation in Miami Lakes, Florida as well as online partnership programs such as www.Overstock.com and www.Google.com. The principal operation was relocated in March 2006 to a 6,000 square foot facility in Miami Lakes, Florida, which handles order flow for the operation as well as retail operations. Sales for this segment during this period decreased by 14% while operating loss increased by 296% to $88,096. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2007. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2007. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may be shifting the Cigar business to be a complete destination business as opposed to a leisurely activity which GRC has commenced focus upon through its retail store operations.

Corporate Expenses:

The Company's allocation to corporate expenses was decreased by 19% to $369,100 for the three months ended June 30, 2007 as compared to $455,930 for the three months ended June 30, 2006. Corporate expenses represent 30% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $1.2 million for the three months ended June 30, 2007. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                               PHS Group               CHANGE
THREE MONTHS ENDED 6/30/07
Revenue                                      $21,341,435                 40.83%
Gross Profit                                   1,749,906                 76.67%
SG&A                                             657,554                 45.31%
Operating Profit                               1,088,731                103.50%
Net Profit                                       729,573                162.32%
Interest and financing expenses                  359,158                 41.17%

THREE MONTHS ENDED 6/30/06
Revenue                                      $15,153,530
Gross Profit                                     990,509
SG&A                                             452,526
Operating Profit                                 535,015
Net Profit                                       278,128
Interest and financing expenses                  254,424


PHS increased its revenues by 41% to $21.3 million for three months ended June 30, 2007 as compared to $15.2 million for the three months ended June 30, 2006. The increase in PHS business is attributable to the utilization of additional vendors, development of a private label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains, as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 6.5% to 8.2%. PHS has been able to maintain its sales and customer base while increasing gross profit by 77%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufacturer promotions to achieve its targeted results. Continuing the development of grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS. Net profit was $729,573 for the three months ended June 30, 2007 as compared to a profit of $278,128 for the three months ended June 30, 2006.

GRAN RESERVE SEGMENT

                                       GRC            CHANGE
THREE MONTHS ENDED 6/30/07
Revenue                                451,968       -14.10%
Gross Profit                           123,550       -21.61%
SG&A                                   175,187        24.47%
Operating loss                         (88,096)      295.92%
Net loss                               (88,088)      249.90%

THREE MONTHS ENDED 6/30/06
Revenue                                526,149
Gross Profit                           157,614
SG&A                                   140,751
Operating loss                         (22,251)
Net loss                               (25,175)


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

Revenues in the Company's cigar operation decreased by 14% for the three months ended June 30,2007 to $451,968 as compared to $526,149 for the three months ended June 30, 2006. CAW on a current operating basis represents approximately 47% of cigar revenues for the three months ended June 30, 2007. Gross profit for the three months ended June 30, 2007 decreased by 22% to $123,550 as compared to $157,614 for the three months ended June 30, 2006.

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

The table below summarizes the historical financial operations of Proset for the periods being discussed.



                                               Three Months Ended         Three Months Ended
                                                  June 30, 2007              June 30, 2006
                                                -----------------          ---------------
         Net Sales                                   $4,452                  $500,504

         Cost of sales
         Cost of product                              3,399                   426,339
         Shipping and handling costs                      -                    42,308
                                                -----------------          ---------------
                                                      3,399                   468,647

          Gross Profit                                1,053                    31,857

         Operating expenses:
           General and administrative                13,916                    39,974
           Depreciation and amortization                  -                    24,876
                                                -----------------          ---------------
                                                     13,916                    64,850

          Operating loss                           (12,863)                  (32,993)

         Other Income (expenses):
           Interest and financing expenses                -                  (22,526)
                                                -----------------          ---------------
                                                          -                  (22,526)
                                                -----------------          ---------------
         Net loss before income taxes              (12,863)                  (55,519)
         Income tax expense                               -                        -
                                                -----------------          ---------------
         Net loss from discontinued               $(12,863)                 $(55,519)
         operations                             =================          ===============



                         LIQUIDITY AND CAPITAL RESOURCES



30-Jun                                                            2007             2006

Working Capital                                                    $5,870,788     $ 4,836,919
Assets                                                             28,652,403      21,603,550
Liabilities                                                        21,405,837      14,673,887
Equity                                                              7,246,566       6,929,663
Line of Credit Facility                                                     -       4,902,387
Receivable turnover (days)                                                 18              46
Inventory Turnover (days)                                                  26              17
Net cash provided by (used in) operating activies                      46,348        (770,908)
Net cash provided by investing activites                              250,912         148,672
Net cash (used in) provided by financing activites                   (925,576)      2,473,399


The Company's working capital increased by $1.0 million at June 30, 2007 to $5.9 million due to a combination of several factors including amortization of debt, refinancing of short term debt to long term debts and operating profits from PHS Group. The Company plans to further improve its working capital through conversion of short-term debt to long-term debt and increasing its operating profit.

Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, and fixed costs. The cash flow realized from the Company's gross profit has been sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support the interest that it pays in support of financing its receivables and inventory. The Company historically has not been able to date to completely support its financing costs solely from operations and has relied on equity and debt financing to bridge the gap. However, the Company was able to support its business through cash flow from operations, which totaled $46,348 as compared to a cash deficit of $770,908 for the prior period. The Company generated a net loss attributable of Common Shareholders of approximately $132,000 for the six months ended June 30, 2007. Financing costs totaled $1,103,310 and non-cash charges totaled approximately $217,000 for the period. Reductions in financing expenses through equity conversions and debt repayments through operating or capital transactions have been and should continue to be beneficial to the Company's performance.

The capital resources that were available to the Company consisted of $13.1 million in long-term notes, $2.7 million in short term notes, $3.65 million of non-redeemable preferred stock, as of June 30, 2007. The Company's objectives are to reduce its debt through the issuance of equity, cash flow from operation, dispositions of assets as well as refinancing its current obligations with lower rates. In 2007, the Company refinanced its $6 million dollar senior line of credit with a $8.0 million 10 year term facility and materially reduced its interest rate to 11.75%. However, there is no assurance that the Company will be able to achieve its stated objectives.

The Company's liquidity relies in material part on the turnover of it inventory and accounts receivable. The Company turns its receivables on average every 18 days and the Company has turned its overall inventory on average approximately every 26 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, 35% of the Company's assets consist of trade receivables and inventory. The Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands to optimize its profit potential. The Company's sales are reliant in significant part on extending credit that ranges from 30 to 60 days. As a result, the Company must have financing facilities that will continue to allow the Company to procure inventory and extend accounts receivable credits. The Company has strict credit policies and reviews; however credit extensions may pose material financial risks to the Company. In addition the Company relies on performance incentives from its manufacturers that are based upon sales. Provided the Company maintains its performance standards with the manufacturers with whom it contracts for procurement of goods its estimates of incentives that are due should remain accurate. However, if the respective manufacturer change their policies or the Company does not meet the manufacturers standards, incentives may be reduced.

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

Expected interest payments on notes payable for the period ended June 30, are as follows:

06/30/08     06/30/09    06/30/10         06/30/11     06/30/12         Total
$1,629,000   $1,491,000  $1,395,000       $1,353,000   $840,000      $6,708,000

Variable interest rate on note of $325,000 was 7.75%. Variable interest rate on note of $175,000 was 11.25%.

Principal repayments on notes payable for the period ended June 30, are as follows:

6/30/08  $ 2,657,000
6/30/09  $ 2,151,000
6/30/10  $ 1,268,000
6/30/11  $ 1,936,000
6/30/12  $ 7,956,000
         -----------
         $15,968,000
Discounts$  (206,858)
         -----------
Total    $15,761,142
        =============

In April 2007 the Company entered into a 20 year lease with monthly payments of $22,833 for the first year with annual increments to the end of the lease.

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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At June 30, 2007, the Company has established a full valuation allowance.

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

INFLATION

The Company believes that inflation, under certain circumstances, could be beneficial to the Company's major business, PHS Group. When inflationary pressures drive product costs up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures. However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits. However, inflation increases prices which maybe a natural hedge to an increase in interest in the Company's consumer business. However, in certain times rising prices may cause a decline in sales that would result in a reduced operating profit.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2007, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
           None

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's annual meeting on June 29, 2007 the following matters were submitted.

a) Election of the Company's board of directors, where in the following person's were elected, such persons being all of the same persons acting as directors.

                       For                Withheld

1. Mair Faibish      7,227,432             346,841
2. Randall Perry     7,244,608             329,665
3. Frank Bellis,Jr.  7,246,123             328,150
4. Lloyd  Miller     7,245,323             328,950
5. Joel  Sebastion   7,244,623             329,650
6. Bill Rancic       7,246,108             328,165

b) To elect auditors.

Where Holtz Rubenstein Reminick, LLP was elected for December 31, 2007.

      For        Against        Abstain
   7,307,131     186,596        80,544

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

(2)  There were four reports filed on 8-K for the relevant period.

     (1) On April 10, 2007, the Company announced its amendment to its January 19, 2007 secured financing agreement with Lloyd I. Miller, a major shareholder of Synergy Brands, Inc. whereby the Company increased its $6.5 million loan to $8.0 million.

     (2) On May 15, 2007, the Company announced its first quarter, March 31, 2007 financial results disclosed in the 10Q filing for March 31, 2007.

     (3) On May 23, 2007, the Company announced effective May 18, 2007, its subsidiary Quality Foods Brands ("QFB") leased a baking mix facility from MB Monroe Properties Inc., a Michigan corporation and acquired associated assets of Loretta Baking Mix Products Ltd. ("LBMP") a Michigan corporation. The aggregate purchase price paid by QFB was $4.75 million, through issuance by QFB of a 9% secured term note in the principle amount of $4.75 million.

     (4) On June 8, 2007, the Company announced its business forecasts for fiscal 2007 at an investor conference in Boca Raton, Florida.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synergy Brands, Inc.

/s/ Mair Faibish
----------------------------------------
BY: Mair Faibish
Chief Executive Officer

Date:   August 14, 2007

/s/  Mitchell Gerstein
----------------------------------------
By:  Mitchell Gerstein
Chief Financial Officer
-----------------------------------------
Date: August 14, 2007

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

Date:   August 14, 2007

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

Date: August 14, 2007

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2007 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 14, 2007
/s/ Mair Faibish
Mair Faibish, Chief Executive Officer


                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2007 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2007

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer