Form 10-Q
period 2007-09-30
SYNERGY BRANDS INC
filed 2007-11-13
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2007.

                         Commission File Number: 0-19409

                              SYNERGY BRANDS, INC.
             (Exact name of registrant as it appears in its charter)


                              elaware            22-2993066
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1, 2007 there were 9,913,700 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2007


                                TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION                                                      Page
         Item 1:  Financial Statements

         Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and
         December 31, 2006                                                        2 - 3

         Consolidated Statements of Operations for the nine
         Months ended September 30, 2007 and 2006 (Unaudited)                        4

         Consolidated Statements of Operations for the three
         months ended September 30, 2007 and 2006 (Unaudited)                        5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2007 and 2006 (Unaudited)                             6-7

         Notes to Consolidated Financial Statements (Unaudited)                   8-17

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                           18-34

         Item 4:  Control and Procedures                                            35




PART II: OTHER INFORMATION

         Item 1A: Risk Factors                                                      36

         Item 2: Unregistered Sales of Equity Securities and use of Proceeds        36

         Item 4:  Submission of Matters to a Vote of Security Holders               36

         Item 6: Exhibits and Reports on Form 8-K                                   36



         SIGNATURES AND CERTIFICATIONS

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS                                                                              September 30, 2007        DECEMBER 31, 2006
                                                                                        (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                         $669,111                    $644,870
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 for both periods                                                        4,090,189                  11,165,980
    Other receivables                                                                4,580,717                   2,453,705
    Note Receivable - current                                                          308,811                     344,699
    Inventory                                                                        5,195,113                   1,289,221
    Prepaid assets and other current assets                                          1,383,532                     669,908
    Assets of discontinued operations                                                   88,364                     127,182
                                                                                      ---------                 ----------
          Total Current Assets                                                      16,315,837                  16,695,565

Property and Equipment, net                                                          9,498,899                     252,950

Other Assets                                                                         2,419,130                     909,454

Notes Receivable                                                                     1,725,159                   2,207,233

Intangible Assets, net of accumulated amortization of $434,163 and $389,226            243,360                     288,297

Goodwill                                                                               514,297                     514,297
                                                                                      ---------                 ----------
Total Assets                                                                       $30,716,682                 $20,867,796
                                                                                      =========                 ==========



        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006



LIABILITIES AND STOCKHOLDERS' EQUITY                                                             September 30, 2007    December 31,
                                                                                                     (Unaudited)        2006

Current Liabilities:
    Notes Payable - Current                                                                               $ 4,165,771   $ 4,196,757
    Accounts Payable and Accrued Expenses                                                                   4,324,132     2,321,445
    Accounts Payable - Related Party                                                                            5,583        23,706
    Deferred income                                                                                         1,104,697       755,503
    Liabilities of Discontinued Operations                                                                     54,345       112,569
                                                                                                           ----------     ---------
         Total Current Liabilities                                                                          9,654,528     7,409,980

Notes Payable, net of discount of $241,647 and $313,749, respectively                                      12,635,273     1,960,638

Lines of credit                                                                                                     -     5,836,928

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized;  93,213 and 93,213 shares issued
and outstanding; liquidation preference of $10.50 per share                                                        93            93
Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                                   -             -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
285,000 and 285,000 shares issued and outstanding; liquidation preference of $10.00 per share                     285           285
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, 80,000 shares
 issued and outstanding; liquidation preference of $10.00 per share                                                80            80
Common stock - $.001 par value;14,000,000 shares authorized;
9,894,950 and 6,484,275 shares issued                                                                           9,895         6,484
Additional paid-in capital                                                                                 49,543,874    47,252,064
Deficit                                                                                                   (41,114,006)  (41,585,416)
Accumulated other comprehensive loss                                                                           (8,340)       (8,340)
Less treasury stock, at cost, 1,000 shares                                                                     (5,000)       (5,000)
                                                                                                           ----------     ---------
Total stockholders' equity                                                                                  8,426,881     5,660,250
                                                                                                           ----------     ---------
Total Liabilities and Stockholders' Equity                                                            $    30,716,682   $20,867,796
                                                                                                           ==========     ==========



        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                               2007                 2006

Net Sales                                                                  $ 59,608,981         $ 49,165,641
                                                                           ------------         ------------
Cost of Sales
     Cost of product                                                         52,562,722           44,918,725
     Shipping and handling costs                                                892,740              736,136
                                                                             53,455,462           45,654,861

   Gross Profit                                                               6,153,519            3,510,780

Operating expenses
   Selling, general and Administrative Expenses                               3,949,199            3,130,460
   Depreciation and amortization                                                309,563              200,921
                                                                           ------------         ------------
                                                                              4,258,762            3,331,381
                                                                           ------------         ------------

Operating Profit                                                              1,894,757              179,399

Other Income (expense)
  Interest Income                                                               116,704              113,023
  Other expense                                                                    (429)              (9,854)
  Equity in earnings of investee                                                294,920              176,146
  Interest and financing expense                                             (1,748,936)          (1,298,079)
                                                                           ------------         ------------
                                                                             (1,337,741)          (1,018,764)
                                                                           ------------         ------------

Profit (loss) from continuing operations before income taxes                    557,016             (839,365)

Income tax expense                                                               53,324               43,976
                                                                           ------------         ------------
Profit (loss) from continuing operatons                                         503,692             (883,341)
                                                                           ------------         ------------
Discontinued operations
Loss from operations of discontinued component                                  (32,282)            (166,253)

Income tax expense                                                                    -                  986
                                                                           ------------         ------------
Loss from discontinued operations                                               (32,282)            (167,239)
                                                                           ------------         ------------
Net Profit (loss)                                                               471,410           (1,050,580)

Dividend-Preferred Stock                                                       (240,375)            (266,250)
                                                                           ------------         ------------
Net Profit (loss) attributable to common stockholder                          $ 231,035         $ (1,316,830)
                                                                           ============         ============
Basic and diluted net profit (loss) per common share
  from continuing operations:                                                    $ 0.03              $ (0.24)
Basic and diluted net loss per common share
  from discontinued operations:                                                 $ (0.00)             $ (0.03)
                                                                           ------------         ------------
                                                                                 $ 0.03              $ (0.27)
                                                                           ------------         ------------



        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                           2007                 2006

Net Sales                                                                  $ 20,201,865         $ 18,607,807
                                                                           ------------        -------------
Cost of Sales
     Cost of product                                                         17,000,528           17,040,342
     Shipping and handling costs                                                335,050              279,179
                                                                           ------------        -------------
                                                                             17,335,578           17,319,521

   Gross Profit                                                               2,866,287            1,288,286

Operating expenses
   Selling, general and Administrative Expenses                               1,681,685            1,074,039
   Depreciation and amortization                                                222,702               43,867
                                                                           ------------        -------------
                                                                              1,904,387            1,117,906
                                                                           ------------        -------------

Operating Profit                                                                961,900              170,380

Other Income (expense)
  Interest Income                                                                37,040               37,622
  Other income (expense)                                                              9               (4,361)
  Equity in earnings of investee                                                108,513               71,730
  Interest and financing expense                                               (645,626)            (517,247)
                                                                           ------------        -------------
                                                                               (500,064)            (412,256)
                                                                           ------------        -------------

Profit (loss) from continuing operations before income taxes                    461,836             (241,876)

Income tax expense                                                                6,106                6,048
                                                                           ------------        -------------
Profit (loss) from continuing operatons                                         455,730             (247,924)
                                                                           ------------        -------------
Discontinued operations
Loss from operations of discontinued component                                  (13,206)            (107,560)

Income tax expense                                                                    -                  746
                                                                           ------------        -------------
Loss from discontinued operations                                               (13,206)            (108,306)
                                                                           ------------        -------------
Net Profit (loss)                                                               442,524             (356,230)

Dividend-Preferred Stock                                                        (80,125)             (85,750)
                                                                           ------------        -------------
Net Profit (loss) attributable to common stockholder                          $ 362,399           $ (441,980)
                                                                           ============        =============
Basic and diluted net profit (loss) per common share
  from continuing operations:                                                    $ 0.04              $ (0.06)
Basic and diluted net loss per common share
  from discontinued operations:                                                 $ (0.00)             $ (0.02
                                                                           ------------        -------------)
                                                                                 $ 0.04              $ (0.08)
                                                                           ------------        -------------


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                              2007                 2006
                                                                             ----------         -----------

Cash Flows From Operating Activities:
Net profit (loss)                                                             $ 471,410         $ (1,050,580)
Adjustments to reconcile net profit (loss) to net cash
   used in operating activities
   Depreciation and Amortization                                                309,563              200,921
   Amortization of financing cost                                                96,471               30,109
   Equity in earnings of investee                                              (294,920)            (176,146)
   Operating expenses paid with common stock                                    244,694              148,156
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts receivable and other receivables                                 (1,370,025)          (2,909,276)
   Inventory                                                                 (2,955,941)            (962,985)
   Prepaid assets, related party note receivable and other assets               (39,986)             229,952
Net increase (decrease) in:
   Accounts payable, related party note payable, accrued
   expenses and other current liabilities                                     2,704,973            1,696,777
   Deferred Income                                                              357,131              195,265
   Net assets of discontinued operations                                        (19,406)             (41,442)
                                                                             ----------         -----------
   Net cash used in operating activities                                       (496,036)          (2,639,249)
                                                                             ----------         -----------
Cash Flows From Investing Activities:
Purchase of fixed assets                                                        (82,957)             (11,912)
Payments received on notes receivable                                           542,312              367,695
Issuance of notes receivable                                                    (24,350)             (25,995)
Investee dividend received                                                       28,800               28,800
Investment in investee                                                          (50,000)                   -
                                                                             ----------         -----------
   Net cash provided by investing activities                                    413,805              358,588
                                                                             ----------         -----------
Cash Flows From Financing Activities:
Borrowings under line of credit                                                 375,751           30,557,213
Repayments under line of credit                                              (6,025,679)         (28,537,414)
Proceeds from the issuance of notes payable                                  10,385,000            4,493,819
Repayments of notes payable                                                  (4,395,319)          (2,104,759)
Payment of dividends                                                           (240,375)            (266,250)
Payment of financing costs                                                            -              (67,750)
Proceeds from issuance of common stock                                            7,094              269,124
Net assets of discontinued operations                                                 -             (319,531)
                                                                             ----------         -----------
Net cash provided by financing activities                                       106,472            4,024,452
                                                                             ----------         -----------
Net  increase  in cash                                                           24,241            1,743,791

Cash and cash equivalents, beginning of period                                  644,870              255,483
                                                                             ----------         -----------
Cash and cash equivalents, end of period                                      $ 669,111          $ 1,999,274
                                                                             ==========         ===========


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                                   2007                2006
                                                                                 -----------           ---------
Supplemental disclosure of cash flow information:

Cash paid for interest                                                            $ 1,194,712          $ 818,195
                                                                                  ===========          =========

Cash paid for income taxes                                                            $53,324          $   44,962
                                                                                   ==========          ==========
Supplement   disclosures  of  non-cash  operating,   investing  and
financing activities:

Debt conversion to common stock                                                   $   710,000          $ 223,700
                                                                                   ==========          ==========
Common Stock issued for for services                                              $   244,694          $ 148,156
                                                                                   ==========          ==========

Commom Stock issued for financing costs                                            $  978,250                  -
                                                                                   ==========          ==========


In May 2007, the Company acquired property and equipment valued at $9,398,000 and inventory valued at $1,002,000. Consideration consisted of the issuance of a $4,750,000 note and the offset of accounts receivable of $6,318,804 and accounts payable of $720,409.


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the nine months ended September 30, 2007 and 2006, the consolidated statement of operations for the three months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for nine months ended September 30, 2007 and 2006, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2006 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 (and for all other periods presented) have been made. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 filed by the Company. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the respective full years.

NOTE B - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $102,000 and $ 112,000 for the nine months ended September 30, 2007 and 2006, respectively, and $17,000 and $11,000 for the three months ended September 30, 2007 and 2006, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006

NOTE C - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor". The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the nine months ended September 30, 2007, the Company recognized $4,970,694 in vendor allowances that met the criteria for being fixed and determinable. Vendor allowances included in other receivables in the accompanying consolidated balance sheet aggregated $4,580,717 and $2,453,705 at September 30, 2007 and December 31, 2006.

NOTE D - INVENTORY

Inventory, consisting of goods held for sale, as of September 30, 2007 consisted of the following:



          Grocery, health and beauty products   $3,983,673

          General Merchandise                      469,717

          Raw Materials                            741,723
                                                 ---------
                                                $5,195,113
                                                 =========

NOTE E - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. The balance of the note receivable at September 30, 2007 was $1,411,691.

In October 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT. In relation to the ITT warrants, Company has recorded deferred income of $127,000. At September 30, 2007, the Company recognized $23,813 of the deferred income. In May 2007, the Company exercised 10,000 Warrants. In 2006, $142,857 was paid by ITT to reduce the loan balance. In 2007, $285,714 was paid by ITT to reduce the loan balance. As of September 30, 2007 the outstanding loan balance was $571,429. As part of the Company's agreement, the Company has paid $428,571 on the note payable. The outstanding balance of the note payable at September 30, 2007 was $571,429

Note receivable from other parties, originating in the normal course of business, approximated $51,000 at September 30, 2007.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006

NOTE F - INVESTMENT

The Company holds a 20% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $294,920 and $176,146 during the nine months ended September 30, 2007 and September 30, 2006, respectively. At September 30, 2007, the investment in ITT is $891,415 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the nine months ended September 30, 2007 and 2006 is as follows:

                                           2007                          2006

    Revenues                         $ 27,860,000                $ 24,949,000
    Total expenses                    (26,000,000)                (23,826,000)
    Other income                          265,000                     195,000
    Income before income taxes          2,125,000                   1,318,000
    Income tax expense                   (691,000)                   (487,000)
    Net income                       $  1,434,000                 $  831,000

NOTE G - ASSET ACQUISITION

On May 18, 2007, Quality Food Brands ("QFB") a wholly owned a subsidiary of Synergy Brands Inc., leased a baking mix facility, and acquired associated assets through a foreclosure sale contracted by a secured lender. The aggregate purchase price approximated $10,400,000. The Lender financed the purchase through the issuance by QFB of a 9% secured term note in the principal amount of $4,750,000 that matures on May 18, 2012, with principal payment beginning December 1, 2007. In addition, net accounts receivable approximating $6,300,000, and account payable of $720,000 were offset. Further the lender received a warrant to acquire up to 30% of QFB's common stock.

The tentative allocation of the assets acquired (see table below) provide QFB with a facility to produce baking mix products to supply existing customers of PHS.

Inventory                                $ 1,002,000
Property, equipment and leasehold        $ 9,398,000
Total                                   $ 10,400,000

In addition, the Company entered into a 20 year lease with monthly payments of $22,833 for the first year with 5% annual increments to the end of the lease. Further the Company has issued the landlord 400,000 shares of Synergy's common stock in lieu of a security deposit.

NOTE H - NOTES PAYABLE

The Company financed a series of secured notes with IIG (lender) since 2002. The Company's largest shareholder Lloyd I. Miller has refinanced these notes during 2007.

The Company financed a series of secured notes with certain shareholders of ITT since 2004. The outstanding balance as of September 30, 2007 was $850,000. $250,000 matures in February 2008 and $600,000 matures in April 2008.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006

NOTE H (continued)

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000, which has been increased to $1,500,000 in September 2007. Borrowing under the note bears interest at prime (7.25% at September 30, 2007). The Company is not required to repay any principal until the maturity date of the note, June 1, 2008. As security for the note, a pledge agreement was entered by certain Shareholders of ITT. Borrowings at September 30, 2007 were $400,000.

In October 2005, the Company invested $1 million in a Private Placement Senior Subordinated Debentures issued by ITT. The Company financed this investment with a $1 million fully recourse 5 year, 8% note with a major shareholder. The outstanding blance of the note at September 30, 2007 was $571,429.

The Company financed a series of secured Notes with Laurus Master Funds (LMF). The Company has paid off certain series of notes through loan repayments and equity conversions. The remaining note was originally issued in the amount of $1.75 million on March 14, 2006 with a fixed rate of 10%. The note has a three year term. The balance of the note at September 30, 2007, net of discount approximated $1,190,000.

On April 15, 2007, Synergy Brands Inc. completed a $8.0 million secured financing with Lloyd I. Miller, a major shareholder and a director of Synergy Brands, for its main operating subsidiary PHS Group Inc. The financing consisted of long term notes to be amortized over a 5 year period, with a balloon payment of $4,000,000 in January 2012 at an interest rate of 11.75%. This financing retired all of the Company's debt with IIG. The agreement further involved a securities purchase agreement, under which there was issued 1,075,000 common shares of Synergy Brands to Lloyd Miller as a financing cost and all warrants beneficially owned by Mr. Miller were retired. The Company repaid $509,604 of this debt at September 30, 2007. At September 30, 2007, the outstanding balance was approximately $7,490,000.

The Company financed an asset acquisition through the issuance by QFB of a 9% secured loan in the principle amount of $4,750,000 that matures on May 18, 2012, with principle payment beginning December 1, 2007.

In the fourth quarter of 2006, the Company secured $1,800,000 from shareholders for short term financing. The outstanding balance was paid in April 2007. In July 2007, the Company secured $1,500,000 from shareholders of short term financing bearing interest at 8% that matures in the first quarter of 2008. The balance of the notes at September 30, 2007, net of discount approximated $1,549,000.

NOTE I - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2007, the Company issued 3,410,675 shares of common stock in connection with financing, the sale of securities, conversions of debt to equity, services and dividends in connection with Class B Preferred Stock valued at $2,580,595.

There are no options outstanding with employees at September 30, 2007.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006


NOTE J - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed, which were, as of September 30, 2007 and 2006, as shown below the segment information does not include the discontinued segment of
Proset:

                  Nine Months Ended September 30, 2007 and 2006


                                                            PHS Group             GRC           Corporate             Total

Revenue from external customers               2007         $   58,354,145    $1,254,836        $                   $59,608,981
Revenue from external customers               2006         $   47,720,070    $1,445,571        $      -            $49,165,641

Net Income (loss from continuing operation    2007         $    1,981,926   $  (266,316)       $(1,452,293)        $   263,317
attributable to common Stockholders           2006         $      638,005   $  (222,716)       $(1,564,880)        $(1,149,591)

Interest & Finance   Expenses                 2007         $    1,264,120    $        -        $   484,816         $ 1,748,936
                                              2006         $       871,995   $        -        $   426,084         $ 1,298,079

Depreciation &                                2007         $       207,881   $    95,613       $     6,069         $309,563
amortization                                  2006         $         8,902   $   117,342       $    74,677         $200,921

Identifiable assets from continuing operations are as follows:
   September 30, 2007                                      $ 24,576,139      $ 1,452,539      $   4,599,640       $ 30,628,318
   December 31, 2006                                       $ 15,609,833      $ 1,594,373      $   3,536,408        $ 20,740,614



                 Three Months Ended September 30, 2007 and 2006


                                                             PHS Group             GRC           Corporate             Total

Revenue from external customers               2007         $   19,786,826    $   415,039      $      -            $ 20,201,865
       Revenue from external customers        2006         $   18,079,537    $   528,270      $      -            $ 18,607,807

Net Income (loss) from continuing operaitons  2007         $      993,351    $   (81,927)     $    (535,819)      $    375,605
attributable to common Stockholders           2006         $      266,278    $   (52,092)     $    (547,860)      $   (333,674)

Interest & Finance   Expenses                 2007         $      496,057    $      -         $      149,569      $     645,626
                                              2006         $      324,438    $      -         $      192,809      $     517,247


Depreciation &                                2007         $      200,639     $    20,040     $       2,023       $     222,702
amortization                                  2006         $        2,730     $    39,114     $       2,023       $      43,867


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006

NOTE K - NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options, warrants and convertible debt and equity securities of 186,844 and 1,391,725 for the nine months ended September 30, 2006, and for the three months ended September 30, 2006 respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.


                        Nine Months ended September 30,


                                                                        2007             2006
                                                                 ------------      --------------
          Net profit (loss) applicable to common stock           $     231,035      $ (1,316,830)
                                                                 =============     ==============
          Weighted-average number of shares basic                    8,473,619         4,825,426
                                                                 =============     ==============
          Weighted-average number of shares - diluted                9,050,844         4,825,426
                                                                 =============     ==============


                        Three Months ended September 30,



                                                                        2007             2006
                                                                 ------------      --------------
          Net Profit (loss) applicable to common stock            $    362,399        $ (441,980)
                                                                 =============     ==============
          Weighted-average number of shares basic                    9,374,628         5,134,348
                                                                 =============     ==============
          Weighted-average number of shares - diluted                9,634,914         5,134,348
                                                                 =============     ==============


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006

L - DISCONTINUED OPERATIONS

In December 2006, the Company instituted a plan to discontinue the Pro-Set segment. Accordingly, the operating results of Proset segment for September 30, 2007 and September 30, 2006 have been presented as discontinued operations. Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at September 30, 2007 and December 31, 2006 and statement of cash flows.

Summarized   financial   information  of  the  Proset  segment  as  discontinued
operations for each of the periods ended as follows:

                                Nine Months Ended
                                -----------------

                                      September 30, 2007     September 30, 2006
                                      -------------------    ------------------
Net Sales                                      $9,857             $ 1,223,561

Cost of sales
Cost of product                                 6,569                969,860
Shipping and handling costs                     7,742                100,459
                                              -------             ----------
                                               14,311              1,070,319

 Gross Profit                                 (4,454)                 153,242

Operating expenses:
  General and administrative                   27,828                181,193
  Depreciation and amortization                     -                 74,628
                                              -------             ----------
                                               27,828                255,821

 Operating loss                              (32,282)               (102,579)

Other Income (expenses):
  Other income (expenses)                           -                   (958)
  Interest and financing expenses                   -                (62,716)
                                              -------             ----------
                                                    -                (63,674)
                                              -------             ----------
Net loss before income taxes                  (32,282)              (166,253)

Income tax expense                                 -                      986
                                              -------             ----------
Net loss from discontinued operations       $ (32,282)         $    (167,239)
                                              =======             ==========

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006


                               Three Months Ended
                               ------------------

                                       September 30, 2007     September 30, 2006
                                       ------------------     ------------------
Net Sales                                    $     -               $ 230,535

Cost of sales
Cost of product                                    -                213,454
Shipping and handling costs                    7,742                 23,612
                                              -------             ----------
                                               7,742                237,066

 Gross Profit                                (7,742)                 (6,531)

Operating expenses:
  General and administrative                   5,464                 58,006
  Depreciation and amortization                    -                 24,876
                                              -------             ----------
                                               5,464                 82,882

 Operating loss                             (13,206)                (89,413)

Other Income (expenses):
  Other income (expenses)                          -                   (508)
  Interest and financing expenses                  -                (17,639)
                                              -------             ----------
                                                   -                (18,147)

Net loss before income taxes                 (13,206)              (107,560)

Income tax expense                                 -                    746
                                              -------             ----------
Net loss from discontinued operations      $ (13,206)            $ (108,306)
                                              =======             ==========

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006

NOTE L (continued)

                                    September 30, 2007         Dec. 31, 2006
                                    ------------------        --------------
ASSETS:
CURRET ASSETS:
CASH AND CASH EQUIVALENTS                 $    -                 $   1,782
ACCOUNTS RECEIVABLE TRADE, NET            14,165                    44,632
OTHER RECEIVABLES                         28,563                    28,563
INVENTORY                                 45,636                    52,205
                                        --------               -----------
TOTAL ASSETS                            $ 88,364                $  127,182
                                        ========               ===========

LIABILITIES:
ACCOUNTS PAYABLE                        $ 54,345                 $ 112,569
                                        --------                 ---------
TOTAL LIABILITIES                       $ 54,345                 $ 112,569
                                        ========                 =========

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

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

In September, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax portions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectably, in the Company's consolidated financial statements. For the three and nine months ended September 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           SEPTEMBER 30, 2007 and 2006

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

     PHS GROUP (GROCERY & HBA OPERATIONS)

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest business segment of the Company's business operations, representing about 98% of the overall Company sales and 95% of gross profit. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to better plan for the needs of its specific customers and at the same time benefit the manufacturer as the direct supply source and in turn increase sales to its customers at optimized pricing through this unique strategy. PHS concentrates on what it perceives to be faster moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues,
Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby. The second business segment within the sector wherein PHS participates was previously Proset Hair Systems (Proset) but Proset discontinued its operations in the 4th quarter of FY 2006.

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

     On May 18, 2007 PHS acquired the assets of a baking mix manufacturing facility through a wholly owned subsidiary that was known as Loretta Baking Mix Products (LBMP) for a combined cost of $10.4 million.

     The factors that were involved in PHS and Synergy decision to acquire LBMP manufacturing facility consisted of many business factors including:

     o PHS has secured and established business with several national chains that have been generating substantial orders for PHS of products produced by LBMP and there for was no available replacement capability perceived by the Company for this business. Although PHS did not own the private label brands, the factory had the artwork, the packaging, the recipes, (inventory assets) the configurations, governmental approvals, logistics, line design and many strategic capabilities that allowed PHS to have a turnkey solution and uninterrupted business. The artwork, packaging and recipes were formulated and are owned by PHS customers.

     o Baking mix facilities have to be American Baking Association (ABA) approved. The ABA approval process and subsequent FDA approval are tedious and time consuming. The LBMP plant was already certified for all regulatory baking mix needs and has certifications and quality control at the optimum levels. This facility was already co-packing for PHS and the customers were satisfied with the quality of the product.

     o PHS has started to develop proprietary brands under the County Fare, Country Value and Rich and Moist Labels. PHS has started the process of seeking customers that may not have their own private label brands, but are only selling baking mix national brands such as Duncan Hines. PHS has positioned the brands that it has developed as value brands that could provide higher margins to the retailer then national brands, but do not have the costs of development that a private label brand might otherwise have. Synergy Brands believes that its market capitalization suffers because there is no proprietary brand that Synergy Brands owns whereas presently the Company merely distributes. Synergy believes that building brand value may enhance shareholder value. Gaining direct manufacturing capabilities with no delays or financial hardship is believed to be valuable.

     o PHS started to develop a broker network, distributed presentations to several national chains, and hired sales support for co-packing expansion. Interruption of this progress would have reduced PHS future profits. This facility enabled operations to likely continue more flawlessly. Furthermore, controlling the facility will likely enables PHS to expand, bring new lines into activation, run more shifts and PHS strong credit should allow it to close deals with customers that were tenuous about the co-packing relationship as opposed to full PHS production and manufacturing control.

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

     o The information systems needed to support this operation already existed within the manufacturing process. The IT requirements as well as logistical requirements were already in place to support PHS customers. Customers have their own product mix that is customized to the line. A customer basically programs the manufacturing line. This integrated process is an important part of the manufacturing process, job order costing, quality control and motion time study that determines capacity.


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

 CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
            AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS



                                                               OPERATING                        OPERATING AND
                                                                SEGMENTS                       CORPORATE SEGMENTS

NINE MONTHS ENDED 9/30/07
Revenue                                                         $59,608,981      21.24%           $ 59,608,981         21.24%
Gross Profit                                                      6,153,519      75.27%              6,153,519         75.27%
SG&A                                                              2,864,613      37.26%              3,949,199         26.15%
Operating Profit                                                  2,985,412     130.09%              1,894,757        956.17%
Net Profit (loss) from continuing operations
  attributable to common shareholders                             1,715,610     313.11%                263,317        122.91%
Per share continuing operations                                    0.21                                   0.03
Net loss from discontinued
 operations                                                                                            (32,282)       -80.70%
Per share discontinued operations                                                                        (0.00)
Net profit (loss) attributable
 to shareholders                                                                                       231,035        117.54%
Net profit (loss) per common share                                                                        0.03
Interest and financing expense                                    1,264,120      44.97%              1,748,936         34.73%

   NINE MONTHS ENDED 9/30/06
Revenue                                                         $49,165,641                       $ 49,165,641
Gross Profit                                                      3,510,780                          3,510,780
SG&A                                                              2,087,064                          3,130,460
Operating Profit                                                  1,297,472                            179,399
Net Profit (loss) from continuing operations
  attributable to common shareholders                               415,289                         (1,149,591)
Per share continuing operations                                        0.09                              (0.24)
Net loss from discontinued
 operations                                                                                           (167,239)
Per share discontinued operations                                                                        (0.03)
Net loss attributable
 to shareholders                                                                                    (1,316,830)
Net loss per common share                                                                                (0.27)
Interest and financing expense                                      871,995                          1,298,079



     Synergy Brands

     Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

     Revenues  increased  by  21% to  $59,608,981  for  the  nine  months  ended
September 30,2007, as compared to $49,165,641 for the nine months ended September 30, 2006. The increase in sales was predominately from the sale of PHS private label products and an increase in the Company's PHS wholesale distribution operations.

     The Company has been able to diversify its products selection both in national brand and private label to achieve better operating margins. The Company was able to grow revenue by 21% and gross profit increased by 75%. The Company attained an operating profit of $1,894,757 for the nine months ended September 30, 2007 as compared to a $179,399 operating profit for the nine months ended September 30, 2006.

     Selling General and Administrative expenses (SGA) increased by 26% to $3,949,199 for the nine months ended September 30, 2007 as compared to $3,130,460 for the nine months ended September 30, 2006. The increase in SG&A by 26% resulted from increases in certain variable costs that correlate to increases in revenue. SG&A expense for PHS Group increased by 51% to $2,344,320 for the nine months ended September 30, 2007 as compared to $1,549,490 for the nine months ended September 30, 2006. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise, sales commissions and certain operating expenses resulting from sales increase commensurately. Management believes that it may be able to increase revenue with a lower percentage of SG&A.

     The net profit attributable to Common Stockholders of the Company was $231,035 for the nine months ended September 30, 2007 as compared to a loss of $1,316,830 for the nine months ended September 30, 2006. Synergy Brands earned an operating profit of $2,985,412 from operations as compared to an operating profit of $1,297,472 for the same period last year. Corporate expenses for the nine months ended September 30, 2007 totaled $1,084,586, which include legal, accounting, corporate employees, and regulatory expenses as compared to $1,043,396 for the nine months ended September 30, 2006. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission
(SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses.

     Below is a summary of the results of operation by segment:

     PHS Group: (Grocery and HBA operations)

     Synergy's Grocery and HBA business known as PHS Group improved its operation through an expansion of its direct store delivery and private label wholesale and distribution operations. Sales for this segment during this period improved by 22% to $58.3 million and operating profit increased by 115% to $3,251,541. PHS represented 98% of the Company's overall revenues and provides most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its DSD operations, expand its private label programs, and increase its international sales which are anticipated to help continue its direction toward greater profitability.

     GRAN RESERVE CORPORATION (Cigar operations)

     Gran Reserve segment operations headed by GRC consist of subcategories www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com, and the retail store operation in Miami Lakes, Florida as well as online partnership programs such as www.Overstock.com and www.Google.com. The principal operation was relocated in March 2006 to a 6,000 square foot facility in Miami Lakes, Florida, which handles order flow for the operation as well as retail operations. Sales for this segment during this nine months period decreased by 13% while operating loss increased by 23% to $266,129. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2008. The retail store is an expansion of Bill Rancic's Cigars Around the World
(CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may be shifting the Cigar business to be a complete destination business as opposed to a leisurely activity which GRC has commenced focus upon through its retail store operations.

     Corporate Expenses:

     The  Company's   allocation  to  corporate  expenses  increased  by  4%  to
$1,084,586 for the nine months ended September 30, 2007 as compared to $1,043,396 for the nine months ended September 30, 2006. Corporate expenses represent 27% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $3.9 million in the first nine months of 2007. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                            PHS Group             CHANGE
NINE MONTHS ENDED 9/30/07
Revenue                                         58,354,145        22.28%
Gross Profit                                     5,803,742        88.89%
SG&A                                             2,344,320        51.30%
Operating Profit                                 3,251,541       114.74%
Net Profit                                       1,981,926       210.64%
Interest and financing expenses                  1,264,120        44.97%

NINE MONTHS ENDED 9/30/06
Revenue                                         47,720,070
Gross Profit                                     3,072,591
SG&A                                             1,549,490
Operating Profit                                 1,514,199
Net Profit                                         638,005
Interest and financing expenses                    871,995

     PHS increased its revenues by 22% to $58.3 million for nine months ended September 30, 2007 as compared to $47.7 million for the nine months ended
September 30, 2006. The increase in PHS business is attributable to the utilization of additional vendors, development of a private label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains, as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 6.4% to 9.9%. PHS has been able to maintain its sales and customer base while increasing gross profit by 89%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufacturer promotions to achieve its targeted results. Any material changes in manufacturer promotional rebate policies may have an adverse effect on PHS's cost of goods. Continuing the development of private label grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS as well as designing brands labels controlled by PHS. Net profit was $1,981,926 for the nine months ended September 30, 2007 as compared to a profit of $638,005 for the nine months ended September 30, 2006. The increased net profit resulted from a higher gross profit realized by PHS through the sale of higher margin items and items with increased promotional allowances.

GRAN RESERVE SEGMENT

                                       GRC             CHANGE
NINE MONTHS ENDED 9/30/07
Revenue                                 $ 1,254,836       -13.19%
Gross Profit                                349,777       -20.18%
SG&A                                        520,293        -3.21%
Operating loss                             (266,129)       22.79%
Net loss                                   (266,316)       19.58%

NINE MONTHS ENDED 9/30/06
Revenue                                   1,445,571
Gross Profit                                438,189
SG&A                                        537,574
Operating loss                             (216,727)
Net loss                                   (222,716)

     The Company's direct to consumers activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

     o Cigars Around the World sells premium cigars to restaurants, hotels, casinos, country clubs and many other leisure related destinations. The company was acquired in September 2003. (www.cigarsaroundtheworld.com)

     o CigarGold.com sells premium cigars through the Internet directly to the consumer. (www.cigargold.com)

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

     Revenues in the Company's cigar operation decreased by 13% for the nine months ended September 30,2007 to $1,254,836 as compared to $1,445,571 for the nine months ended September 30, 2006. CAW on a current operating basis represents approximately 47% of cigar revenues for the nine months ended September 30, 2007. Gross profit for the nine months ended September 30, 2007 decreased by 20% to $349,777 as compared to $438,189 for the nine months ended September 30, 2006.

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

     The table below summarizes the historical financial operations of Proset for the periods being discussed.



                                                Nine Months Ended         Nine Months Ended
                                               September 30, 2007         September 30, 2006
                                               ------------------        -------------------
         Net Sales                                  $9,857                $1,223,561

         Cost of sales
         Cost of product                             6,569                   969,860
         Shipping and handling costs                 7,742                   100,459
                                                    -------               ----------
                                                    14,311                 1,070,319

          Gross Profit                             (4,454)                   153,242

         Operating expenses:
           General and administrative               27,828                   181,193
           Depreciation and amortization                 -                    74,628
                                                    -------               ----------
                                                    27,828                   255,821

          Operating loss                          (32,282)                 (102,579)

         Other Income (expenses):
           Other income (expenses)                       -                     (958)
           Interest and financing expenses               -                  (62,716)
                                                    -------               ----------
                                                         -                  (63,674)

         Net loss before income taxes             (32,282)                 (166,253)
         Income tax expense                             -                       986
                                                    -------               ----------
         Net loss from discontinued
         operations                             $ (32,282)                $(167,239)
                                                ==========                ==========


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
            AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006.


SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS



                                                             OPERATING                         OPERATING AND
                                                              SEGMENTS                         CORPORATE SEGMENTS

THREE MONTHS ENDED 9/30/07
Revenue                                                        $20,201,865       8.57%             $ 20,201,865       8.57%
Gross Profit                                                     2,866,287     122.49%                2,866,287     122.49%
SG&A                                                             1,235,768      75.69%                1,681,685      56.58%
Operating Profit                                                 1,409,840     159.61%                  961,900     464.56%
Net Profit (loss) from continuing operations
  attributable to common shareholders                              911,424     325.53%                  375,605     212.57%
Per share continuing operations                                       0.10                                 0.04
Net loss from discontinued
 operations                                                                                             (13,206)    -87.81%
Per share discontinued operations                                                                         (0.00)
Net Profit (loss) attributable
 to shareholders                                                                                        362,399     181.99%
Net Profit (loss) per common share                                                                         0.04
Interest and financing expense                                     496,057      52.90%                  645,626      24.82%

   THREE MONTHS ENDED 9/30/06
Revenue                                                        $18,607,807                         $ 18,607,807
Gross Profit                                                     1,288,286                            1,288,286
SG&A                                                               703,382                            1,074,039
Operating Profit                                                   543,060                              170,380
Net Profit (loss) from continuing operations
  attributable to common shareholders                              214,186                             (333,674)
Per share continuing operations                                       0.03                                (0.06)
Net loss from discontinued
 operations                                                                                            (108,306)
Per share discontinued operations                                                                         (0.02)
Net loss attributable
 to shareholders                                                                                       (441,980)
Net loss per common share                                                                                 (0.08)
Interest and financing expense                                     324,438                              517,247



     Synergy Brands

     Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

     Revenues  increased  by  9% to  $20,201,865  for  the  three  months  ended
September 30,2007, as compared to $18,607,807 for the three months ended September 30, 2006. The increase in sales was predominately from the sale of PHS private label products and an increase in the Company's PHS wholesale distribution operations.

     The Company has been able to diversify its products selection both in national brand and private label to achieve better operating margins. The Company was able to grow revenue by 9% and gross profit increased by 122%. The Company attained an operating profit of $961,900 for the three months ended September 30, 2007 as compared to an operating profit of $170,380 for the three months ended September 30, 2006.

     Selling General and Administrative expenses (SGA) increased by 57% to $1,681,685 for the three months ended September 30, 2007 as compared to $1,074,039 for the three months ended September 30, 2006. The increase in SG&A by 57% resulted from increases in certain variable costs that correlate to increases in revenue. SG&A expense for PHS Group increased by 102% to $1,062,776 for the three months ended September 30, 2007 as compared to $525,773 for the three months ended September 30, 2006. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise sales commissions and certain operating expenses resulting from sales increase commensurately.

     The net profit attributable to Common Stockholders of the Company was $362,399 for the three months ended September 30, 2007 as compared to a loss of $441,980 for the three months ended September 30, 2006. Synergy Brands earned an operating profit of $1,409,840 from operations as compared to an operating profit of $543,060 for the same period last year. Corporate expenses for the three months ended September 30, 2007 totaled $445,917, which include legal, accounting, corporate employees, and regulatory expenses as compared to $370,657 for the three months ended September 30, 2006. Management believes that its corporate expenses may increase as a result of additional regulatory requirements that have been enacted by the Securities and Exchange Commission
(SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses.

     Below is a summary of the results of operation by segment:

     PHS Group: (Grocery and HBA operations)

     Synergy's Grocery and HBA business known as PHS Group improved its operation through an expansion of its direct store delivery and private label wholesale and distribution operations. Sales improved by 9% to $19.8 million and operating profit increased by 152% to $1,491,776. PHS represented 98% of the Company's overall revenues and provides most of the cash flow for the Company's other segments as well as corporate regulatory expenses. PHS plans to continue attempting to build its DSD operations, expand its private label programs, and increase its international sales which are anticipated to help continue its direction toward greater profitability.

     GRAN RESERVE CORPORATION (Cigar operations)

     Gran Reserve segment operations headed by GRC consist of subcategories www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com, and the retail store operation in Miami Lakes, Florida as well as online partnership programs such as www.Overstock.com and www.Google.com. The principal operation was relocated in March 2006 to a 6,000 square foot facility in Miami Lakes, Florida, which handles order flow for the operation as well as retail operations. Sales for this segment during this three months period decreased by 21% while operating loss increased by 67% to $81,936. Retail store operations commenced in December of 2005 with a grand opening, which occurred on March 4, 2006. GRC plans to have its retail outlets act as its hubs for expansion in FY 2007. The combination of online sales as well as retail store sales is expected to be the focus for growth in FY 2008. The retail store is an expansion of Bill Rancic's Cigars Around the World (CAW) concept of providing the ultimate destination to a cigar aficionado. The Company has been disappointed by GRC's growth and believes that rapidly changing antismoking legislation may be shifting the Cigar business to be a complete destination business as opposed to a leisurely activity which GRC has commenced focus upon through its retail store operations.

     Corporate Expenses:

     The Company's allocation to corporate expenses increased by 20% to $445,917 for the three months ended September 30, 2007 as compared to $370,657 for the three months ended September 30, 2006. Corporate expenses represent 27% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $1.7 million for the three months ended September 30, 2007. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                               PHS Group               CHANGE
THREE MONTHS ENDED 9/30/07
Revenue                                        19,786,826                  9.44%
Gross Profit                                    2,755,191                145.88%
SG&A                                            1,062,776                102.14%
Operating Profit                                1,491,776                151.96%
Net Profit                                        993,351                273.05%
Interest and financing expenses                   496,057                 52.90%

THREE MONTHS ENDED 9/30/06
Revenue                                        18,079,537
Gross Profit                                    1,120,563
SG&A                                              525,773
Operating Profit                                  592,060
Net Profit                                        266,278
Interest and financing expenses                   324,438

     PHS increased its revenues by 9% to $19.8 million for three months ended September 30, 2007 as compared to $18.0 million for the three months ended
September 30, 2006. The increase in PHS business is attributable to the utilization of additional vendors, development of a private label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains, as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 6.2% to 13.9%. PHS has been able to maintain its sales and customer base while increasing gross profit by 146%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufacturer promotions to achieve its targeted results. Any material changes in manufacturer promotional rebate policies may have an adverse effect on PHS's cost of goods. Continuing the development of grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS. Net profit was $993,351 for the three months ended September 30, 2007 as compared to a profit of $266,278 for the three months ended September 30, 2006. The increased net profit resulted from a higher gross profit realized by PHS through the sale of higher margin items and items with increased promotional allowances.

GRAN RESERVE SEGMENT

                                           GRC             CHANGE
THREE MONTHS ENDED 9/30/07
Revenue                                    415,039      -21.43%
Gross Profit                               111,096      -33.76%
SG&A                                       172,992       -2.60%
Operating loss                             (81,936)      67.22%
Net loss                                   (81,927)      57.27%

THREE MONTHS ENDED 9/30/06
Revenue                                    528,270
Gross Profit                               167,723
SG&A                                       177,609
Operating loss                             (49,000)
Net loss                                   (52,092)

     The Company's direct to consumers activities are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses

     o Cigars Around the World sells premium cigars to restaurants, hotels, casinos, country clubs and many other leisure related destinations. The company was acquired in September 2003. (www.cigarsaroundtheworld.com)

     o CigarGold.com sells premium cigars through the Internet directly to the consumer. (www.cigargold.com)

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

     Revenues in the Company's cigar operation decreased by 21% for the three months ended September 30,2007 to $415,039 as compared to $528,270 for the three months ended September 30, 2006. CAW on a current operating basis represents approximately 48% of cigar revenues for the three months ended September 30, 2007. Gross profit for the three months ended September 30, 2007 decreased by 34% to $111,096 as compared to $167,723 for the three months ended September 30, 2006.


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

     The table below summarizes the historical financial operations of Proset for the periods being discussed.


                                               Three Months Ended         Three Months Ended
                                               September 30, 2007         September 30, 2006
                                               ------------------         ------------------

         Net Sales                                       -                  $230,535

         Cost of sales
         Cost of product                                 -                   213,454
         Shipping and handling costs                 7,742                    23,612
                                                   ---------               ---------
                                                     7,742                   237,066

          Gross Profit                             (7,742)                   (6,531)

         Operating expenses:
           General and administrative                5,464                    58,006
           Depreciation and amortization                 -                    24,876
                                                   ---------               ---------
                                                     5,464                    82,882

          Operating loss                                                    (89,413)

         Other Income (expenses):
           Other income (expenses)                       -                     (508)
           Interest and financing expenses               -                  (17,639)
                                                   ---------               ---------
                                                         -                  (18,147)


         Net loss before income taxes             (13,206)                 (107,560)
         Income tax expense                              -                      746
                                                   ---------               ---------
         Net loss from discontinued
         operations                             $ (13,206)                $(108,306)
                                                ===========               ==========


                        LIQUIDITY AND CAPITAL RESOURCES


September 30,                                                      2007             2006

Working Capital                                                    $6,661,309      $ 4,681,656
Assets                                                             30,716,682       22,780,204
Liabilities                                                        22,289,801       15,863,401
Equity                                                              8,426,881        6,916,803
Line of Credit Facility                                                     -        5,929,341
Receivable turnover (days)                                                 19               56
Inventory Turnover (days)                                                  24               12
Net cash provided by (used in) operating activies                    (496,036)      (2,639,246)
Net cash provided by investing activites                              413,805          358,588
Net cash (used in) provided by financing activites                    106,472        4,024,452


     The Company's working capital increased by $2.0 million at September 30, 2007 to $6.7 million due to a combination of several factors including amortization of debt, refinancing of short term debt to long term debts and operating profits from PHS Group. The Company plans to further improve its working capital through conversion of short-term debt to long-term debt and increasing its operating profit.

     Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, and fixed costs. The cash flow realized from the Company's gross profit has been sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support the interest that it pays in support of financing its receivables and inventory. The Company historically has not been able to date to completely support its financing costs solely from operations and has relied on equity and debt financing to bridge the gap. The Company improved its cash flow from operating activities by $2.1 million. The Company generated a net profit attributable of Common Shareholders of approximately $231,000 for the nine months ended September 30, 2007. Financing costs totaled $1,748,936 and non-cash charges totaled approximately $558,000 for the period. Reductions in certain financing expenses through equity conversions and debt repayments through operating or capital transactions have been and should continue to be beneficial to the Company's performance.

     The capital resources that were available to the Company consisted of $12.6 million in long-term notes, $4.2 million in short term notes, $3.65 million of non-redeemable preferred stock, as of September 30, 2007. The Company's objectives are to reduce its debt through the issuance of equity, cash flow from operation, dispositions of assets as well as refinancing its current obligations with lower rates. In 2007, the Company refinanced its $6 million dollar senior line of credit with a $8.0 million 10 year term facility and materially reduced its interest rate to 11.75%. However, there is no assurance that the Company will be able to achieve its stated objectives.

     The Company's liquidity relies in material part on the turnover of it inventory and accounts receivable. The Company turns its receivables on average every 19 days and the Company has turned its overall inventory on average approximately every 24 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, 30% of the Company's assets consist of trade receivables and inventory. The Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands to optimize its profit potential. The Company's sales are reliant in significant part on extending credit that ranges from 30 to 60 days. As a result, the Company must have financing facilities that will continue to allow the Company to procure inventory and extend accounts receivable credits. The Company has strict credit policies and reviews; however credit extensions may pose material financial risks to the Company. In addition the Company relies on performance incentives from its manufacturers that are based upon sales. Provided the Company maintains its performance standards with the manufacturers with whom it contracts for procurement of goods its estimates of incentives that are due should remain accurate. However, if the respective manufacturer change their policies or the Company does not meet the manufacturers standards, incentives may be reduced and may cause a material problem for the company.

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

     Expected interest payments on notes payable for the period ended September 30, are as follows:


09/30/08          09/30/09          09/30/10         09/30/11          09/30/12         Total
$1,550,000       $1,420,000        $1,350,000       $1,300,000        $570,000      $6,190,000


     Variable interest rate on note of $400,000 was 7.25%.

     Principal repayments on notes payable for the period ended September 30, are as follows:

9/30/08                    $ 4,217,000
9/30/09                    $ 2,069,000
9/30/10                    $ 1,178,000
9/30/11                    $ 1,779,000
9/30/12                    $ 7,800,000
                           $17,043,000
Discounts and rounding     $  (241,956)
Total                      $16,801,044

     In April 2007, the Company entered into a 20 year lease with monthly payments of $22,833 for the first year with annual increments to the end of the lease.

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

     VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At September 30, 2007, the Company has established a full valuation allowance.


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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2007, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
           None

Item 4 - Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders during the three month fiscal period ended September 30, 2007 except for consent in writing of a majority of shareholders authorizing the Company to increase its authorized stock available for issuance by the Company signed September 10, 2007 by shareholders holding 55% of then outstanding votes, followed by a shareholder mailing of notice of such consent and the Company also filed a 14A Information Statement with the Commission regarding such action.

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

1) On February 2, 2007, the Company announced that it had received notice from NASDAQ Stock Market, dated January 31, 2007, that for 30 consecutive business days the bid price of the Registrant's common stock has closed below the minimum $1.00 per share requirements for listing. On August 1, 2007, the Company was granted a 180 day extension until January 28, 2008 to seek such compliance.

2) On August 14, 2007, the Company announced its second quarter, June 30, 2007 financial results disclosed in the 10Q filing for June 30, 2007.

3) On August 14, 2007, the Company announced that NASDAQ had notified the Company that it has met all listing requirements for continued listing on the NASDAQ Capital Market.

4) On October 2, 2007, the Company announced that it had received notice from NASDAQ Stock Market dated September 28, 2007, that for 30 consecutive days, the bid price of the Registrant's common stock has closed below the minimum $1.00 per share requirements for listing. The Registrant has been provided until March 26, 2008 to regain compliance. Subsequently the Company received NASDAQ notice of compliance and filed a subsequent 8K on October 17, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Synergy Brands, Inc.


                                         /s/ Mair Faibish
                                         ----------------------
                                         by: Mair Faibish
                                         Chief Executive Officer
Date:  November 14, 2007




                                          /s/  Mitchell Gerstein
                                          ----------------------
                                          Mitchell Gerstein
                                          Chief Financial Officer

Date:  November 14, 2007

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

Date:  November 14, 2007

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

Date: November 14, 2007

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2007 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2007

/s/ Mair Faibish

Mair Faibish, Chief Executive Officer

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2007 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: Novemberr 14, 2007

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer