Form 10-K
period 2007-12-31
SYNERGY BRANDS INC
filed 2008-03-28
CIK 870228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2007.
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

                      Title of Each Class Name of Exchange

              Common Stock, $.001 par value NASDAQ/Capital Market System and Boston Stock Exchange


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes__NO_X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES________NO X___

     Indicate by check mark whether the registrant is and is reporting utilizing the scaled disclosure standards of Regulation SK allowed to Smaller Reporting Company. YES_X__NO___

     Synergy Brands Inc. revenues for its most recent fiscal year were $89,540,501.

     On March 28, 2008, the aggregate market value of the voting stock of Synergy Brands Inc., held by non-affiliates of the Registrant was approximately $6,900,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 28, 2008 was 11,698,010.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2007 Annual Meeting of Stockholders currently scheduled to be held June 2008 are incorporated by reference in Part III (for other documents incorporated by reference refer to Exhibit Index and Item 5 - Market for the Registrant's Common Stock and Related Shareholder Matters); also committee charters are included verbatim on the Company's website at www.sybr.com.

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

     ITEM 1. DESCRIPTION OF BUSINESS

     A. OVERVIEW

     Synergy Brands Inc. (SYBR or the Company) is a holding company that principally operates through a wholly owned subsidiary, PHS Group Inc. ("PHS"), in the wholesale distribution of Groceries and Health and Beauty Aid (HBA) products and in the manufacturing and retail/wholesale distribution of proprietary baking mix products and spices and presently operates as well, through its wholly owned subsidiary, Gran Reserve Corporation, the business of wholesale and on-line distribution of premium cigars and accessories which business segment the Company expects and has contracted in principal to transfer to a non-affiliated investor familiar with the business operations of such segment (see Item 9B "Other Information" infra), and through such subsidiary, trading as Beautybuys.com, the Company also markets salon products and luxury goods. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers and has also entered the grocery private label market in FY 2006 and proprietary baking mix and spice market in 2007. The consumer products significantly marketed and distributed are concentrated within the Grocery and Health & Beauty Aids (HBA) industries. The Company uses logistics based programs to optimize its distribution costs on both wholesale and retail levels and markets most of its tobacco and salon products through internet presentation and processing.

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

     PHS GROUP (GROCERY & HBA OPERATIONS).

     PHS Group distributes Grocery and HBA products, including proprietary baking mix products and spices, to retailers and wholesalers predominately located in the Northeastern United States. PHS is the largest subsidiary of the Company and largest operating segment of the Company , representing about 98% of the overall Company sales and 95% of gross profit. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers and benefit the manufacturer as the direct supply source and in turn increase sales to its customers at optimized pricing through this unique strategy. PHS concentrates on what it perceives to be faster moving promotional items such as: Tide, Bounty, Nyquil, Pantene, Clorox bleach, Scott tissues, Marcal tissues,Duracell batteries, among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby. A second business segment within this sector was Proset Hair Systems (Proset) but Proset discontinued its operations in the 4th quarter of FY 2006.

     In the third quarter of 2006 PHS entered the private label grocery market specializing in the distribution of baking mixes and spices to national chains on a proprietary basis. PHS hopes to continue to develop private label programs for national accounts by creating proprietary baking mix products and spice planograms specifically designed for retail need. Through acquisition of baking mix manufacturing operations in Monroe, Michigan, the Company by way of its subsidiary, Quality Food Brands Inc., manufactures baking mix products for further sale under proprietary labeling programs for other customers of PHS and markets such products wholesale and retail through PHS Group Inc. In the latter half of 2007 the Company also established in China independent manufacturing operations in a co-packing arrangement for proprietary spices and in North Dakota for proprietary potato products, pasta salads and dried beans which have added to its product distribution menu. Income from sales of these proprietary products is anticipated to add considerably to the gross sales of the Company. The Company utilized the proprietary product line as a co-packing opportunity offered to PHS customers. The largest sector of this recently acquired and developed proprietary product production line is the Company's baking mix product operation centered in Monroe, Michigan.

     GRAN RESERVE CORPORATION (PREMIUM CIGAR OPERATIONS)

     The Company's premium cigar operations are presently conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). The Company has authorized the sale of the Company's cigar operations, which transfer is probable in 2008. Although no formal commitments have yet been finalized, a contract in principal has been reached with a group of management and supervisory personnel associated with the GRC cigar operations but who otherwise have no official capacity with Synergy Brands Inc. or its subsidiaries. If such should transpire cigar regulation will no longer have any material impact on Company operations. Information is hereby presented on such operating segment as an ongoing venture as well as its historical contribution to Company business opportunities but its significance to the Company and the Company's focus on such segment have diminished and this and the increasing cost and exposure of the applicable regulatory framework under which the cigar business is operating have provided impetus for the Company to enter an arrangement for the transfer of such segment. GRC operates the following businesses (under the business names stated)

         o Cigars  Around the World (CAW) sells premium  cigars to  restaurants, hotels, casinos, country clubs and many other leisure related destinations. This company was acquired in June, 2003. CAW also opened a retail store and lounge in Miami Lakes, Florida selling premium cigars and accessories in March 2006.

         o CigarGold.com sells premium cigars through the Internet directly to the consumer and through partnership online affiliations.

         o BeautyBuys.com sells salon hair care products directly to the consumer via the internet and through partnership online affiliations.

     THE  COMPANY'S  CORPORATE  OFFICES  ARE  LOCATED  AT 223  UNDERHILL  BLVD.,
SYOSSET, NY 11791, AND ITS TELEPHONE NUMBER IS 516-714-8200. THE COMPANY MAINTAINS A CORPORATE WEBSITE AT WWW.SYBR.COM. The Company is a reporting Company as defined in Regulation 12B of the Securities Exchange Act of 1934 and files electronically with the SEC the Company's quarterly 10Q and Year-end 10-K reports and interim Form 8K reports. The general public may read and copy any materials the Company has filed with the SEC at the SEC Public Reference Room at 450 Fifth Street NW, Washington DC. The general public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information required of issuers that file electronically with the SEC which website can be accessed at www.sec.gov. Filed reports by the Company may be viewed at the SEC Edgar filing website to which the Company's homepage website is directly linked. Information on the Company's website is not deemed to be incorporated by reference into this report except as otherwise specifically listed within this report.

     B. PHS GROUP (Grocery & HBA Operations)

     PHS Group heading the principal business of the Company representing 98% of total revenues, is involved in the purchase of name brand grocery and Health and Beauty Aids (HBA) products and proprietary brands of limited baking mix and potato products, and spices which are manufactured through other subsidiaries of the Company and the further resale to traditional customers utilizing the logistics and networking advantages of electronic commerce and just in time distribution. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and HBA sectors and wholesale distribution of grocery items predominantly in the United States, Canada, and other international markets. Sales of Company manufactured proprietary food products has begun in 2007 and is expected to grow into a significant operating element of PHS Group as a co-packer for other customers of the Company.
Reference is made to the financial statements, schedules, and notes to financials wherein more specific disclosure is presented regarding amounts of revenues derived from foreign sales as compared to domestic and separation between brand name and proprietary products. Product sales to Canada constitute what the Company believes to be the only material foreign sales. The Company also sells to Israel, Colombia, and the Dominican Republic but such sales in total constitute only approximately 2% of overall Company sales. All sales are done in U.S. Dollars. Distribution of brand name products is directed to major retailers and wholesalers from major U.S. and Canadian consumer product manufacturers and distributors. Proprietary products are manufactured for distribution through PHS by other subsidiaries of the Company. PHS has positioned itself as a distributor for manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire need of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply and in turn increase sales to its customers through this unique focus. PHS concentrates in brand name product distribution on what it perceives to be the fastest moving promotional items and uses logistics and distribution savings to streamline and reduce its sale prices.

     PHS conducts its business through its sales offices in New York. The Company maintains its information system and warehousing operations in Long Island, NY. PHS services over 1000 outlets in the northeastern quadrant of the United States and Canada. PHS utilizes leased trucks on an as needed basis with no formal long term lease in addition to consigning common carriers for overflow sales.

     In the third quarter of 2006 PHS entered the private label grocery market specializing in the acquisition and further distribution of baking mixes and spices and in the fourth quarter of 2007 that of potato products, pasta salads and dried beans, to national chains on a proprietary basis. PHS continues to develop these private label programs as co-packer for national accounts by creating proprietary product planograms specifically designed for retail need. On May 18, 2007 PHS through a controlling subsidiary acquired the assets of a baking mix manufacturing facility that was formerly operated under the entity Loretta Baking Mix Products (LBMP) for a combined cost of $10.4 million.

     The factors that were involved in the Company's decision to acquire the manufacturing facility consisted of many business factors including:

     (1) PHS has secured and established business with several national chains that have been generating substantial orders for PHS of products produced by LBMP and there for was no available replacement capability perceived by the Company for this business. Although PHS did not own the private label brands, the factory had the artwork, the packaging, the recipes, inventory assets, the configurations, governmental approvals, logistics, line design and many strategic capabilities that allowed PHS to have a turnkey solution and uninterrupted business. Restaurant Artwork, packaging and recipes were formulated and are owned by PHS customers for whom PHS acts as a co-packer.

     (2) Baking mix facilities have to be American Baking Association (ABA) approved. The ABA approval process and subsequent FDA approval are tedious and time consuming. The LBMP plant was already certified for all regulatory baking mix needs and has certifications and quality control at the optimum levels. This facility was already co-packing for PHS and the customers were satisfied with the quality of the product.

     (3) PHS has started to develop proprietary brands under the County Fare, Country Value and Rich and Moist Labels. PHS has started the process of seeking customers that may not have their own private label brands, but are only selling baking mix national brands such as Duncan Hines. PHS has positioned the brands that it has developed as value brands that could provide higher margins to the retailer then national brands, but do not have the costs of development that a private label brand might otherwise have. The Company believes that its market capitalization suffers because there is no proprietary brand that it owns whereas presently the Company merely distributes. The Company believes that building brand value could enhance shareholder value. Gaining direct manufacturing capabilities with no delays or financial hardship is believed to be a valuable resource.

     (4) PHS started to develop a broker network, distributed presentations to several national chains, and hired sales support for co-packing expansion. Interruption of this progress would have reduced PHS future profits. This facility enabled operations to likely continue more seamlessly. Furthermore, controlling the facility will likely enable PHS to expand, bring new lines into activation, run more shifts and PHS strong credit should allow it to close deals with customers that were tenuous about the co-packing relationship as opposed to full PHS production and manufacturing control.

     (5) PHS plans on expanding the business in the existing facility. Since all process approvals that have been granted are for the use of this facility, any expansion would likely be modular and cost effective. The facility already has the regulatory certifications to operate a baking mix manufacturing plant and would therefore ease the process of future expansion. The anticipated expansion is being ascertained for existing PHS customers that PHS has been servicing for 12 months and expansion opportunities that PHS has been developing internally.

     (6) The information systems needed to support this operation already existed within the manufacturing process. The IT requirements as well as logistical requirements were already in place to support PHS customers. Customers have their own product mix that is customized to the line. A customer programs the manufacturing line. This integrated process is an important part of the manufacturing process, job order costing, quality control and motion time study that determines capacity.

     C. GRAN RESERVE CORPORATION (Cigar Sector).

     GRC owns multiple internet domains including Cigargold.com, cigarsaroundtheworld.com and affiliations. GRC focuses on sale of a mix of brand name and private label premium cigar items and cigar related accessories and markets them through these sites. GRC also manages the internet sales of Beautybuys.com which are less than 5% of overall online sales. GRC operations account for less than 2% of the Company's present consolidated revenues, and the diminished capacity of the cigar operations in the overall business plan for the Company and cost saving opportunity for the Company if GRC operated independent of the Company, as well as regulatory burdens perceived as increasing in the future for the Company if its present cigar operations are retained, the Company has sought and been able to locate a suitor for this business segment and is pursuing such opportunity and agreement in principal has been reached for transfer of such segment to a non-affiliated but familiar acquiree candidate. Provided such transaction prevails, the information included herewith regarding cigar operations shall be considered in material part to be historical in nature. There have been none and the Company does not intend to guarantee continued effective performance of this operating segment. GRC cigar operations include two businesses. This segment includes Cigars Around the World (CAW) and CigarGold. Through CAW the Company sells premium cigars to Hotels, Restaurants, Casinos, PGA Clubs and other leisure related destinations. CAW was founded by Bill Rancic, initial winner of the NBC show The Apprentice and his business was acquired by the Company with continued support from Mr. Rancic. Mr. Rancic serves on the Board of Directors of Synergy Brands. CAW sells, its cigars, in large part in customized retail displayed humidors that it provides to its customers. CAW also has its own retail website that operates under the name www.CigarsAroundTheWorld.com. Its displays range from counter top humidors to Walled Display units. CAW also organizes events such as cigar dinners and merchandising opportunities within its destinations.

     CigarGold (CG) is the Company's main present cigar online unit. CG sells premium cigars online to retail customers throughout the United States. It has a selection of over 1000 products, which include brand-name hand made premium cigars and cigar accessories as well as private label and proprietary products. CigarGold operates under the domain name: www.CigarGold.com.

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

     The second business area of this segment within the Company's B2C sector is sale directly to the consumer of salon products on-line through Beautybuys.com and other on-line partnership affiliations. This latter online unit operates at www.BeautyBuys.com. BeautyBuys.com sells salon hair products exclusively through Internet admissibility directly to the retail consumer.

     D. COMPETITION

     The Company is smaller in comparison to many of its competitors in the marketing of grocery and health and beauty care products and cigars. Access to product remains important but the Company is confident of the continued availability of product from manufacturers, wholesalers, and distributors with whom the Company has successfully acquainted itself or developed in house. Source of products the Company believes should stay stable. Sources and availability of raw materials may pose certain concerns, including pricing, but most ingredients in the Company's baking mix operations, as the Company's principal proprietary grocery product, principally flour, sugar, and edible oils, are readily available in house and from numerous outside sources. Prices for our raw materials are dependent on a number of factors including the weather, crop production, transportation and processing costs, government regulation and policies, worldwide market supply of, and demand for, such commodities and alternative demand for raw materials, such as the recent demand for corn for use in the production of ethanol. Although the Company believes that it has a capable purchasing function to obtain and allow for competitive pricing, the inherent volatility of commodity prices occasionally and potentially exposes the Company to fluctuating costs. The Company attempts to recover the majority of its commodity cost increases by operating efficiencies. Most of the Company's suppliers are regulated under fair trade and pricing regulations. As a result the Company can remain competitive as long as it purchases products at prescribed volume and credit limitation set by the suppliers. The Company believes it competes in its supply chain operation on the basis of product pricing, quality and assortment, scheduling capabilities regarding and reliability of deliveries, the range and quality of services provided, technological capabilities and location and logistics of distributor facilities and arrangements. In the Company's proprietary baking mix product sector, competition is based upon primarily product quality, pricing, customer service, and development of brand recognition and loyalty through promotional activities and information dissemination techniques. The Company acts as a co-packer in the proprietary product area and emphasis is placed on customer preferences and success dependent in great part on being able to recognize and service such preferences. Competition here is significantly related to existence of similar brand name products, and development of proprietary brand recognition in such market is accomplished through offering and maintenance primarily of competitive pricing and product quality.

     E. MAJOR CUSTOMERS.

     During the year ended December 31, 2007, sales to two customers accounted for 13%, and 10% of the Company's total sales and in 2006 sales to three customers accounted for 21%, 16% and 12% of total sales. During such periods 1 supplier of product for the Company further retail/wholesale distribution contributed 59% of such supply. These major customers and suppliers relate to the grocery logistics business within the Company's PHS Group (grocery and HBA operation) sector.

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

                                  PHSGroup.com
                                 BeautyBuys.com
                                SynergyBrands.Com
                                  DealbyNet.com
                 Perx.com (managed by Interline Travel & Tours)
                                    SYBR.com
                                  CIGARGOLD.com
                            CigarsAroundtheWorld.com

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

     The Company's websites can be accessed 24 hours a day, seven days a week from anywhere that a visitor thereto has Internet access. The Company offers a large selection of products for sale on its relevant websites and in addition provides various levels of selected product content, buying guides and other tools designed to help consumers make educated purchasing decisions. Additionally, shopping list and e-mail reminders are designed to make it easier for customers to regularly purchase their preferred products.

     The Company's marketing efforts in internet sales are aimed at flexibility of presentation to attract new and repeat customers and give ease of access to product availability and information. The Company's online stores provide flexibility to change featured products or promotions without having to alter the physical layout of a store. The Company is also able to dynamically adjust its product mix in response to changing customer demand, new seasons or holidays and special promotions.

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

     G. SEASONALITY

     Sales by PHS Group usually peak at the end of a calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarter end and as a result reduced product costs may increase sales. Sales of beauty care products and fragrances increase over traditional gift giving holidays.

     Cigar product sales also increase during holiday periods and summer months, as well as around special sporting events. In particular sales are stronger before Father's Day, the summer golf season and the Christmas holiday season.

     Consumer propensity for baking products (and similarly for the ingredients therefor) is stronger in the Spring and Fall.

     H. SHIPPING AND HANDLING

Products sold on a Business to Business basis by the Company are shipped in bulk from inventory maintained by the Company at its warehouse facilities by leased trucks and common carriers. All direct customer orders are consolidated in Company leased fulfillment facilities; then packed and shipped to the customer usually within 3 to 7 days mainly by UPS. Approximately 95% of direct customer product inventory is in warehouse stock and 5% is purchased by the Company on an as needed "just in time" basis. The Company is dependent on common carriers and PHS utilizes leased trucks on an as needed basis with no formal long term lease. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers utilized by the Company are prevented from or delayed in utilizing transportation lanes, the Company may incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. Trucking expenses are regulated by the cost of fuel and destination lanes. Increasing fuel prices can cause an increase in shipping rates. The Company attempts to pass along these charges through a fuel surcharge. This charge cannot be passed to the customers on all occasions.

     Proprietary Banking Mix business operations are centered in Monroe, Michigan where the Company maintains manufacturing and warehousing facilities on a long term lease basis considered of sufficient capacity to fulfill projected needs. Use of Company owned facilities for both manufacture and storage saves on cost.

     I. TRADEMARKS, LICENSES AND PATENTS

     The Company has obtained rights to various trademarks and tradenames, and domain names in its internet business. The Company has obtained a wholesale controlled substance license through the Drug Enforcement Agency (DEA). The Company has domestic rights to the "Suarez Gran Reserva", "Breton Legend", "Breton Vintage", "Anduleros", "Don Otilio","Alminante" "Nativo" "Ditka" and various other trade names in marketing of premium handmade cigars. GR also owns and utilizes in its cigar distribution business the following trade names:
CigarGold, Netcigar, GoldCigar, Cigars Around The World and Cigar Kingdom. PHS is the dominant tradename utilized by the Company in its other business sectors. PHS also has exclusive distributorship rights in the Dominican Republic for "Fitti" diaper brand. The baking mix proprietary co-packing operation manufactures products under proprietary tradenames including, Country Value and County Fare, Rich n Moist, and Rich n Fluffy, and in the spice manufacture sector under Palm Spices and Gourmet Select.

     J. EMPLOYEES

     The Company and its subsidiaries taken together as of the date of this report employ and contract approximately 40 full time and part time non Union employees all of whom work in executive, administrative, sales, marketing, data processing, accounting or clerical activities and certain work as Company employees that integrate with the various warehouses where Company products are stored and as drivers and delivery personnel in the Company leased trucks. Administration and operation of the baking mix manufacture and distribution operation centered in Monroe, Michigan employs an additional five (5) full time personnel. Additional part-time labor personnel are employed on an as needed basis.

     The Company leases and staffs its warehouses in New York , New Jersey , Pennsylvania and Florida (GRC), from where it facilitates storage, sorting, packing and shipping of products sold on its websites. Otherwise warehousing is contracted on an as needed arrangement staffed through the warehousing entity contracted with exception for supervisory personnel hired by the Company. The Company relies on a stable working environment with its contract warehousing and trucking. The Company also leases and staffs facilities approximating 110,000 square feet utilized in administering the Baking Mix manufacture and distributions operations.

     K. GOVERNMENT REGULATION

     1. TOBACCO INDUSTRY REGULATION AND TOBACCO INDUSTRY LITIGATION

     There is and has been various tobacco industry regulation at federal, state and local Levels from which the cigar industry to date only been affected mainly only tangentially. There appears a recent trend toward increasing regulation of the tobacco industry, and the increase in popularity of cigars could lead to an increase in regulation of cigars. Because in part of the changing regulatory framework within which the Company's cigar marketing business operates, the Company has considered and has entered in principal an agreement to transfer out its cigar operations business and assets to a group of management and supervisory personnel associated with the GRC cigar operations but who otherwise have no official capacity with Synergy Brands Inc. or its subsidiaries. If such should transpire cigar regulation will no longer have any material impact on Company operations. The Company has in the past reported existence of cigar regulation in greater depth and reference is made thereto for expanded disclosure. The changing regulatory environment relevant to cigar production and marketing is emphasized in this report and historical reference is made to past disclosure on past tobacco regulation having present and/or potential future application to the cigar industry

     The Food and Drug Administration (the "FDA") has determined that nicotine is a drug and has asserted that it has jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. FDA jurisdiction is also the subject of current federal legislation which will, if and when enacted, codify much of the past regulatory scheme established for tobacco products and as agreed in settlement agreements reached with the tobacco industry to avoid the myriad of lawsuits filed. In the Fall of 2004, the U.S. Senate considered legislation that would grant the FDA authority to regulate tobacco products. Among other things, the legislation called for the prohibition of free samples and self-service displays. The proposed legislation also limited certain advertising and labeling to a text only format and called for a ban on the sale or distribution of non-tobacco items that bear tobacco brand names, such as hats and t-shirts, and would have restricted sponsorship of events to corporate name only. In addition, the FDA was to be empowered to adopt rules regarding the manufacture, ingredient content, and pre-approval of tobacco products. The proposed legislation passed the US Senate, but failed to garner sufficient support in the House of Representatives and was not enacted into law. There remains uncertainty as to whether the U.S. Congress can gain passage of legislation in the future to permit the FDA to regulate tobacco as outlined above or to permit the FDA to regulate tobacco in a different manner. In 2004, Congress passed legislation to eliminate the federal price support system for tobacco farmers and, in its place, provided an estimated US $10.1 billion buy out of tobacco farmers over the next 10 years. The buy out will be funded by quarterly assessments on tobacco manufacturers. Even within this legislation however cigar products are not included but there is no assurance that they may not be included in these or similar regulations in the future. There has been an increased pressure on Congress to enact legislation that would ease State efforts in the collection of taxation on cigarette sales. Although cigar sales are not currently included in the recent regulatory initiatives there may be future action against cigar companies which could have material adverse effect on the Company's business. Recently the US Bureau of Alcohol Tobacco Firearms and Explosives, the major credit card companies and State attorneys general reached agreement to disallow use of credit cards for cigarette purchases over the internet across State lines and to take action against Internet Sellers that authorities identify as violating State and Federal laws regulating cigarette sales. New York was the first State to ban Internet cigarette sales totally. Further States may likely follow suit. Those bans are based both on tax evasion issues and underage purchasing concerns. Such treatment of tobacco product tax issues is not a new phenomena however but a revisiting of and more active promotion of the federal Jenkins Act which originated in 1949 to address interstate tax issues regarding tobacco sales through use of United States mail. Cigars are not specifically included in the FDA's regulations. Present tobacco regulations which do appear applicable to cigars in addition to focusing on cigarettes are the prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 who requests purchases of tobacco products, and requirement that cigars carry warning labels similar to those contained on cigarette packages which Cigar companies are now required to display clearly and permanently on packages, in print ads, on audio and video ads, on point of purchase displays and on the Internet.

     States have legislation mandating, in varying degrees, the prohibition of smoking in public places. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas Consideration at both the Federal and State level also has been given to consequences of tobacco on others that are not presently smoking (so-called "second-hand" smoke). A 2006 U.S. Surgeon General Report ("The Report") detailed the adverse physical impacts of second-hand smoke; thereby invalidating the contention that smoking in public is a "victimless crime." The Report has been a propelling factor in the expansion of anti-smoking legislation.

     While the cigar industry historically has not been subject to government regulatory efforts, focus has increased on possible need to increase regulation in this area and there can be no assurance that there will not be an increase in federal regulation in the future against cigar manufacturers or distributors. The costs to the Company of increased government regulations could have a material adverse effect on the Company's business and results of operations and is one of multiple business reasons underlying the Company's expected transfer out of its cigar business.

     There can be no assurance as to the ultimate content, timing, or effect of any additional regulation of tobacco products by any Federal, State, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business.

     While the cigar industry has not been subject to health-related litigation to date similar to the various cases brought against and settled with the cigarette industry, there can be no assurance that there will not be an increase in health-related litigation in the future against cigar manufacturers or distributors. The costs to the Company and/or other suppliers of cigar products marketed by the Company of defending prolonged litigation and settlement or successful prosecution of any health-related litigation could have a material adverse effect on the Company's business and results of operations.

     Cigars long have been subject to Federal, State and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The Federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is a material component of the manufacturer's selling price. The State Children's Health Insurance Program ("SCHIP") is a jointly financed program by the Federal and State governments designed at providing health insurance to the children of families from modest incomes. In 2007, Congress passed legislation expanding the SCHIP program. Funding for the SCHIP expansion was to be financed through an increase in the federal excise tax on tobacco products, whereby the cigar industry would bear the greatest increase of roughly 6,000%. On October 3, 2007, President Bush vetoed the bill. Congress' attempt to override the President's veto by the two-thirds majority failed, however the House of Representatives passed a similar bill, H.R. 3963, which was subsequently passed by the Senate on November 1, 2007. On December 12, 2007, President Bush vetoed the second bill as well on the grounds that it was essentially similar to earlier legislation. Thereafter President Bush signed legislation extending SCHIP to cover current enrollment levels through March 2009. Congress may attempt similar legislative efforts to expand SCHIP which would have significant financial impacts on the cigar industry. If such legislation is passed, with the increase of the excise tax on tobacco products, cigar prices would rise dramatically. This may potentially lead to decreased consumption of cigars and subsequent decline in revenues from cigar sales. The Company believes that the enactment of significantly increased excise taxes could have a material adverse effect on the business of the Company. The Company is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

     Tobacco products also are subject to certain state and local taxes. An example is the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, children's health and development concerns at the state level. The majority of states now impose excise taxes on cigars. In certain of the states without tobacco taxes proposals are pending to add such taxes. State cigar excise taxes are not necessarily subject to caps similar to the Federal excise tax. There are increased State efforts to change the classifications of cigars to increase tax revenues. At the end of 2006, the Alcohol and Tobacco Tax and Trade Bureau and the Department of Treasury have proposed rule changes to the classifications and labeling of cigars and cigarettes in an effort to reduce possible revenue losses due to misclassification. The rule changes attempt to clarify the classification criteria. Specifically, and as an example of use of revised classification, in January 2008 New York Governor Eliot Spitzer proposed changing the classification of little cigars to cigarettes, thereby increasing the tax on said goods. Increased taxation either directly or through reclassifications of tobacco products could have an adverse effect on sales as cigar consumption generally declines. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

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

     As a provider of directly manufactured food items, the Company's operations are subject to stringent quality, labeling and traceability standards, including the Federal Food and Drug Act of 1906 and Bioterrorism Act of 2002, and rules and regulations governing trade practices, including advertising. Our food production operations and our delivery fleet are subject to various federal, state and local environmental laws and workplace regulations, including the federal Occupational Safety and Health Act of 1970, the federal Fair Labor Standards Act of 1938, the federal Clean Air Act of 1990, the federal Clean Water Act of 1972 and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. Future compliance with or violation of such laws or regulations, and future regulation by various federal, state and local government entities and agencies, which could become more stringent, may have a material adverse effect on our financial condition and results of operations. We could also be subject to litigation arising out of such governmental regulations that could have a material adverse effect on our financial condition and results of operations. We believe that our current legal and environmental compliance programs adequately address such concerns and that we are in substantial compliance with such applicable laws and regulations. From time to time the Company receives notices of violation relating to regulatory matters. When such notices are received, the Company works with the appropriate authorities to seek a resolution to the violations, which may include, adjustment to company operations or protocols, site remediation, or the acquisition or repair of related equipment and other facility improvements, if necessary. The Company believes its manufacturing and warehousing facilities to be regulatory compliant.

     The Company is not aware of government regulation directly related to internet sales different from that applicable to traditional marketing but immense interest has been indicated on policing the internet focusing on contact and access but the nature of the products marketed by the Company over the internet does not appear to involve any of such concerns beyond product labeling and advertising content which would apply regardless of the medium in which the products are sold except for developing limitations on internet sales of tobacco products as aforementioned herein. The Company is subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at various levels of government and it is possible that such laws and regulations will be adopted. These laws and regulations focus on issues such as user privacy, freedom or expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet such as the U.S. Digital Millennium Copyright Act have begun to be interpreted by the courts and implemented but their applicability and scope remain somewhat uncertain. The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce business such as that operated by the Company is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce. The application of existing, new, or future laws could have adverse effects on the Company's business. Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish the Company's opportunity to derive financial benefit from its business activities. In December 2004, the U.S. Federal Government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. On October 31, 2007, the Internet Tax Freedom Act Amendments Act of 2007 was enacted into law thereby amending the Internet Tax Freedom Act to extend the moratorium until November 1, 2014.

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

     ITEM 1A: RISK FACTORS.

              FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

     Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. These statements relate to future events and/or to the Company's future financial performance and include, but are not limited to, statements concerning:

         The anticipated benefits and risks of the Company's key strategic partnerships, business relationships and acquisitions;

         The Company's ability to attract and retain customers;

         Concentration of customers;

         The anticipated benefits and risks associated with the Company's business strategy, including those relating to its distribution and fulfillment strategy and its current and future product and service offerings;

         Company proprietary and other distributed product brand recognition;

         Protection of Company's intellectual property and trade secrets;

         The Company's future operating results, its need for and availability of financing to sustain its operations and expand thereon; and the future value of its common stock;

         The anticipated size or and trends in the market segments in which the Company competes and the anticipated competition in those markets;

         Production and Inventory concerns;

         Potential government regulation;

         Interruption of production facilities operations;

         The Company's future capital requirements and its ability to satisfy its capital needs;

         Risk associated with cost increases in materials, ingredients, energy, and employee wages and benefits;

         Ability to obtain and maintain adequate terms with vendors and service providers;

         Risks associated with product price increases, including the risk that such actions will not effectively offset inflationary costs pressures and may adversely impact sales of products;

         The effectiveness of efforts to hedge exposure to price increases with respect to various ingredients and energy;

         Ability  to  attract,   motivate   and/or  retain  key  executives  and
         employees;

         Successful implementation of information technology improvements;

         The continuing effect of changes in consumers' eating habits and dietary guidelines

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

         o The availability of capital on acceptable terms in light of the various factors discussed herein,;

         o The availability and cost of raw materials, packaging, fuels, and utilities, and the ability to recover these costs in the pricing of products, improved efficiencies and other strategies;

         o Actions of competitors, including pricing policies and promotional spending;

         o The effectiveness of advertising and marketing spending;

         o The effectiveness and adequacy of information and data processing systems;

         o Changes in general economic and business conditions;

         o Any inability to protect and maintain the value of intellectual property;

         o Changes in consumer tastes or eating habits;

         o Costs associated with environmental compliance and remediation;

         o Actions of governmental entities, including regulatory requirements;

         o Acceptance of new product offerings by consumers and our ability to expand existing brands;

         o Expenditures necessary to carry out cost-saving initiatives and savings derived from these initiatives;

         o Changes in our business strategies;

         o Business disruption from terrorist acts, our nation's response to such acts and acts of war;

         o Changes in general economic or business conditions nationally and in the Company's primary markets;

         o The availability of capital upon terms acceptable to the Company;

         o The availability and pricing or raw materials;

         o The level of demand for the Company's products;

         o The outcome of legal proceedings to which the Company is or may become a party;

         o The actions of competitors within the industry wherein the Company operates;

         o The success of business strategies implemented by the Company to meet future challenges;

         o The costs to upgrade and enhance existing facilities;

         o The costs to acquire (or lease) fit-out new facilities and relocate thereto;

         o The costs and availability of capital to fund improvements or new facilities;

         o The retention of key employees;

         o The ability to develop and market in a timely and efficient manner new products which are accepted by consumers; and

         o Other factors.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements and continued availability of logistics and financial support therefore. Moreover the Company assumes no responsibility for the accuracy and completeness of the forward-looking statements to conform such statements to actual results or to changes in its expectations. If any of the Company's assumptions prove incorrect or should unanticipated circumstances arise, its actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those stated herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statements.

     These statements speak only as of the date of this report, and the Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect new information, future events or developments or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

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

     1. THE COMPANY HAS INCURRED OPERATING LOSSES, HAS MATERIAL DEBT, AND HAS BEEN AND IS RELIANT UPON FINANCING TO EXTEND CREDIT TO ITS CUSTOMERS.

     The Company has a long history of operating losses. To date, a large portion of the Company's expenses have been financed through capital raising activities. A large portion of the Company's historical losses are a direct result of fees and expenses associated with stock and/or other working capital financing. The Company believes that Financing costs must be reduced in order to improve operating results. Failure to reduce financing costs will likely inhibit the Company's growth. There is no assurance that further financing will not be needed for operating purposes, and where needed there can be no assurances of continued availability of financing at affordable levels of expense. The Company has made strides in the last several years to become less reliant on capital raising efforts, substituting debt financing at advantageous interest rate levels, thereby utilizing to a much greater extent working capital generated from increasingly positive business operations.

     As of December 31, 2007, the Company had long-term indebtedness of approximately $12,000,000. Although the Company made debt principal reduction payments over the last several years, it may incur substantial additional debt in the future, and in any event a significant portion of the Company's future cash flow from operating activities is likely to remain dedicated to the payment of interest and the repayment of principal on its indebtedness. The Company's indebtedness could limit its ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in its business and competition; and to react in the event of an economic downturn. There is no guarantee that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or obtain funds for required payments, or it we fail to comply with covenants in its indebtedness, the Company will be in default. In addition, the Company may not be able to refinance its indebtedness on terms acceptable to the Company, or at all.

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

     - the extent to which the Company offers and provides additional benefits to its customers which reduce its gross or operating profits;

     - the extent the Company invests in technology and content, fulfillment, marketing and other expense categories;

     - the extent to which the Company provides for and pays taxes; and

     - an increase in the prices of fuel and gasoline, which are used in the transportation of packages, as well as an increase in the prices of other energy products, primarily natural gas and electricity, and commodities like paper and packing supplies, as well as raw materials used in preparatory product manufacture, all of which are used in the Company's operating facilities.

     2. DEPENDENCE ON PUBLIC TRENDS.

     The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

     3. POTENTIAL PRODUCT LIABILITY.

     As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for product liability. There can be no assurance, however, that such claims will not arise in the future. Currently, the Company does carry product liability insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claims from its own funds. Any such payment could have a material adverse impact on the Company.

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

     The principal raw materials used in the Company's baking mix and other lesser directly manufactured food items operations, including flour, sugar, spices and edible oils, and the paper, films and plastics used to package its products, are subject to substantial price fluctuations, and some raw materials are at historically high prices. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies, worldwide market supply and demand an alternative demand for raw materials, such as the recent demand for corn for use in the production of ethanol. Commodity prices have historically been volatile and may continue to be volatile. Any substantial increase in the prices of raw materials may adversely affect the Company's financial condition, results of operations and cash flows.

     The Company relies on utilities to operate its business; its manufacturing plants and other facilities use natural gas, propane and electricity to operate. In addition, its distribution operations use gasoline and diesel fuel to deliver its products. For these reasons, substantial future increases in prices for, or shortages of, these fuels or electricity could adversely affect the Company's financial condition, results of operations and cash flows.

     6. FURTHER CONSOLIDATION IN THE RETAIL FOOD INDUSTRY MAY ADVERSELY IMPACT PROFITABILITY

     As supermarket chains and grocery product manufacturers continue to consolidate and as mass merchants gain scale, the Company's larger customers may seek more favorable terms for their purchase of the Company's products, including increased spending on promotional programs, and availability of product for distribution may lessen if the Company has not established good business relationships with all participants in the consolidated ventures.

     7. LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial position, results of operations or cash flows of the Company, but there can be no assurance as to this.

     8. POSSIBLE LOSS OF NASDAQ CAPITAL MARKET LISTING.

     Synergy's qualification for trading on the NASDAQ system is presently and has in the past been questioned, the focus being on the market quotes for the Company's stock, the current bid price presently being and having for a time in the past been reduced below the applicable minimum NASDAQ standard of $1 and having been below such level for an appreciable period of time, as well as the Company also being notified in the past that stockholders' equity had fallen below minimum applicable NASDAQ continued listing standard of $2,500,000. NASDAQ has established, and the Commission has approved, certain maintenance requirements to which the Company must adhere to remain listed, including the requirement that a stock listed in such market have a bid price greater than or equal to $1.00 and the listed Company maintain stockholders equity above $2,500,000. The bid price per share for the Common Stock of Synergy had been below $1.00 in the past and the Common Stock has remained on the NASDAQ Capital Market System because Synergy had complied with alternative criteria which are now eliminated under the new and revised NASDAQ rules. If the bid price dips below $1.00 per share, and is not brought above such level for a sustained period of time or the Company fails to maintain stockholders' equity at a level of at least $2,500,000 the Common Stock could be delisted from the NASDAQ System and thereafter trading would likely be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." The Company is presently and has in the recent past been under warning from NASDAQ to better conform by evidencing and maintaining a bid price at or better than $1 or chance being delisted. (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" supra for a more in depth discussion of the Company's current NASDAQ listing status)In the event of delisting from the NASDAQ Capital Market System, the Common Stock would become subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks", including what the Company believes to be stringent disclosure rules very different from NASDAQ trading practice procedures. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers might be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares. The Company's common stock has historically remained at NASDAQ trading levels above $1 except for limited periods of time. The Company is hopeful of experiencing and maintaining its bid price in conformity with applicable NASDAQ listing standards as instructed by NASDAQ administration. The Company has also achieved and is confident of maintaining a level of Stockholders' equity above $2,500,000. Historical stability combined with the Company's increasing business share in the market and its continuing establishment as a viable force in the industries wherein it participates gives the Company confidence that its susceptibility to market deficiencies is in a much lessened state then in years past and that it can continue to achieve and maintain NASDAQ listing compliance, but of this there can be no assurance.

     9. RISKS OF BUSINESS DEVELOPMENT-INTERNET MARKETING -THE COMPANY DEPENDS ON CONTINUED USE OF THE INTERNET AND GROWTH OF THE ONLINE PRODUCT PURCHASE MARKET.

     Because still the lines of product and product distribution established for the Company regarding its e-commerce marketing are relatively new and different from its historical non-internet product distribution business, the Company's operations in these areas should continue to be considered subject to all of the risks inherent in a new business enterprise, including the absence of an appreciable operating history and the expense of new product development and uncertainties on demand and logistics of delivery and other satisfaction of customer demands. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution through use of the Internet. These expenses must either be paid out of the proceeds of future equity offerings or out of generated revenues and Company profits and will likely be a drain on Company capital if revenues and revenue collection do not keep pace with Company expenses. There can be no assurance as to the continued availability of funds from revenues or from any other sources.

     The Company's future potential revenues and profits from product sales over the Internet as well as use of the Internet to arrange products sales in generaldepend to a great extent upon the widespread acceptance and use of the internet as an effective medium of business and communication by the Company's target customers. Rapid growth in the use of and interest in the Internet has occurred. As a result, acceptance and use continue to develop, and a sufficiently broad base of consumers have adopted, and continue to use, the Internet and other online services as a medium of commerce but there can be no assurance of continued use at the levels anticipated by the Company to sustain its internet business segments.

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

     The Internet is still relatively new and rapidly changing technology and continues to experience significant growth in the number of users, frequency of use and bandwidth requirements. There can be no assurance that the infrastructure of the Internet and other online services will be able to support the demands placed upon them and/or that the Company may be able to keep pace therewith. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could adversely affect the level of Internet usage and also the level of traffic and the processing of transactions. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services or other Internet service providers to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and the Company's service in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure of the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become or sustain as a viable commercial marketplace, the Company will have to adapt its business model to any resulting new environment, which could adversely affect its results of operations and financial condition.

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

     Management believes actions taken and presently being taken to meet and enhance the Company's operating and financial requirements should assure and provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations and no adjustments have been made to offset the outcome of this uncertainty in the operating segments of the Company highly dependent on Internet sales.

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

     12. NO DIVIDENDS LIKELY.

     No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does Synergy contemplate or anticipate paying any dividends upon its Common Stock in the near future but the Company does have outstanding preferred stock upon which dividends are paid currently.

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

     15. POTENTIAL FUTURE SALES OF COMPANY STOCK.

     The majority of the shares of common stock of the Company outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933. In general under current revised Rule 144 a person (or persons whose shares are aggregated) who has satisfied a six month holding period may if they are an affiliate, under certain circumstances and processes, sell within any three month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale and non-affiliates have no such limitations, but under both scenarios the Company must be current in their reporting. Rule 144 also permits, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a one year holding period without any limitations. The majority of holders of the shares of the outstanding common stock of the Company deemed "restricted securities" have already satisfied at least their six month holding period or will do so with the next fiscal year, and such stock is either presently or within the next fiscal year will become eligible for sale in the public market (subject to volume limitations of Rule 144 when applicable). The Company is unable to predict the effect that sales of its common stock under Rule 144, or otherwise, may have on the then prevailing market price of the common stock. However, the Company believes that the sales of such stock under Rule 144 may have a depressive effect upon the market.

     16. THE COMPANY MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

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

     17. THE COMPANY'S BUSINESS MAY SUFFER IF IT IS NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

     The Company's ability to compete effectively against other companies in its industry will depend, in part, on its ability to protect its proprietary technology and systems designs relating to its technologies and its various tradenames and trademarks. In the baking mix operations, as an example, proprietary manufacturing is accomplished for products under the Country Value, County Fare, Rich n Fluffy and Rich n Moist tradename brands; and in the spice manufacturing sector recognized tradenames are Palm Spices and Gourmet Select. The Company does not know whether it has been or will be completely successful in doing so. Further, its competitors may independently develop or patent technologies that are substantially equivalent or superior to those of the Company so as to effectively compete and gain acceptance of products under other more highly recognized tradenames and trademarks.

     18. THE COMPANY MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF ITS PROPRIETARY KNOWLEDGE.

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

     19. OTHERS MAY ASSERT THAT THE COMPANY'S TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS.

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

     20. THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO CONTINUE TO LICENSE SOFTWARE THAT IS NECESSARY FOR ITS SERVICE OFFERING.

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

     21. THE COMPANY'S SYSTEMS INFRASTRUCTURE MAY NOT KEEP PACE WITH THE DEMANDS OF ITS CUSTOMERS.

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

     22. THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR  TECHNOLOGIES,  WHICH COULD
RESULT  IN  DILUTION  TO  ITS   STOCKHOLDERS,   OR  OPERATIONAL  OR  INTEGRATION
DIFFICULTIES WHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

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

     23. GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING AND UNFAVORABLE CHANGES COULD HARM THE COMPANY'S BUSINESS

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

     24. TAXES MAY BE IMPOSED ON INTERNET COMMERCE.

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

     25. THERE MAY BE SIGNIFICANT SECURITY RISKS AND PRIVACY CONCERNS RELATING TO ONLINE COMMERCE.

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

 26. IF THE COMPANY'S FULFILLMENT CENTERS ARE NOT EFFECTIVELY OPERATED THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED.

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

     27. OUR VENDOR RELATIONSHIPS SUBJECT US TO A NUMBER OF RISKS

     Although we continue to increase the number of vendors that supply products to us and only two vendors account for 10% or more of our inventory purchases, we have significant vendors that are important to our sourcing and co-packing and labeling on proprietary products. We do not have long-term contracts or arrangements with most of our vendors to guarantee the availability of merchandise and channeling of product distribution, particular payment terms, or the extension of credit limits. If the Company's current vendors were to stop selling merchandise to us or assisting in product distribution channeling on acceptable terms, the Company may not be able to acquire merchandise or channel product from other vendors and customer sources in a timely and efficient manner and on acceptable terms.

     28. CHANGE IN TOP CUSTOMERS/SUPPLIERS SELLING/BUYING PATTERNS MAY ADVERSELY AFFECT THE COMPANY'S SALES AND PROFITS

     The Company's top 2 customers represent 23% of its 2007 total sales, and top 3 customers 49% of its 2006 total sales. The Company's largest supplier, Proctor and Gamble, represents 59% of its product distribution availability in 2007 and 2006. If any of the top customers change their buying patterns with the Company and/or top suppliers limit product supply, the Company's sales and profits could be adversely affected.

     29. LOSS OF FACILITIES COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL AND OPERATIONAL RESULTS

     The Company has one principal production facility for its baking mix operations, which facility is a four story manufacturing plant in Monroe, Michigan where the Company's signature baking mix products are exclusively manufactured. The loss of such production facility could have material adverse impact on the Company's operations, financial condition and results of operations.

     30. TERMS OF INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON OUR BUSINESS

     The Company's Credit and Debt Instruments Agreements, ("Agreements") contain various covenants that limit the Company's ability to, among other things, incur or become liable for additional indebtedness; create or suffer to exist certain liens; enter into business combinations or asset sale transactions; make restricted payments, including dividends over a specified amount; and make investments.

     These restrictions could limit the Company's ability to obtain future financing, sell assets, make acquisitions or needed capital expenditures, withstand a future downturn in its business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

     31. THREATS OR POTENTIAL THREATS TO SECURITY OR FOOD SAFETY MAY ADVERSELY AFFECT OUR BUSINESS

     Wartime activities, threats or acts of terror, data theft, information espionage, or other criminal activity directed at the grocery or drug store industry, the transportation industry, or computer or communications systems, including security measures implemented in recognition of actual or potential threats, could increase security costs, adversely affect the Company's operations, or impact consumer behavior and spending and customer orders. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on the Company's operating results.

     32. THE COMPANY'S STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

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

     33. INTERNATIONAL BUSINESS RISKS.

     The Company deals with Companies not located in the United States. Although almost all business activity is conducted in United States Dollars, the Company may be subject to currency risks and may be subject to international risks that are not under the jurisdiction of U.S. Laws. In 2007 the Company had transactions with Companies located in Canada, China, Dominican Republic, Colombia, Italy and Israel.

     ITEM 2: DESCRIPTION OF PROPERTY

     The Company's corporate offices and administrative headquarters are located in Syosset, New York.

     The Company maintains satellite and representative offices in New York, Pennsylvania, New Jersey, Illinois, and Florida.

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

     The Company also leases space for manufacturing and warehousing regarding its baking mix operation in Michigan (USA) of approximately 110,000 square feet.

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

     During the fourth quarter of 2007 no matters were submitted for shareholder approval.

                                     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on NASDAQ Capital Market under the Symbol "SYBR", and on the Boston Stock Exchange under the Symbol "SYB". The high and low sales prices in the NASDAQ Capital Market for the Company's Common Stock, as reported by the NASDAQ for each of the quarters of the Company's two most recent fiscal years are as follows:

COMMON STOCK

Quarter Ended               High             Low       Close
-------------             -------         -------      ------
March 31, 2006              1.97            1.22       1.38
June 30, 2006               1.45            1.00       1.12
September 30, 2006          1.17             .93       1.04
December 31, 2006           1.35             .81        .93
March 31, 2007              1.07             .66        .83
June 30, 2007               1.07             .72        .84
September 30, 2007          1.34             .80       1.04
December 31, 2007           1.29             .80        .89

     On March 28, 2008, the Company had approximately 3000 shareholders of record.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock in the foreseeable future. The Company does pay a dividend on its preferred stock. There are no unexercised stock options outstanding.

     The Company is presently and in the past has been under warning from NASDAQ administration to achieve and maintain a bid price for its Common Stock above $1 or chance being delisted (see further explanations at Risk Factor 8 "Possible Loss of NASDAQ Capital Market Listing," supra; reference is also made to the report of the Company on Form 8K regarding the present NASDAQ warning filed by the Company on January 28, 2008 which report is incorporated herein by reference).

     The Company has authorized stock of 15,000,000 shares divided into 14,000,000 Common Stock $.001 par value, 100,000 shares of Class A Preferred Stock par value $.001 and 900,000 shares of Class B Preferred Stock, 500,000 shares of which are designated Series A Class B Preferred. The Company has had approved by its Board of Directors and Shareholders an increase in its total authorized stock (without further change in designation beyond common stock and without any amendment in the amount authorized in each present designation) to 26 million shares which increase, although authorized, has not as of the date of this report been effectuated.

     Refer to the Company's Consolidated Statement of Changes in Stockholders' Equity in the Company's audited financial statements included in this report for information on issuances of equity securities during fiscal year 2006. These issuances were made either under exemption from registration allowed under
Section 4 (2) or Regulation D of the Securities Act of 1933 as amended.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

     Synergy Brands Inc. is a holding company that principally operates through a wholly owned subsidiary, PHS Group Inc. ("PHS") in the wholesale distribution of nationally known brands, proprietary private label groceries, general merchandise, and Health and Beauty Aid (HBA) products. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers and has begun focusing on the manufacturing and distribution of certain grocery private label products including baking mixes, spices and packaged meals. Information can be found at www.phsgroup.com.

     The Company also owns a small wholly owned subsidiary representing less then 2% of the Company's revenues, Gran Reserve Corporation (GRC), that principally operates in the wholesale, retail and online sales of Premium hand made cigars and accessories The Company has authorized the sale of GRC and plans to focus on its expanding grocery operations. Further information can be found at www.cigargold.com. The Company also owns 20% of a travel company called Interline Vacations (PERX). Information can be found at www.perx.com.

     For further information please visit the Company's corporate website at www.sybr.com.

     PHS GROUP (GROCERY & HBA OPERATIONS)

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately in the United States. PHS is the largest business segment of the Company's business operations, representing about 98% of the overall Company sales and 95% of gross profit. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to better plan for the needs of its specific customers and at the same time benefits the manufacturer as the direct supply source and in turn, increase sales to its customers at optimized pricing through this unique strategy. PHS concentrates on what it perceives to be faster moving promotional items such as: Tide, Bounty, Duracell, Folgers, Crest, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby.

     In the third quarter of 2006, PHS entered the private label grocery market specializing in the distribution of baking mixes and spices to grocery and drug chains as well as wholesalers and distributors on a proprietary basis. PHS hopes to develop private label programs for national accounts by creating proprietary baking mix products and spice plan-o-grams specifically designed for particular retail needs. PHS further hopes to expand its grocery distribution business by complementing the distribution of its promotional grocery and HBA items with higher margin secondary items that would blend a higher margin into PHS operations.

     On May 18, 2007, PHS acquired the assets of a baking mix manufacturing facility through a wholly owned subsidiary that was known as Loretta Baking Mix Products (LBMP) for a combined cost of $10.4 million.

     Factors that were involved in PHS and Synergy decision to acquire LBMP manufacturing facility consisted of the following:

     o PHS has secured and established business with several national chains that have been generating substantial orders for PHS of products produced by LBMP and there was no immediate replacement capability perceived by the Company for this business. Although PHS did not own the private label brands, the factory had the artwork, the packaging, the recipes, (inventory assets) the configurations, governmental approvals, logistics, line design and many strategic capabilities that allowed PHS to have a turnkey solution and uninterrupted business. The artwork, packaging and recipes were formulated and are owned by PHS customers.

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

     o PHS plans to expand the business in the existing facility. Since all process approvals that have been granted are for the use of this facility, any expansion would likely be modular and cost effective. The facility already has the regulatory certifications to operate a baking mix manufacturing plant and would therefore ease the process of future expansion. The anticipated expansion is being ascertained for existing PHS customers that PHS has been servicing for 12 months and expansion opportunities that PHS has been developing internally.

     o The information systems needed to support this operation already existed within the manufacturing process. The IT requirements as well as logistical requirements were already in place to support PHS customers. Customers have their own product mix that is customized to the line. The customer's formula programs the manufacturing line. This integrated process is an important part of the manufacturing process, job order costing, quality control and motion time study that determines capacity.

     GRAN RESERVE CORPORATION (PREMIUM CIGAR OPERATIONS)

     The Company's premium cigar operations are conducted through its wholly owned subsidiary Gran Reserve Corporation (GRC). GRC operates the following businesses (under the business names stated). Cigars Around the World (CAW) sells premium cigars to restaurants, hotels, casinos, country clubs and many other leisure related destinations. This company was acquired in June 2003. CAW opened a retail store and lounge in Miami Lakes, Florida selling premium cigars and accessories in March 2006 as well as established and furthered a web site related to its operations, www.cigarsaroundtheworld.com. CigarGold.com sells premium cigars through the Internet directly to the consumer and through partnership online affiliations. GRC, under the tradename BeautyBuys.com, sells salon hair care products directly to the consumer via the Internet and through partnership online affiliations.

     CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007
                AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006.


                                                             OPERATING                        OPERATING AND
                                                              SEGMENTS                        CORPORATE SEGMENTS

Y/E 12/31/2007
Revenue                                                      $89,540,501      24.78%           $ 89,540,501         24.78%
Gross Profit                                                   8,833,419      78.12%              8,833,419         78.12%
SG&A                                                           4,327,546      49.40%              5,858,185         36.64%
Operating Profit                                               3,293,750      73.89%              1,755,019        311.19%
Net Profit (loss) from continuing operations
  attributable to common shareholders                          1,740,677     271.60%               (315,309)       -81.14%
Per share continuing operations                                     0.19                              (0.04)
Net loss from discontinued
 operations                                                                                        (114,997)       -91.54%
Per share discontinued operations                                                                     (0.01)
Net profit (loss) attributable
 to common shareholders                                                                            (430,306)       -85.81%
Net profit (loss) per common share                                                                    (0.05)
Interest and financing expense                                 1,546,969      10.20%              2,184,141          6.50%

    Y/E 12/31/2006
Revenue                                                      $71,759,908                       $ 71,759,908
Gross Profit                                                   4,959,245                          4,959,245
SG&A                                                           2,896,658                          4,287,344
Operating Profit                                               1,894,202                            426,816
Net Profit (loss) from continuing operations
  attributable to common shareholders                            468,424                         (1,671,968)
Per share continuing operations                                     0.09                              (0.33)
Net loss from discontinued
 operations                                                                                      (1,359,464)
Per share discontinued operations                                                                     (0.27)
Net loss attributable
 to common shareholders                                                                          (3,031,432)
Net loss per common share                                                                             (0.60)
Interest and financing expense                                 1,403,739                          2,050,856


     Synergy Brands

     Synergy Brands is a holding Company that operates through wholly owned segments. In order to fully understand the results of operations, each segment is analyzed respectively.

     Revenues increased by 25% to $89,540,501 for the year ended December 31, 2007, as compared to $71,759,908 for the year ended December 31, 2006. The increase in sales was predominately from the sale of PHS private label products and an increase in the Company's PHS wholesale distribution operations.

     The Company has been able to diversify its product selection in both national brand and private label to achieve better operating margins. The Company was able to grow revenue by 25% and gross profit increased by 78%. The Company attained an operating profit of $1,755,019 for the year ended December 31, 2007 as compared to a $426,816 operating profit for the year ended December 31, 2006.

     Selling General and Administrative expenses (SGA) increased by 37% to $5,858,185 for the year ended December 31, 2007 as compared to $4,287,344 for the year ended December 31, 2006. The increase in SG&A by 37% resulted from increases in certain variable costs that correlate to increases in revenue. SG&A expense for PHS Group increased by 68% to $3,623,994 for the year ended December 31, 2007 as compared to $2,161,320 for the year ended December 31, 2006. PHS incurs variable expenses in connection with selling costs such as sales commission, drivers, warehousing and administrative personnel as well as its promotional expenses. As revenues rise, sales commissions and certain operating expenses resulting from sales increase commensurately. Overall SGA costs were 6.5% in 2007 as compared to 6% of Revenues in 2006 while gross profit increased materially for the same period.

     The net loss attributable to Common Stockholders of the Company was $430,306 for the year ended December 31, 2007 as compared to a loss of $3,031,432 for the year ended December 31, 2006. Synergy Brands earned an operating profit of $3,293,750 from as compared to an operating profit of $1,894,202 for the same period last year. Corporate expenses for the year ended December 31, 2007 totaled $1,530,639, which include legal, accounting, corporate employees, and regulatory expenses as compared to $1,390,686 for the year ended December 31, 2006. Management believes that its corporate expenses may increase because of additional regulatory requirements that have been enacted by the Securities and Exchange Commission (SEC). The Company will be required to comply with additional governance and financial regulations that will likely result in additional corporate expenses.

     Below is a summary of the results of operation by segment:

     PHS Group: (Grocery and HBA operations)

     Synergy's Grocery and HBA business known as PHS Group improved its operation through the expansion of its direct store delivery (DSD) and private label wholesale and distribution operations. Sales for this segment for the year improved by 26% to $87.9 million and operating profit increased by 100% to $4,391,213. PHS represented 98% of the Company's overall revenues and provides most of the cash flow for corporate regulatory expenses. PHS plans to continue attempting to build its DSD operations, expand its private label programs, and increase its national sales.

     GRAN RESERVE CORPORATION (Cigar operations)

     Gran Reserve segment operations headed by GRC consist of subcategories www.CigarGold.com, www.CigarsAroundtheWorld.com, www.BeautyBuys.com, and the retail store operation in Miami Lakes, Florida as well as online partnership programs such as www.Overstock.com and www.Google.com. The principal operation was relocated in March 2006 to a 6,000 square foot facility in Miami Lakes, Florida, which handles order flow for the operation as well as retail operations. Sales for this segment for the year ended December 31, 2007 decreased by 16% while operating loss increased by 262% to $1,097,463. The Company has authorized the sale of GRC in FY 2008.

     Corporate Expenses:

     The Company's allocation to corporate expenses increased by 10% to $1,530,639 for the year ended December 31, 2007 as compared to $1,390,686 for the year ended December 31, 2006. Corporate expenses represent 26% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $5.9 million for the year ended December 31, 2007. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

     Below is a detailed review of the Company's performance.

     In order to fully understand the Company's results a discussion of the Company's segments and their respective results follow;

     PHS GROUP (Grocery and HBA operations)

     PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately located in the Northeastern United States as well as in Canada. PHS constitutes the largest segment of the Company's operations from a financial prospective, representing about 98% of the overall Company sales. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, where as a distributor caters to specific merchandising categories. As a result, PHS is able to plan the needs of its customers directly from the source of supply, which in turn is designed to increase sales to its customers through this unique focus. PHS concentrates on what it perceives to be the fastest moving consumer product items and uses promotional savings to streamline and reduce their sale prices. PHS focuses on approximately 1,000 products manufactured by the top Grocery and HBA Companies in the United States and as a result, the Company believes that they have a competitive advantage in comparison to the traditional wholesaler, which may concentrate on over 10,000 different items.

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                             PHS Group             CHANGE
YEAR ENDED DECEMBER 31, 2007
Revenue                                         87,933,523        25.91%
Gross Profit                                     8,368,974        91.47%
SG&A                                             3,623,994        67.68%
Operating Profit                                 4,391,213        99.82%
Net Profit                                       2,838,318       264.06%
Interest and financing expenses                  1,546,969        10.20%

YEAR ENDED DECEMBER 31, 2006
Revenue                                         69,840,886
Gross Profit                                     4,370,869
SG&A                                             2,161,320
Operating Profit                                 2,197,620
Net Profit                                         779,634
Interest and financing expenses                  1,403,739

     PHS increased its revenues by 26% to $87.9 million for the year ended December 31, 2007 as compared to $69.8 million for the year ended December 31, 2006. The increase in PHS business is attributable to the utilization of additional vendors, development of a private label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains, as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 6.3% to 9.5%. PHS has been able to maintain its sales and customer base while increasing gross profit by 91%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufacturer promotions to achieve its targeted results. Any material changes in manufacturer promotional rebate policies may have an adverse effect on PHS's cost of goods. Continuing the development of private label grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS as well as designing brand labels controlled by PHS. Net profit was $2,838,318 for the year ended December 31, 2007 as compared to a profit of $779,639 for the year ended December 31, 2006. The increased net profit resulted from a higher gross profit realized by PHS through the sale of higher margin items and items with increased promotional allowances.

GRAN RESERVE SEGMENT

                                        GRC              CHANGE
YEAR ENDED DECEMBER 31, 2007
Revenue                                $1,606,978      -16.26%
Gross Profit                              464,445      -21.06%
SG&A                                      703,552       -4.32%
Operating loss                         (1,097,463)     261.70%
Net loss                               (1,097,641)     252.70%

YEAR ENDED DECEMBER 31, 2006
Revenue                                 1,919,022
Gross Profit                              588,376
SG&A                                      735,338
Operating loss                           (303,418)
Net loss                                 (311,210)

     Revenues in the Company's cigar operation decreased by 16% for the year ended December 31,2007 to $1,606,978 as compared to $1,919,022 for the year ended December 31, 2006. CAW on a current operating basis represents approximately 45% of cigar revenues for the year ended December 31, 2007. Gross profit for the year ended December 31, 2007 decreased by 21% to $464,445 as compared to $588,376 for the year ended December 31, 2006. Gran Reserve recorded an impairment loss of $742,678 for the year ended December 31, 2007.

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

                                                 Year Ended      Year Ended
                                            December 31, 2007  December 31, 2006
                                            ----------------- ------------------
Net Sales                                       $9,856           $1,222,834

Cost of sales
Cost of product                                 55,133            1,260,694
Shipping and handling costs                     13,616              144,772
                                            ----------------- ------------------
                                                68,749            1,405,466

Gross Profit (loss)                            -58,893             -182,632

Operating expenses:
  Advertising and promotion                          -                1,046
  General and administrative                    56,104              594,008
  Depreciation and amortization                      -              157,650
  Asset impairment charge                            -              359,353
                                            ----------------- ------------------
                                                56,104            1,112,057

  Operating loss                              -114,997           -1,294,689

Other Income (expenses):
  Other income (expenses)                            -               -1,024
  Interest and financing expenses                    -              -62,765
                                            ----------------- ------------------
                                                     -              -63,789

Net loss before income taxes                  -114,997           -1,358,478

Income tax expense                                                      986
                                            ----------------- ------------------
Net loss from discontinued operations        ($114,997)         ($1,359,464)
                                            ================= ==================

                         LIQUIDITY AND CAPITAL RESOURCES



Year ended                                                         2007             2006

Working Capital                                                   $ 6,262,577      $ 9,285,585
Assets                                                             31,440,090       20,867,796
Liabilities                                                        22,419,884       15,207,546
Equity                                                              9,020,206        5,660,250
Line of Credit Facility                                                     -        5,836,928
Receivable turnover (days)                                                 17               57
Inventory Turnover (days)                                                  15                7
Net cash provided by (used in) operating activies                     349,736       (4,324,635)
Net cash provided by investing activites                             (203,784)         420,590
Net cash (used in) provided by financing activites                   (289,070)       4,293,432


     The Company's working capital decreased by $3.0 million in FY 2007 to $6.3 million due to a combination of several factors including amortization of debt and the purchase of the baking mix plant. Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, and fixed costs. The cash flow realized from the Company's gross profit has been sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support the interest that it pays in support of financing its receivables and inventory. The Company historically has not been able to date to completely support its financing costs solely from operations and has relied on equity and debt financing to bridge the gap. However, in FY 2007, the Company has been able to support its operation from its operating  profit.  The Company  improved its cash flow from  operating activities by $4.7 million. The Company generated a net loss attributable to Common Shareholders of approximately $430,000 for the year ended December 31, 2007. Financing costs totaled $2,184,141 and non-cash charges totaled approximately $1,664,000 for the year. Reductions in certain financing expenses through equity conversions and debt repayments through operating or capital transactions have been and should continue to be beneficial to the Company's performance. Although the Company was able to fund its operations from internal cash flow, it still requires inventory and receivable financing for growth as well as cash flow to support debt amortization.

     The capital resources that were available to the Company as of December 31, 2007 consisted of $12.0 million in long-term notes, $4.2 million in short term notes, and $3.65 million of non-redeemable preferred stock. The Company's objectives are to reduce its debt through the cash flow from operation, dispositions of assets, as well as refinancing its current obligations with lower rates. In 2007, the Company refinanced its $6 million dollar senior line of credit with a $8.0 million 10 year term facility and materially reduced its interest rate to 11.75%. Management would also consider conversions of debt to equity depending on market conditions.

     The Company's liquidity relies in material part on the turnover of it inventory and accounts receivable. The Company turns its receivables on average every 17 days and the Company has turned its overall inventory on average approximately every 15 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, 24% of the Company's assets consist of trade receivables and inventory. The Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands to optimize its profit. The Company's sales are reliant in significant part on extending credit that ranges from 10 to 60 days. As a result, the Company must have financing facilities that will continue to allow the Company to procure inventory and extend accounts receivable credits. The Company has strict credit policies and reviews. However, credit extensions may pose material financial risks to the Company. In addition, the Company relies on performance incentives from its manufacturers that are based upon sales. Provided the Company maintains its performance standards with the manufacturers with whom it contracts for procurement of goods, its estimates of incentives that are due should remain accurate. However, if the manufacturers change their policies or the Company does not meet the manufacturer's standards, incentives may be reduced and may cause a material financial problem for the company.

     Management believes that continued cost containment, improved financial and operating controls, long term debt reduction, and a focused sales and marketing effort should provide sufficient cash flow from operations in the near term and the Company is working toward reliance on such financial sources and attributes to cover its cash flow requirements. However, achievement of these goals will likely continue to be dependent upon the Company's attainment of increased revenues, improved operating costs, reduced financing cost and trade support levels that are consistent with management's plans. Such operating performance will likely continue to be subject to financial, economic and other factors likely to be beyond its control, and there can be no assurance that the Company's goals will be achieved. In the interim while such goals are being pursued, achievement of positive cash flow has been and may be reliant on equity and debt financing, including the Company's exchange of notes payable for common shares and its issuance of further common and preferred stock in private placements and the Company is hopeful that the market will continue to recognize the Company's stature so that such financing method will continue to be available in the future because, at least in the near future, the Company is likely to continue to use such financing opportunities to maintain adequate cash flow.

     Expected interest payments on notes payable for the period ended December 31, are as follows:

12/31/08      12/31/09   12/31/10  12/31/11  12/31/12         Total
$1,157,000   $879,000   $756,000   $621,000  $19,000        $3,432,000

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

VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company quarterly reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At December 31, 2007, the Company has established a full valuation allowance.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARD BOARD ("FASB").

     In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes " ("FIN 48") and in May, 2007, issued FASB Staff Position FIN 48-1. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on derecognition, classification interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. For our Company, this interpretation was effective beginning January 1, 2007.

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

     In December 2007, the FASB issued Statements No. 141 (R), "Business Combinations", and No. 160, "Noncontrolling Interests in Consolidated Financial Statements." Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

SEASONALITY

     Sales by PHS Group usually peak at the end of the calendar quarter, when the Company's suppliers offer promotions which lower prices and, in turn, the Company is able to lower its prices and increase sales volume. Suppliers tend to promote at quarter end and as a result, reduced products costs may increase sales. Sales of HBA products increase over traditional gift giving holidays such as Christmas, Mother's Day, Father's Day, and Valentine's Day. Baking goods increase in beginning of spring and fall.

     Cigar product sales also increase during holiday periods and summer months as well as around special sporting events.

INFLATION

     The Company believes that inflation, under certain circumstances, could be beneficial to the Company's major business, PHS Group. When inflationary pressures drive product costs up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures. However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits. However, inflation increases prices which maybe a natural hedge to an increase in interest, commodity prices such as corn, wheat and sugar in the Company's consumer business. This may cause a decline in sales that would result in a reduced operating profit.

ITEM 8. FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in this Report on the pages indicated:

                          INDEX TO FINANCIAL STATEMENTS


                                                                                               Page


Report of Independent Registered Public Accounting Firm                                        F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006                                   F-3- F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 2007 and 2006                                                                 F-5
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the
    Years Ended December 31, 2007 and 2006                                                     F-6 - F-7
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2007 and 2006                                                                 F8-F9
Notes to Consolidated Financial Statements                                                     F-10 - F-32



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

ITEM 9A. CONTROLS AND PROCEDURES

     Under the Supervision of the Company's Chief Executive Officer and Chief Financial Officer, the Company has as of December 31, 2007, the end of the period covered by this Annual Report on Form 10K evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e)under the Exchange Act) of the Company and concluded as of such valuation date same to be effective to ensure that material information relating to the Company, including its consolidated subsidiaries and required to be disclosed in reports the Company files or submits under the Exchange Act, is made known to the Company sufficient to allow evaluation by the Company of accuracy in their recording, processing, summarizing and reporting financial and other Company information and data, and there do not appear to be any deficiencies in the design or operation of such internal controls which would adversely and materially affect the Company's ability to discover, evaluate and report such information.

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

     Management's Annual Report on Internal Control Over Financial Reporting

     The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

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

     The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     i. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     ii. Provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     iii. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the financial statements.

     There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

     Management assessed the design and effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of
Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on management's assessment using this framework, it believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

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

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the fiscal quarter ended December 31, 2007, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

In the latter half of 2007 the Company began manufacture and distribution of a broad line of spice products under proprietary labels under a co-packing arrangement. The Company leases facilities for such production and storage in Qingdao, China located in the Shandong province. Such facility is utilized to consolidate the commodity requirements of the production cycle, which include raw materials, packaging and distribution, under high quality controls. Customer orders are filled and shipped directly from the facility. The Company has also expanded its Syosset, New York and Monroe, Michigan facilities as further storage and distribution centers for such products. The Company in latter half of 2007 has also entered into a co-packing arrangement in North Dakota (USA) with an experienced operator for the production for distribution by the Company of boxed pasta dinners, potato products and dried beans under proprietary labeling. These additional proprietary products are expected to add to the revenue level of the PHS operating segment of the Company.

     The Company has located an opportunity to sell its cigar operations, presently conducted under the GRC business segment, and its Board of Directors have authorized a proposed contract for such transaction under which certain of the management contingent of the Company's Miami Lakes, Florida cigar emporium and its cigar warehousing facilities have in principal agreed to purchase the GRC segment for a total purchase price of $400,000, $350,000 of which would involve Seller financing. The assets of the GRC cigar operations being purchased consist of approximately $400,000 in product inventory and $75,000 in Accounts Receivable. Accounts Payable are approximately $150,000 resulting in net value (without considering goodwill) of approximately $350,000. The GRC operating segment is working at a significant loss to the consolidated financial status of the Company and Management of the Company believes such segment has become an insignificant, non-strategic asset, rendering far less than the 10% benchmark for 'significance' regarding assets and revenues of the segment as compared to the total for the Company. The Company also believes the Tobacco industry is more likely in the future to increase including the cigar trade as an integral part thereof for regulatory purposes, and that the cigar industry is entering a phase of uncertain taxation and moratoriums. The Company would rather transfer the GRC segment as an operating unit so as preserve its business cohesion and historic values, and to allow the opportunity for effective continuance, and in recognition of the likelihood that liquidation value would be materially less than value to be derived from an organized sale. The transfer agreement is still being considered by all relevant parties.

PART III

     The information required by items 10-14 are omitted pursuant to general instruction G(3) to Form 10K including executive compensation and auditor fee information . The Company has included this information in its proxy statement expected to be mailed to shareholders and filed with the Commission on or before April 30, 2007. The annual meeting is scheduled to be in June 2008. Such Proxy Statement is expected to be filed with the Commission by April 30, 2008 and is incorporated herein by reference. The Company has established and adopted a Code of Ethics outlining and providing guidelines for executive and employer conduct regarding the disclosure, promotion and handling of Company business and business relationships and a policy for comment and complaint on compliance with applicable conduct codes ("whistleblower policy") and the Company has also established a Nominating Committee of certain of its Directors to assist in the election and succession of members of the Company's Board of Directors and a Compensation Committee to assist in establishing executive compensation. Copies of the Company's Code of Ethics, whistleblower policy, Nominating Committee and Compensation Committee Charters may be found disclosed in the aforesaid Proxy Statement to be confirmed at the relevant shareholders meeting and included by reference thereto on the Company's Internet home page website.

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

23.1             Consent of Independent Registered Public Accounting Firm          EX-23.1

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

(2) The amendment to the By-Laws approved by the Company's Board of Directors on March 7, 1997 are incorporated by reference to the exhibits filed to the Form 10K/A of the Company filed 9/3/98. The original By-Laws are incorporated by reference to the exhibits filed to the registration statement of the Company on Form S-1 (File No. 33-83226) filed by the Company with the Commission on August 24, 1994

(3) Description of rights of Preferred Stock are included in the Restated Certificate of Incorporation filed November 10, 2003 and Clarification Amendment to the Certificate of Incorporation filed March , 2004 and in the Certificate of Designation filed 3/13/03 all incorporated by reference herein (See footnote
(1)), and in the Certificate of Designation regarding Preferred Stock, as amended, and included as exhibit to the Form 10K/A of the Company filed 9/3/98 as well as the amendment to the certificate of incorporation filed in July 2000 and included as an exhibit to the Form 10KSB/A of the Company filed 8/9/01 which latter documents are incorporated by reference herein. Description of the Company's Common Stock is incorporated by reference to the description contained in the Company's Registration Statement on Form 8-A (File No. 0-19409) filed with the Commission pursuant to Section 12(b) of the Exchange Act on July 16, 1991, including any amendments or reports filed for the purpose of updating such description. A facsimile of outstanding warrants is included by reference to the similar exhibit in the Company's Form 10-K/A for the fiscal year ended December 31, 2004. In January 2007 the Company entered into a Securities Purchase Agreement with Lloyd Miller, III and affiliated entity thereof under which terms the Company obligated itself to a borrowing of $6.5 million and agreed to issue 1,075,000 shares of its Common Stock and in April 2007 such same parties entered into an amendment to such financial arrangement the designed purpose being to arrange an increase in the amount of such borrowing to $8 million, such extension not having any equity component, which financial arrangements were disclosed in an 8K filing made by the Company on January 22, 2007 and again on April 5, 2007 and such filings are incorporated by reference hereafter for further description of the subject transactions. Effective May 18, 2007 Quality Food Brands Inc. a controlled subsidiary of the Company purchased a baking mix operation in Michigan out of foreclosure and financed such acquisition from the foreclosing lender, Laurus Master Funds Ltd. through issuance by said purchaser of a 9% secured term note in the principal amount of $4,750,000 which transaction was made the subject of an 8K filing made by the Company on May 23, 2007 which filing is also incorporated herein be reference. One half of such latter financing was satisfied by and assigned to an affiliated entity of Lloyd Miller III in August 2007. Information and particulars on other long term debt instruments outstanding shall be supplied if and as requested by the Commission as allowed by applicable regulation as on none of such debt instruments on an individual basis does the total amount of securities authorized thereunder exceed 10% of the Company's total assets. Such instruments include approximately $1,270,000 debt remaining as currently owed to Laurus Master Fund, Ltd. arising from Secured Convertible Term Note dated March 13, 2006 and $250,000 in total long term debt to one non-affiliated party by Secured Promissory Note dated March 1, 2004.

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

Dated: March 28, 2008

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

Dated: March 28, 2008

                               by /s/ Mitchell Gerstein
                               ----------------------------------
                                      Mitchell Gerstein
                                      Chief Financial Officer
Dated: March 28, 2008
                               by /s/ Joel Sebastian
                               -----------------------------------
                                      Joel Sebastian, Director

Dated: March 28, 2008

                               by /s/ Lloyd Miller
                               -----------------------------------
                                      Lloyd Miller, Director
Dated: March 28, 2008


                               by /s/ William Rancic
                               -----------------------------------
                                      William Rancic, Director


Dated: March 28, 2008

                               by /s/ Frank A. Bellis Jr.
                               -----------------------------------
                                      Frank A. Bellis, Director

Dated: March 28, 2008

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this annual report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

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



Date: March 28, 2008

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this annual report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

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


Date: March 28, 2008

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein
Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Synergy Brands, Inc.

We have audited the accompanying consolidated balance sheets of Synergy Brands, Inc., as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an option on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Brands, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HOLTZ RUBENSTEIN REMINICK LLP


Melville, New York
March 26, 2008

                                       F2

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2007 and 2006


                                     ASSETS



CURRENT ASSETS                                                                                  2007                         2006
                                                                                          -----------                  ----------
    Cash and cash equivalents                                                             $  501,752                   $  644,870
    Accounts receivable trade, less allowance for doubtful accounts of
    $127,481 and $127,481                                                                  4,000,805                   11,165,980
    Other receivables                                                                      5,038,607                    2,453,705
    Notes receivable - current                                                               356,909                      344,699
    Inventory                                                                              3,525,635                    1,289,221
    Prepaid assets and other current assets                                                3,231,673                      669,908
    Assets of discontinued operations                                                        -                            127,182
                                                                                          -----------                  ----------
              Total Current Assets                                                        16,655,381                   16,695,565

PROPERTY AND EQUIPMENT, NET                                                               10,180,261                      252,950

OTHER ASSETS                                                                               2,999,188                      909,454

NOTES RECEIVABLE                                                                           1,605,260                    2,207,233

INTANGIBLE ASSETS, net of accumulated amortization of
$449,142 and $389,226.                                                                             -                      288,297

GOODWILL                                                                                           -                      514,297
                                                                                          -----------                  ----------
TOTAL ASSETS                                                                            $ 31,440,090                 $ 20,867,796
                                                                                          ===========                  ==========


        The accompanying notes are an integral part of these statements.

                                       F3

                      Synergy Brands, Inc. and Subsidiaries

                           December 31, 2007 and 2006

                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES                                                                                        2007      2006
                                                                                                     ----------    ----------
    Notes payable - current                                                                          $4,199,348    $4,196,757
    Accounts payable                                                                                  5,720,504     2,194,114
    Accrued expenses                                                                                     35,176       151,037
     Deferred income                                                                                    437,776       755,503
     Liabilities of Discontinued operations                                                                   -       112,569
                                                                                                     ----------    ----------

     Total Current Liabilities                                                                       10,392,804     7,409,980

NOTES PAYABLE, net of discount of $ 587,105 and $313,749, respectively                               12,027,080     1,960,638

LINES OF CREDIT                                                                                               -     5,836,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Class A preferred stock - $.001 par value; 100,000 shares authorized;
        93,213 and 93,213 shares issued and outstanding;
         liquidation preference of $10.50 per share                                                          93           93
    Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                         -            -
    Class B Series A Preferred stock-$.001 par value; 500,000 shares authorized;
     285,000 and 285,000 shares issued and outstanding; liquidation preference of
      $10.00 per share                                                                                      285          285
    Class B Series B Preferred stock-$.001 par value, 250,000 shares authorized;
        80,000 shares issued and outstanding; liquidation preference of
        $10.00 per share                                                                                     80           80
    Common stock - $.001 par value; 14,000,000 shares authorized;
         11,328,764 and 6,484,275 shares issued                                                          11,329        6,484
    Additional paid-in capital                                                                       50,712,481   47,252,064
    Deficit                                                                                         (41,690,722) (41,585,416)
    Accumulated other comprehensive loss                                                                 (8,340)      (8,340)
                                                                                                     ----------    ----------
                                                                                                      9,025,206    5,665,250

    Less treasury stock, at cost, 1,000 shares                                                           (5,000)      (5,000)
                                                                                                     ----------    ----------
       Total Stockholders' Equity                                                                     9,020,206    5,660,250
                                                                                                     ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $31,440,090  $20,867,796
                                                                                                     ==========    ==========


        The accompanying notes are an integral part of these statements.


                                       F4

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                                                2007                  2006
                                                                            -----------         ------------

Net sales                                                                   $89,540,501         $71,759,908
Cost of sales
    Cost of product                                                          79,468,861          65,631,282
    Shipping and handling costs                                               1,238,221           1,169,381
                                                                            -----------         ------------
                                                                             80,707,082          66,800,663
                                                                            -----------         ------------
Gross profit                                                                  8,833,419           4,959,245
Operating expenses
    Advertising and promotional                                                 201,562             234,582
    General and administrative                                                5,656,623           4,052,762
    Depreciation and amortization                                               477,537             245,085
    Asset impairment charge                                                     742,678                  -
                                                                            -----------         ------------
                                                                              7,078,400           4,532,429
                                                                            -----------         ------------
Operating Profit                                                              1,755,019             426,816
Other income (expense)
    Interest income                                                             150,305             147,533
    Other income (expense)                                                         (851)            (22,039)
    Equity in earnings of investee                                              342,683             227,054
    Interest and financing expenses                                          (2,184,141)         (2,050,856)
                                                                            -----------         ------------
                                                                             (1,692,004)         (1,698,308)
                                                                            -----------         ------------
Profit (loss) from continuing operations before income taxes                     63,015          (1,271,492)
Income tax expense                                                               53,324              43,976
                                                                            -----------         ------------
Profit (loss) from continuing operations                                          9,691          (1,315,468)
                                                                            -----------         ------------
Discontinued operations
Loss from operations of discontinued component                                 (114,997)         (1,358,478)

Income tax expense                                                               -                      986
                                                                            -----------         ------------
Loss from discontinued operations                                              (114,997)         (1,359,464)
                                                                            -----------         ------------
Net loss                                                                       (105,306)         (2,674,932)

Dividend - Preferred Stock                                                     (325,000)           (356,500)
                                                                            -----------         ------------
Net loss attributable to common stockholders                                  $(430,306)       $ (3,031,432)
                                                                            ===========        ============
Basic and diluted net loss per common share from continuing operations:       $   (0.04)            $ (0.33)
Basic and diluted net loss per common share from discontinued operations:     $   (0.01)            $ (0.27)
                                                                            -----------         ------------
Basic and diluted net loss per share:                                         $   (0.05)            $ (0.60)
                                                                            ===========         ============
Weighted average shares used in the compution of loss per common shares:
Basic and diluted                                                             8,973,842           5,080,323
                                                                            ===========         ============

        The accompanying notes are an integral part of these statements.

                                       F5

                      Synergy Brands, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      AND
                               COMPREHENSIVE LOSS



                                       Class A          Class B - Series A     Class B - Series B
                                   Preferred stock        Preferred stock       Preferred stock               Common stock
                                Shares      Amount      Shares       Amount    Shares        Amount         Shares     Amount
                              --------    --------     ---------    --------  -------       -------        ---------   -------
Balance at January 1, 2006     100,000     $100         330,000      $330     80,000        $80            4,457,530   $4,458
Amortization of unearned
compensation
Common stock issued                                                                                          454,300      454
Redemption of
  preferred stock for shares
  of common stock               (7,000)      (7)        (45,000)      (45)                                   785,925      786
Issuance of common stock for
  note conversion                                                                                            635,610       635
Issuance of common stock for
     Services                                                                                                150,910       151
Preferred stock dividend
Issuance of stock warrants

Net loss
                              --------    --------     ---------    --------  -------       -------        ---------   -------
Balance at December 31, 2006     93,000      93         285,000        285    80,000         80             6,484,275    6,484


Common stock issued                                                                                         1,819,664    1,820
Issuance of common stock for
  note conversion                                                                                             917,039      917
Issuance of common stock for
     Services                                                                                                 801,647      802
Preferred stock dividend
Issuance of common stock for
      warrant conversion                                                                                      231,139      231
Issuance of common stock
      for loan  inducement                                                                                  1,075,000    1,075

Net loss
                              --------    --------     ---------    --------  -------       -------        ---------   -------
Balance at December 31,2007     93,000      $93         285,000     $285      80,000       $80              11,328,764 $11,329
                              --------    --------     ---------    --------  -------       -------        ---------   -------


                     Years ended December 31, 2007 and 2006


                                       F6

                      Synergy Brands, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      AND
                               COMPREHENSIVE LOSS
                                  (continued)


                                                                                   Accumulated
                                       Additional                                 other
                                       paid in                                     Comprehensive        Treasury          Unearned
                                       capital              Deficit              income (loss)         stock          Compensation
                                      -------------        -------------          -------------      -------------   --------------
         Balance at January 1, 2006    $ 45,918,817        ($38,910,484)           $ (8,340)            $ (5,000)        $ (67,260)

Amortization of unearned
compensation                                                                                                                 67,260
Common stock issued                     537,619
Redemption of
  preferred stock for shares
  of common stock                          (734)
Issuance of common stock for
  note conversion                       600,565
Issuance of common stock for
     Services                           190,297
Preferred stock dividend               (356,500)
Issuance of stock warrants              362,000

Net loss                                                     (2,674,932)
                                      -------------        -------------          -------------      -------------   --------------
Balance at December 31, 2006           47,252,064           (41,585,416)             (8,340)                                (5,000)



Common stock issued                     1,386,040
Issuance of common stock for
  note conversion                         513,497
Issuance of common stock for
     Services                             773,351
Preferred stock dividend                 (325,000)
Issuance of common stock for              135,354
      warrant conversion
Issuance of common stock
      for loan inducement                 977,175

Net loss                                                       (105,306)
                                      -------------        -------------          -------------      -------------   --------------
Balance at December 31, 2007          $50,712,481          $(41,690,722)            $(8,340)            $(5,000)
                                      -------------        -------------          -------------      -------------   --------------



                                       F6
                                  (continued)

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

Balance at January 1, 2006                                  $6,932,701

Amortization of unearned compensation                           67,260
Common stock issued                                            538,073
Redemption of
  preferred stock for
  shares of common stock                                             -
Issuance of common stock for note
   conversions                                                 601,200
Issuance of common stock for services                          190,448
Preferred stock dividend                                      (356,500)
Issuance of stock warrants                                     362,000

Net loss                                                    (2,674,932)
                                                            -----------
Balance at December 31, 2006                                 5,660,250



Common stock issued                                          1,387,860
Issuance of common stock for note
   conversions                                                 514,414
Issuance of common stock for services                          774,153
Preferred stock dividend                                      (325,000)
Issuance of common stock for warrant conversion                135,585
Issuance of common stock
      for loan inducement                                      978,250

Net Loss                                                     (105,306)
                                                           -----------
Balance at December 31, 2007                                $9,020,206
                                                           ===========

        The accompanying notes are an integral part of these statements

                                       F7

                      Synergy Brands, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,


                                                                                2007                2006
                                                                              ------------        -------------
Cash flows from operating activities
    Net loss                                                                 $   (105,306)        $ (2,674,932)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
         Depreciation and amortization                                            477,537              245,085
         Amortization of financing cost                                           152,199               38,059
         Asset impairment charge                                                  742,678                    -
         Equity in earnings of investee                                          (342,683)            (227,054)
         Operating expenses paid with common stock and warrants
                                                                                  439,667              180,549
         Changes in operating assets and liabilities
                 (Increase) decrease in
                Accounts receivable and other receivables                      (1,738,530)          (4,410,740)
                Inventory                                                      (1,447,034)            (107,998)
                Prepaid expenses, related party note receivable and
                other assets                                                   (1,654,346)              71,278
                 Increase (decrease) in
                Accounts payable, related party note payable,
                accrued expenses and other current liabilities                  4,130,938              661,647
                Deferred income and other liabilities                            (285,977)             727,821
            Net assets of discontinued operations                                 (19,407)           1,171,650
                                                                              ------------        -------------

                 Net cash provided by (used in) operating activities              349,736           (4,324,635)
                                                                              ------------        -------------
    Cash flows from investing activities
    Payment of security deposit                                                   (15,604)                   -
    Purchase of property and equipment                                           (756,743)             (35,684)
    Payments received on notes receivable                                         623,713              453,469
    Issuance of notes receivable                                                  (33,950)             (25,995)
     Investee dividend received                                                    28,800               28,800
     Investment in investee                                                       (50,000)                   -
                                                                              ------------        -------------
                  Net cash (used in) provided by investing activities            (203,784)             420,590
                                                                              ------------        -------------



                                       F8

                      Synergy Brands, Inc. and Subsidiaries

                            Years ended December 31,



                                                                            2007               2006
                                                                        -----------         ------------
Cash flows from financing activities
    Borrowings under line of credit                                        375,751           33,593,364
    Repayments under line of credit                                     (6,025,679)         (31,458,478)
    Increase in deferred financing cost                                          -              (67,750)
    Proceeds from the issuance of notes payable                         10,455,000            6,391,319
    Repayments of notes payable                                         (4,800,464)          (3,777,165)
    Proceeds from issuance of common stock                                  31,322              288,173
     Payment of dividends                                                 (325,000)            (356,500)
    Net assets of discontinued  operations                                        -            (319,531)
                                                                        -----------         ------------
             Net cash (used in) provided by financing activities          (289,070)            4,293,432
                                                                        -----------         ------------

 Net (Decrease) Increase In Cash                                          (143,118)              389,387
                                                                        -----------         ------------
Cash and cash equivalents, beginning of year                                644,870              255,483
                                                                        -----------         ------------
Cash and cash equivalents, end of year                                     $501,752            $ 644,870
                                                                        ===========         ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                          $1,378,582           $1,219,870
                                                                        ===========         ============
       Income taxes paid                                                $   53,324            $   44,962
                                                                        ===========         ============
Supplemental disclosures of non-cash, investing
    and financing activities:
      Common stock issued for note conversions                         $   709,998          $    661,200
                                                                        ===========         ============
      Common stock issued for financing cost                           $   978,250          $          -
                                                                        ===========         ============


In May 2007, the Company acquired property and equipment valued at $9,559,000 and inventory valued at $841,000. Consideration consisted of the issuance of $4,750,000 note and the offset of accounts receivable of $6,318,000 and accounts payable of $668,000.

        The accompanying notes are an integral part of these statements.

                                       F9

                      Synergy Brands, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2007 and 2006

NOTE A - DESCRIPTION OF THE BUSINESS

Synergy Brands Inc. is a holding company that principally operates through a wholly owned subsidiary, PHS Group Inc. ("PHS") in the wholesale distribution of nationally known brands, proprietary private label groceries, general merchandise, and Health and Beauty Aid (HBA) products. It principally focuses on the sale of nationally known brand name consumer products manufactured by major U.S. manufacturers and has begun focusing on the manufacturing and distribution of certain grocery private label products including baking mixes, spices and packaged meals. The Company also owns a small wholly owned subsidiary representing less then 2% of the Company's revenues, Gran Reserve Corporation
(GRC), that principally operates in the wholesale, retail and online sales of Premium hand made cigars and accessories. The Company also owns 20% of a travel company call Interline vacations (PERX). Synergy was incorporated on September 26, 1988 in the State of Delware.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

1. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synergy and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in 50% or less owned companies over which the Company has the ability to exercise significant influence.

2. Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

                                      F10

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

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

                                      F11

                      Synergy Brands, Inc. and Subsidiaries

Years ended December 31, 2007 and 2006 NOTE B (continued)

Accounts receivable trade, net consist of the following components at December 31, 2007and 2006:

                                                         2007             2006
                                                    -----------     ------------
    Accounts receivable - PHS Group                 $4,057,363       $11,154,841
    Accounts receivable - Cigars                        70,923           138,620
                                                    -----------     ------------
             Total                                   4,128,286        11,293,461

    Less allowance for doubtful accounts              (127,481)        (127,481)
                                                    -----------     ------------
                                                     $4,000,805      $11,165,980
                                                    ===========    ============

Changes in the Company's allowance for doubtful accounts during the years ended December 31, 2007 and 2006 are as follows:

                                                         2007             2006
    Beginning balance                                 127,481          $ 127,481
    Provision for (reduction in) doubtful account           -                 -
                                                      ----------      ----------

    Ending balance                                   $127,481          $127,481
                                                     ===========      ==========

5. Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. Cash balances in excess of Federally insured limits at December 31, 2007 and 2006 totaled approximately $340,000 and $600,000, respectively.

During the year ended December 31, 2007, sales to two customers accounted for 13% and 10% of total sales, respectively. Two customers accounted for 19% and 13%, respectively of accounts receivable at December 31, 2007. These concentrations relate to the Company's PHS Group segment.

During the year ended December 31, 2006, sales to three customers accounted for 21%, 16% and 12% of total sales. Three customers accounted for 27%, 23%, and 10%, respectively of accounts receivable at December 31, 2006. These concentrations relate to the Company's PHS Group segment.

During the years ended December 31, 2007 and 2006, the Company purchased approximately 59% and 40%, respectively, of its products from one supplier. If the Company were unable to maintain this relationship, it might have a material impact on future operations.

                                      F12

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

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

8. Vendor Allowances

The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the years ended December 31, 2007 and 2006, the Company recognized approximately $7,760,940 and $2,272,273 in vendor allowances arising from arrangements with a major supplier that met the criteria for being fixed and determinable. Vendor allowances from manufacturers, included in other receivables in the accompanying consolidated balance sheet aggregated $5,038,607 and $2,453,705 at December 31, 2007 and 2006.

                                      F13

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE B (continued)

9. Intangible Assets and Goodwill

Intangible assets include the "Gran Reserve" trade names and customer lists, acquired in November 1999 and certain customer lists, the rights to the use of the trade name. In 2007 and 2006, the amortization expense recorded for each of the years was $59,916.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets and liabilities assumed in business combination. Effective January 1, 2002, with the adoption of SFAS No.142 "Goodwill and other Intangible Assets", that have an indefinite life are not amortized. In the fourth quarter of 2007, in connection with a contemplated disposal of the net assets of GRC, the Company identified impairment losses for both intangible assets and goodwill based upon estimated future cash flows. These losses, approximately $228,000 and $514,000, respectively, are reflected in the accompanying consolidated statement of operations as an "Asset Impairment Charge".

At December 31, 2007 and 2006, intangible assets are comprised of the following:

    Amortized intangible assets                         2007               2006
      Customer lists                                 $677,523          $ 677,523
      Less accumulated amortization and impairment   (677,523)         (389,226)
                                                     ---------         ---------
                           Total                     $      -           $288,297
                                                     ==========        =========

                                      F14

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE B (continued)

10. Long-lived Assets

Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset (see Note B No 9).

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

Payments received from customers prior to shipment of goods are recorded as deferred revenue. At December 31, 2007, $342,526 was received by the Company for goods to be shipped in January 2008 and at December 31, 2006 $628,503 was received by the Company for goods to be shipped in January 2007. In addition, at December 31, 2007 and December 31, 2006 the balance for deferred revenue was $95,250 and $127,000 (see Note F).

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

14. Basic and Diluted Net Loss Per Share

Basic and diluted loss per share is  calculated  by dividing the net loss by the
weighted-average   number  of  common  shares   outstanding  during  each  year.
Incremental shares from assumed

                                      F15

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE B (continued)

exercises of stock options, warrant and convertible debt and equity securities of 1,036,844 and 995,749 for the year ended December 31, 2007 and 2006 respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.

15. Stock-Based Compensation Plans

At December 31, 2007, the Company has two stock-based employee compensation plans, which are described more fully in Note K. Effective January 1, 2006, the provisions of SFAS No. 123(R) were implemented to account for stock-base compensation. Under APB No. 25, when the exercise price of the Company's employee or director stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. These options were cancelled in January 2006. There were no stock options granted in 2007 and 2006.

16. Segment Information

Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization that is used for making operating decisions and assessing performance as the source of the Company's reportable operating segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. Proset segment of business has been eliminated from the segment reporting (see Note P).

17.  Comprehensive  income (loss)

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States of America are included in comprehensive income but are exluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income (loss) was equivalent to net income (loss) for all periods presented.

                                      F16

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE B (CONTINUED)

18. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adotion of SFAS No. 157 will not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statements No. 141 (R), "Business Combinations", and No. 160, "Noncontrolling Interests in Consolidated Financial Statements." Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

                                      F17

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, marketable securities and accounts receivable and accounts payable approximates fair value due to the short-term maturities of the instruments. The carrying amounts of borrowings under the line of credit agreement and notes receivable and notes payable approximate their fair values.

NOTE D - INVENTORY

Inventory as of December 31, 2007 and 2006 consisted of the following:


                                                                                 2007           2006
Grocery, general merchandise and health and beauty products                    $2,664,633   $ 802,090
Premium Cigar finished goods                                                      416,556     487,131
Raw materials                                                                     444,446           -
                                                                               ----------  ----------
                                                                               $3,525,635  $1,289,221
                                                                               ==========  ==========


The allowance for slow moving and obsolete inventory approximated $35,000 and $35,000 at December 31, 2007 and 2006, respectively.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2007 and 2006 consisted of the following:

                                                         2007            2006
  Machine and euipment                                $891,965         $205,742
  Furniture and fixtures                                92,899           84,196
  Leasehold improvements                            10,043,370          422,538
                                                   ------------        ---------
                                                    11,028,234          712,476

  Less accumulated depreciation and amortization      (847,973)        (459,526)
                                                   ------------        ---------
                                                   $10,180,261          $252,950
                                                   ============        =========


Depreciation and amortization expense on property and equipment for the years ended December 31, 2007 and 2006 was approximately $389,000 and $60,000, respectively.

                                      F18

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006


NOTE F - OTHER ASSETS

Other assets consist of the following at December 31, 2007 and 2006:



                                                                                                 2007              2006
Investment (a)                                                                                 $939,177         $562,593
Investment in warrants (b)                                                                      114,300          127,000
CAW purchase agreement; net of accumulated amortization of $175,000 and $145,827
Deferred financing net of accumulated                                                               -             29,173
amortization of $514,643 and $204,660 (c)                                                       984,856          121,591
Prepaid costs and security deposit net of accumulated amortization of $17,846 (d)                876,154             -
Other                                                                                            84,701           69,097
                                                                                             ----------       ----------
                                                                                            $ 2,999,188        $ 909,454
                                                                                           ============       ==========


(a) In December 2001, the Company made an investment in Interline Travel and Tour. Inc. ("ITT") for approximately 20% of the outstanding common stock. At December 31, 2007 and 2006, the Company's investment in ITT is approximately 20% of the outstanding common stock. ITT provides cruise and resort hotel packages through a proprietary reservation system to airline employees and their retirees. The Company recorded equity in the net earnings of investee of $342,683 and $227,054 during the years ended December 31, 2007 and 2006, respectively. The Company's investment in ITT serves as collateral for outstanding notes payable with aggregate outstanding balance approximately $1,385,000 at December 31, 2007.

Summarized audited financial information of this investee as of December 31, 2007 and 2006 and for the years then ended is as follows:


      Financial position:                  2007              2006
                                           -----------      ------------
      Current assets                        $6,697,000        $5,334,000
       Property and equipment                  502,000           666,000
       Other assets                          5,548,000         5,728,000
                                           -----------      ------------
      Total assets                         $12,747,000       $11,728,000
                                           ===========      ============
      Current liabilities                   $5,845,000        $5,127,000
      Long-term debt                         2,768,000         4,139,000
                                           -----------      ------------
      Total liabilities                     $8,613,000        $9,266,000
                                           ===========     =============

      Results of operations:               2007              2006
                                           -----------      ------------
      Revenues                             $36,356,000       $32,464,000
      Total expenses                       (34,340,000)      (30,993,000)
      Other income                             421,000           322,000
                                           -----------      ------------
      Income before income taxes             2,437,000         1,793,000
      Income tax expense                      (764,000)         (632,000)
                                           -----------      ------------
      Net income                            $1,673,000      $  1,161,000
                                           ===========      ============

(b) In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT (see Note I) of the deferred income. In relation to the ITT warrants, Company has recorded deferred income of $127,000 in 2006. In 2007 the Company recognized $31,750 of the deferred income.

(c) Valuation of stock in connection with secured 2007 debt and equity financing (see Note I).

(d) Valuation of stock in connection of LBMP asset acquisition (see Note G).

                                      F19

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE G - ASSET ACQUISITION

On May 18, 2007, Quality Food Brands ("QFB") a wholly owned a subsidiary of PHS Group., leased a baking mix facility, and acquired associated assets through a foreclosure sale contracted by a secured lender (the "Seller"). The aggregate purchase price approximated $10,400,000. The Lender financed the purchase through the issuance by QFB of a 9% secured term note in the principal amount of $4,750,000 that matures on May 18, 2012, with principal payment beginning December 1, 2007. In addition, net accounts receivable due from the seller approximating $6,300,000 and accounts payable due to the seller were offset as a component of the purchase price. Further, the lender received a warrant to acquire up to 30% of QFB's common stock.

The allocation of the assets acquired (see table below) provide QFB with a facility to produce baking mix products to supply existing customers of PHS.

      Inventory                               $   841,000
      Property, equipment and leasehold       $ 9,559,000
                                             ------------
      Total                                   $10,400,000
                                             ============

                                      F20

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE H - NOTES RECEIVABLE

In December 2004, the Company sold accounts receivable attributable to West Coast Supplies, Inc. for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. As a condition for the sale, the Company issued 150,000 shares of common stock to the note holder. The value of the shares ($200,000) was treated as a reduction of sales price. The balance of the Note Receivable at December 31, 2007 was $1,335,641.

In October, 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder /Director under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT (see Note I). In relation to the ITT warrants, Company has recorded deferred income of $127,000. On September 29, 2006, $142,857 was paid by ITT to reduce the loan balance. As of December 31, 2006 the outstanding loan balance was $857,143. As part of the Company's agreement, the Company paid $142,857 on the note payable. In 2007, the Company received payments from ITT of $285,714. As of December 31, the outstanding loan balance was $571,429. As part of the Company's agreement, the Company paid $285,714 in 2007 on the note payable. The outstanding balance of the notes payable at December 31, 2007 was $571,429.

In 2007, the Company exercised warrants to acquire 10,000 additional shares of ITT at a cost of $50,000. In addition, the Company recognized $31,750 of deferred income in 2007 in connection with the amortization of deferred revenue attributable to the warrants received.

NOTE I - NOTES PAYABLE

The Company financed a series of secured notes with IIG (lender) since 2002. At December 31, 2006 the outstanding balance was $5,836,928. The Company's largest shareholder has refinanced these notes during 2007.

On March 1, 2004, the Company received $490,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 12%. The notes were extended and the Company is not required to repay any principal until the maturity date of the notes, February 28, 2008. The maturity has been extended to December 31, 2008. At December 31, 2007 the outstanding balance was $250,000.


                                      F21

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE I (continued)

On April 2, 2004 the Company completed a financing with Laurus Master Funds ("Laurus"). The financing consisted of a $1.5 million secured convertible debenture that has been repaid as of December 31, 2007.

On January 25, 2005, the Company completed a second financing with Laurus. The financing consisted of a $500,000 secured convertible debenture that has been repaid as of December 31, 2007.

In January 2005, the Company entered into a promissory note with major regional bank for $1,000,000, which was increased to $1,500,000 in September 2007. Borrowing under the note bears interest at prime (6.75% at December 31, 2007). This note was extended and the Company is not required to repay any principal until the maturity date of the note, June 1, 2008. As security for the note, a pledge agreement was entered by a certain Shareholder of ITT. Borrowings at December 31, 2007 were $377,850. The Company has a $1,000,000 standby letter of credit expiring June 1, 2008 with this Lender.

On April 6, 2005, the Company received $500,000 pursuant to the issuance of three secured promissory notes from certain shareholders of ITT, a 20% investee. Borrowings under the notes bear interest at a rate of 9%. The Company is not required to repay any principal until the maturity date of the notes, April 5, 2007. The maturity has been extended to April 5, 2008.

On May 5, 2005, the Company received $100,000 pursuant to the issuance of one secured promissory note from a certain stockholder of ITT, a 20% investee. Borrowings under the note bear interest at a rate of 9%. The Company is not required to repay any principal until the maturity date of the note, May 4, 2007. The maturity date has been extended to April 5, 2008.

On June 21, 2005, the Company completed a third financing with Laurus. The financing consisted of a $500,000 secured convertible debenture that has been repaid as of December 31, 2007.

In October 2005, SYBR.com Inc., a wholly owned subsidiary of the Company, received $1 million, pursuant to the issuance of one senior secured promissory note from a certain stockholder and director. Borrowings under the note bearing interest at 8%, and the note is due October 7, 2010. The Company has secured this borrowing with a $1 million wholly recourse note from ITT (see Note H). The balance at December 31, 2007 was $571,429.

On March 14, 2006, the Company closed a $1.75 million junior secured three year loan with Laurus bearing a fixed interest rate of 10%. Payments are being made at a rate of $32,000 per month since October 1, 2006. The lender was issued a warrant to acquire 270,000 shares of the Company's common stock valued at $362,000. The relative fair value of the warrant of $362,000 is being charged to operations as additional interest over the term of the loan. The Company repaid $96,000 of this debt in 2006 and $384,000 in 2007. At December 31, 2007 the outstanding balance, net of discount was $1,124,155.

                                      F22

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE I (continued)

In the fourth quarter of 2006, the Company secured $1,800,000 from shareholders of short term financing that matured in the first quarter of 2007, and was paid in April 2007. In July 2007, the Company secured $1,500,000 from shareholders of short term financing bearing interest at 8% that matures in the third quarter of 2008. The balance of the notes at December 31, 2007 net of discount approximated $1,605,000.

On April 15, 2007, Synergy Brands Inc. completed a $8.0 million secured financing with a major shareholder and a director, for its main operating subsidiary PHS Group Inc. The financing consisted of long term notes to be amortized over a 5 year period with a balloon payment of $4,000,000 in January 2012 at an interest rate of 11.75%. This financing retired all of the Company's debt with IIG. The agreement further involved a security purchase agreement, under which there was issued 1,075,000 common shares of Synergy Brands issued to this shareholder as a financing cost and all warrants beneficially owned by this shareholder were retired. The Company repaid $643,361 of this debt at December 31, 2007. At December 31, 2007, the outstanding balance was approximately $7,356,639.

The Company financed an asset acquisition through the issuance by QFB of two 9% secured loans aggregating $4,750,000 that mature on May 18, 2012, with principle payments beginning December 1, 2007. In addition, the Company issued 480,000 shares valued at $393,600. The relative fare value of these shares is being charged to operations as additional interest over the term of the loan. Total repayments in 2007 were $15,000. The balance of the notes net of discount approximated $4,341,400 at December 31, 2007.

Principal repayments of notes payable at December 31, 2007 are as follows:

Year Ending December 31,
                  2008            $    4,282,000
                  2009                 1,939,000
                  2010                 1,198,000
                  2011                 1,794,000
                  2012                 7,601,000
                                  ---------------
                                      16,814,000
Discounts                               (585,572)
                                  ---------------
         Total                    $   16,226,428
                                  ===============

NOTE J - STOCKHOLDERS' EQUITY

The Company has 100,000 authorized and outstanding shares of Class A preferred stock with a par value of $.001; 13-to-1 voting rights; liquidation right of $10.50 per share before common stock and redemption at option of Company at $10.50 per share. In November 2006, 6,787 shares of the outstanding Class A preferred stock were exchanged into 75,009 common shares.

In January 2003, the Company designated 100,000 shares of Class B Preferred stock, par value $.001 per share to be designated as Class B, Series A Preferred Stock and in June 2003, the Company increased the authorized Class B, Series A preferred stock to 500,000 shares. The holders of Class B, Series A Preferred Stock have no voting rights with respect to general corporate matters. The holders of Class B, Series A Preferred Stock are entitled to receive dividends at the annual rate of $.90 per share per annum. The Company may, as its option, at any time in whole, or from time to time in part, out of earned funds, capital and surplus of the Corporation, redeem the Class B, Series A Preferred Stock on any date set by the Board of Directors, at $10.00 per share plus, in each case, an amount equal to all dividends of Class B, Series A Preferred Stock accrued and unpaid thereon, pro rata to the date of redemption. If, however, as to each share of Class B, Series A Preferred Stock outstanding, if not redeemed by the Company within 2 years of the issuance of such shares, the Company will be obligated to issue to the then holder of record of such outstanding Class B, Series A Preferred Stock, half a share of the Company's unissued restricted Common Stock per share of Class B, Series A Preferred Stock for each year that said share is not redeemed. The Company issued 30,000 common shares to Class B Series A Preferred shareholders in March 2007 and March 2006 in compliance with the subscription agreements dated February 26, 2003 and 50,000 common shares to Class B Series A Preferred Shareholder in July 2007 and July 2006, in compliance with the subscription agreements dated July 2, 2003. No more than 19.9% of the Company's stock can be issued in connection with stock dividend payments against the Class B, Series A Preferred Stock.

In November 2004, the Board of Directors approved a Private Placement in which 17 units were offered, with each unit consisting of 10,000 shares of unregistered Class B, Series A Preferred Stock and 15,000 shares of unregistered restricted Common Stock at a purchase price of $100,000 per unit. Synergy Brands, Inc. and Subsidiaries

                                      F23

                     Years ended December 31, 2007 and 2006
                               NOTE J (continued)

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

For the year ended December 31, 2007 and 2006, the Company issued 4,842,489 and 2,026,745 shares of common stock in connection with financing, the sale of securities, conversions of debt to equity, services, other expenses, and dividends in connection with Class B Preferred Stock valued at $3,460,419 and $1,333,247. Detail of the issuances are listed in the consolidated statements of changes in stockholders' equity in page F-6.

Effective January 2006, the Company cancelled options to acquire 300,000 shares of common stock held by employees. There are no options outstanding with employees at December 31, 2007 and 2006.

The following is a summary of transactions involving warrants to purchase common stock for the years ended December 31, 2007and 2006.


                                                                   Weighted-
                                               Number               average
                                              of shares          exercise price


         Outstanding at January 1, 2006        280,416        $    4.38
             Granted                           270,000           0.0010
             Cancelled/Forfeited               (82,500)           (6.52)
                                              -----------    -------------

         Outstanding at December 31, 2006      467,916          $  1.47

             Granted                                 -                -
             Exercised                        (249,822)         (0.0010)
             Cancelled/Forfeited               (31,250)         $ (5.50)

                                              -----------    -------------
         Outstanding at December 31, 2007      186,844          $  2.85
                                              ===========    =============

                                      F24

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE J (continued)

The following table summarizes information concerning currently outstanding and exercisable stock purchase warrants:



                                                 Warrants outstanding                        Warrants exercisable
                                               ----------------------------               --------------------------
                                                         Weighted-
                                       Number             average       Weighted-            Number         Weighted-
                                    outstanding at       remaining       average         exercisable at      average
              Ranges of             December 31,        contractual     exercise          December 31,      exercise
             exercise prices            2007            life (years)      price               2007            price
            ------------------     ----------------   ---------------  -----------       --------------     -----------
             $0.00-$0.99               20,178              4.25           $0.0010             20,178          $0.0010
             $1.00-$4.00              166,666               5.16           $3.20             166,666            $3.20
                                      ----------        ---------       --------         -------------        ----------
                                      186,844               4.70           $2.85             186,844            $2.85
                                    ============         =======        ========         =============       ===========


NOTE K - STOCK COMPENSATION PLANS

In 1994, Synergy adopted the 1994 Services and Consulting Compensation Plan (the "Plan"). Under the Plan, as amended, 8,500,000 shares of common stock have been reserved for issuance. The Plan terminates with respect to the granting of common stock and options in 2009. Since the inception of the Plan, Synergy has issued 2,632,374 shares for payment of services to employees and professional service providers such as legal, marketing, promotional and investment consultants. Common stock issued in connection with the Plan was valued at the fair value of the common stock at the date of issuance or at an amount equal to the service provider's invoice amount. Under the Plan, Synergy has granted options to selected employees and professional service providers. The maximum term of options granted under the Plan is ten years. There were no options issued during the years ended December 31, 2007 and 2006. In the first quarter of 2008, the Company approved the issuance of 678,500 shares under the plan.

The following is a summary of such stock option transactions for the years ended December 31, 2007 and 2006 in accordance with the Plan and other restricted stock option agreements:

                                                                     Weighted-
                                                   Number            average
                                                 of shares        exercise price
                                                ------------    ----------------
       Outstanding at January 1, 2006             300,000            $    2.07
           Cancelled/Forfeited                   (300,000)               (2.07)
                                                ------------    ----------------
       Outstanding at December 31, 2006
           Granted                                     -                     -
           Cancelled/Forfeited                         -                     -
                                                ------------    ----------------
       Outstanding at December 31, 2007
                                                       -                     -
                                                ------------    ----------------
       Shares available for grant

       December 31, 2007                     8,472,380
                                            ===========
       December 31, 2006                     7,270,913
                                            ===========

                                      F25

                     Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE K (continued)

The Company has also reserved 100,000 shares for a stock option plan ("Option Plan") for nonemployee, independent directors, which entitles each nonemployee, independent director an option to purchase 10,000 shares of the Company's stock immediately upon election or re-election to the Board of Directors. Options granted under the Option Plan will be at the fair market value on the date of grant, immediately exercisable, and have a term of ten years. The Company had no options outstanding and exercisable and 84,000 shares available for grant at December 31, 2007 and 2006.

NOTE L - TRANSACTIONS WITH RELATED PARTIES

Two of the Company's directors were members of the board of directors of a significant customer of the Company. These individuals terminated their board membership in the customer in 2006.

NOTE M - INCOME TAXES

At December 31, 2007, the Company had a net operating loss carry forward of approximately $34,500,000 which, if not utilized, will begin expiring in 2011. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The components of the deferred tax asset at December 31, 2007 and 2006 were approximately as follows:


                                                    2007                 2006
          Net operating loss carry forwards    $ 11,739,000        $ 11,628,000
          Allowance for doubtful accounts            171,000            166,000
          Inventory                                  141,000            126,000
          Capital losses                              56,000             56,000
          Other                                     (316,000)          (200,000)
          Fixed Assets and Intangibles               736,000            484,000
          Valuation allowance                    (12,527,000)       (12,260,000)
                                                ------------      -------------
                                                $      -           $       -
                                                ------------      -------------

The valuation allowance increased by approximately $ 267,000 in 2007.

                                      F26

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE M (continued)

Income taxes expense for the years ended December 31, 2007 and 2006 including amounts attributable to discontinued operations consisted, of the following:

                                                   2007                2006

          State and local                        $53,324            $44,962

A reconciliation of income tax expense computed at the U.S. Federal statutory rate of 34% and the Company's effective tax rate for the years ended December 31, 2007 and 2006 are as follows:

                                                               2007         2006

          Federal income tax expense at statutory rate        (34)%        (34)%

          Increase (decrease) resulting from
              Decrease in valuation allowance                  34            34
              State and local income taxes, net of Federal
                  benefit                                      .9            .9
                                                              ----         ----
                                                               .9 %         .9 %
                                                              ====         =====


                                      F27

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE N - RETIREMENT PLAN

On January 1, 2002, the Company established the Synergy Brands, Inc. 401(k) Plan (the "Plan") covering employees 21 years of age and older who have completed six months of continuous service. For the year ended 2007 and 2006 the Company match was $38,958 and $28,627.

NOTE O - COMMITMENTS AND CONTINGENCIES

1. Lease Commitments

The Company and its subsidiaries lease office and warehouse space under operating leases expiring at various dates through March 2027. The Company is also leasing vehicles under operating leases. Future minimum lease payments under noncancelable operating leases as of December 31, 2007 were as follows:

                         Year ending December 31,
                                2008             $ 934,339
                                2009               945,289
                                2010               958,878
                                2011               796,728
                                2012               628,878
                                thereafter       7,309,158
                                               $11,573,270

Rent expense under operating leases for the years ended December 31, 2007 and 2006 was approximately $653,000 and $382,000, respectively.

2. Litigation

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

3. NASDAQ Listing

On January 29, 2008, the Company announced that it had received notice from NASDAQ Stock Market dated January 25, 2008, that for 30 consecutive days the bid price of the Registrant's common stock had closed below the minimum $1.00 per share requirement for listing. The Registrant has been provided until July 23, 2008 to regain compliance.

                                       F28

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE P - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company offers a broad range of Internet access services and related products to businesses and consumers throughout the United States and Canada. Management evaluates the various segments of the Company based on the types of products being distributed which were, as of December 31, 2007 and 2006, as shown below the segment information does not include the discontinued segment of
Proset:


                                                        PHS Group         GRC            Corporate            Total
                                                       ------------    -------------    -----------       -----------
Year ended December 31, 2007
  Revenue                                              $87,933,523       $1,606,978                -       $89,540,501
  Income (loss) from continuing operations
     attributable to common stockholder                  2,838,318       (1,097,641)       (2,055,986)        (315,309)
  Depreciation and amortization                            353,767          115,678             8,092          477,537
  Asset impairment charge                                        -          742,678                 -          742,678
  Interest income                                                -                -           150,305          150,305
  Other income (expense)                                      (673)            (178)                -             (851)
  Equity in earnings of investee                                 -                -           342,683          342,683
  Interest and financing expenses                        1,546,969                -           637,172        2,184,141
  Identifiable assets                                   26,607,086          591,878         4,241,126       31,440,090
  Additions to long-lived assets                        10,312,869            2,889                 -       10,315,758
  Investment in affiliate                                        -                -           939,177          939,177

                                                        PHS Group         GRC            Corporate            Total
                                                       ------------    -------------    -----------       -----------
Year ended December 31, 2006
  Revenue                                              $69,840,886       $1,919,022                -       $71,759,908
  Income (loss) from continuing operations
    attributable to common stockholder                     779,634         (311,210)       (2,140,392)      (1,671,968)
  Depreciation and amortization                             11,929          156,456            76,700          245,085
  Interest income                                                -                -           147,533          147,533
  Other income (expense)                                   (14,247)          (7,792)                -          (22,039)
  Equity in earnings of investee                                 -                -           227,054          227,054
  Interest and financing expenses                        1,403,739                -           647,117        2,050,856
  Identifiable assets - continuing operations           15,609,833        1,594,373         3,536,408       20,740,614
  Additions to long-lived assets                            35,684                -                 -           35,684
  Investment in affiliate                                        -                -           562,593          562,593


The Company's premium cigar operations are presently conducted through its wholly owned subsidiary Gran Reserve Corp. (GRC). In the first quarter of 2008, management authorized the sale of the Company's cigar operations, which transfer is probable in 2008. Although no formal commitments have yet been finalized, a contract in principal has been reached with a group of management and supervisory personnel associated with GRC cigar operations, but who otherwise have no official capacity with Synergy Brands Inc. or its subsidiaries.


                                      F29

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE P (continued)

All of the Company's identifiable assets and results of operations are located in the United States and Canada. Geographic data, as of and for the years ended December 31, 2007 and 2006, is as follows:



                                                           2007               2006
                                                          -------------     --------------
Revenue
     United States                                         $67,169,090       $ 49,041,460
     Canada                                                 22,371,411         22,718,448
                                                          -------------     --------------
                                                           $89,540,501        $71,759,908
                                                          =============     ==============
Accounts receivable
     United States                                           3,410,535         $6,005,782
     Canada                                                    590,270          5,160,198
                                                          -------------     --------------
                                                            $4,000,805        $11,165,980
                                                          =============     ==============

Identifiable assets of continuing operations
     United States                                         $31,440,090        $20,740,614
     Canada                                                      -                  -
                                                          -------------     --------------
                                                           $31,440,090        $20,740,614
                                                          -------------     --------------


NOTE Q - Discontinued Operations

In December 2006, the Company instituted a plan to discontinue the Pro-Set segment. Accordingly, the operating results of Pro-set segment for each of the three years ended December 31, 2007 has been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at December 31, 2007 and December 31, 2006.

The Company recorded impairment loss of (i) $359,353 during the year ended December 31, 2006, in connection with the write-down of the assets that were to be disposed of. During the year ended December 31, 2006, the Company recorded a loss of $58,305 in connection with the write-down of fixed assets. Also in 2006, $485,000 was recorded as additional reserves of accounts receivables, other receivables, and inventory. Due to operating losses, there was no income tax benefit from the write-down and disposal of these assets.

                                      F30

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE Q (continued)

Summarized  financial   information  of  the  Pro-Set  segment  as  discontinued
operations for each of the two years ended as follows:

                                                Year ended         Year ended
                                               Dec.31, 2007       Dec.31, 2006
                                               -------------    --------------
Net Sales                                           $9,856        $ 1,222,834

Cost of sales
Cost of product                                     55,133          1,260,694
Shipping and handling costs                         13,616            144,772
                                               -------------    --------------
                                                    68,749          1,405,466

 Gross Profit (loss)                               (58,893)          (182,632)

Operating expenses:

  Advertising and promotion                              -              1,046
  General and administrative                        56,104            594,008
  Depreciation and amortization                          -            157,650
  Asset impairment charge                                -            359,353
                                               -------------    --------------
                                                         -          1,112,057

 Operating loss                                   (114,997)        (1,294,689)

Other Income (expenses):
  Other income (expenses)                                -             (1,024)
  Interest and financing expenses                        -            (62,765)
                                               -------------    --------------
                                                         -            (63,789)

Net (loss) before income taxes                       (114,997)     (1,358,478)
                                               -------------    --------------
Income tax expense                                          -            986
                                               -------------    --------------
Net (loss) from discontinued operations            $ (114,997)  $ (1,359,464)
                                               -------------    --------------

                                      F31

                      Synergy Brands, Inc. and Subsidiaries

                     Years ended December 31, 2007 and 2006

NOTE Q (continued)

                                                 Dec.31, 2007       Dec.31, 2006
ASSETS:
CURRET ASSETS:

CASH AND CASH EQUIVALENTS                      $      -                $  1,782
ACCOUNTS RECEIVABLE TRADE                             -                  44,632
OTHER RECEIVABLES                                     -                  28,563
INVENTORY                                             -                  52,205
PREPAID ASSETS AND OTHER CURRENT ASSETS               -                       -

PROPERTY AND EQUIPMENT, NET                           -                       -

INTANGIBLE ASSETS,NET OF ACCUMULATED

AMORITIZATION OF $ 2,627,469                          -                       -
                                                 ---------          -----------
TOTAL ASSETS                                          -              $ 127,182
                                                 =========          ===========

LIABILITIES:



NOTES PAYABLE                                        -                       -
ACCOUNTS PAYABLE                                     -                  112,569
                                                 ---------          -----------
TOTAL  LIABILITIES                             $     -                $ 112,569
                                                 =========          ===========

                                      F32