Form 10-Q
period 2008-03-31
SYNERGY BRANDS INC
filed 2008-05-15
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2008.

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [x]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 9, 2008 there were 11,894,838 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                                 MARCH 31, 2008

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                            Page
         Item 1:  Financial Statements

         Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and
         December 31, 2007                                                              2 - 3

         Consolidated Statements of Operations for the three
         Months ended March 31, 2008 and 2007 (Unaudited)                               4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2008 and 2007 (Unaudited)                                      5 - 6

         Notes to Consolidated Financial Statements (Unaudited)                         7 - 14

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                  15 - 23

         Item 4:  Control and Procedures                                                24

PART II: OTHER INFORMATION

         Item 1A: Risk Factors                                                          25

         Item 2: Unregistered Sales of Equity Securities and use of Proceeds            25

         Item 4:  Submission of Matters to a Vote of Security Holders                   25

         Item 6: Exhibits and Reports on Form 8-K                                       25


         SIGNATURES AND CERTIFICATIONS                                                  26


                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2008 AND DECEMBER 31, 2007


ASSETS                                                            March 31, 2008        December 31, 2007
                                                                   (Unaudited)

  Current Assets:
    Cash and cash equivalents                                         $455,652                $488,475
    Accounts receivable trade, less allowance for doubtful
    accounts of $127,481                                             4,580,857               3,798,291
    Other receivables                                                5,751,703               5,038,607
    Note Receivable - current                                          357,539                 356,909
    Inventory                                                        3,674,074               2,983,770
    Prepaid assets and other current assets                          1,257,361               3,231,673
    Assets of discontinued operations                                  605,900                 848,778
                                                                   -----------           -------------
          Total Current Assets                                      16,683,086              16,746,503

Property and Equipment, net                                         10,031,564              10,109,139

Other Assets                                                         2,982,244               2,979,188

Notes Receivable                                                     1,405,360               1,605,260
                                                                   -----------           -------------
Total Assets                                                       $31,102,254             $31,440,090
                                                                   ===========           =============


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2008 AND DECEMBER 31, 2007



LIABILITIES AND STOCKHOLDERS' EQUITY                                                        March 31,2008     December 31, 2007
                                                                                             (Unaudited)

Current Liabilities:
    Notes Payable - Current                                                                      $ 5,444,516   $        4,199,348
    Accounts Payable and Accrued Expenses                                                          4,989,404            5,573,914
    Deferred income                                                                                  968,021              437,776
    Liabilities of Discontinued Operations                                                           205,900              181,766
                                                                                                 ------------   -----------------
         Total Current Liabilities                                                                11,607,841           10,392,804

Notes Payable, net of discount  $506,217 and $587,105, respectively                               10,847,267           12,027,080

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized;  93,213
and 93,213 shares issued and outstanding; liquidation preference of $10.50 per share                      93                   93
Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                          -                    -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
285,000  and 285,000 shares issued and outstanding; liquidation preference of $10.00 per share           285                  285
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, 80,000 shares
 issued and outstanding; liquidation preference of $10.00 per share                                       80                   80
Common stock - $.001 par value;14,000,000 shares authorized;
11,846,088 and 11,328,764 shares issued                                                               11,846               11,329
Additional paid-in capital                                                                        50,875,869           50,712,481
Deficit                                                                                          (42,227,687)         (41,690,722)
Accumulated other comprehensive loss                                                                  (8,340)              (8,340)
Less treasury stock, at cost, 1,000 shares                                                            (5,000)              (5,000)
                                                                                                 ------------   -----------------
Total stockholders' equity                                                                         8,647,146            9,020,206
                                                                                                 ------------   -----------------
Total Liabilities and Stockholders' Equity                                                      $31,102,254          $31,440,090
                                                                                                 ============   =================


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                                    2008            2007

Net Sales                                                                                           $ 20,425,149    $ 17,197,190
                                                                                                    ------------   -------------
Cost of Sales
     Cost of product                                                                                  17,970,738      15,698,047
     Shipping and handling costs                                                                         409,810         216,535
                                                                                                    ------------   -------------
                                                                                                      18,380,548      15,914,582

   Gross Profit                                                                                        2,044,601       1,282,608

Operating expenses
   Selling, general and Administrative Expenses                                                        1,668,837         883,776
   Depreciation and amortization                                                                         151,228           5,644
                                                                                                    ------------   -------------
                                                                                                       1,820,065         889,420
                                                                                                    ------------   -------------

Operating Profit                                                                                         224,536         393,188

Other Income (expense)
  Interest Income                                                                                         32,395          34,095
  Other expense                                                                                                -            (242)
  Equity in earnings of investee                                                                          81,710          91,141
  Interest and financing expense                                                                        (596,741)       (586,058)
                                                                                                    ------------   -------------
                                                                                                        (482,636)       (461,064)
                                                                                                    ------------   -------------
Loss from continuing operations before income taxes                                                     (258,100)        (67,876)

Income tax expense                                                                                        20,766          46,782
                                                                                                    ------------   -------------
Loss from continuing operatons                                                                          (278,866)       (114,658)
                                                                                                    ------------   -------------
Discontinued operations
Loss from operations of discontinued components (including impairment loss of $200,367 in 2008)         (258,099)        (96,260)

Income tax expense                                                                                             -               -
                                                                                                    ------------   -------------
Loss from discontinued operations                                                                       (258,099)        (96,260)
                                                                                                    ------------   -------------
Net loss                                                                                                (536,965)       (210,918)

Dividend-Preferred Stock                                                                                  80,125          84,625
                                                                                                    ------------   -------------
Net loss attributable to common stockholder                                                           $ (617,090)     $ (295,543)
                                                                                                    ============   =============
Basic and diluted net loss per common share
  from continuing operations:                                                                            $ (0.03)        $ (0.03)
Basic and diluted net loss per common share
  from discontinued operations:                                                                          $ (0.02)        $ (0.01)
                                                                                                    ------------   -------------
                                                                                                         $ (0.05)        $ (0.04)
                                                                                                    ------------   -------------


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                             2008           2007
                                                                           ----------    ----------
Cash Flows From Operating Activities:
Net loss                                                                   $ (536,965)   $ (210,918
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and Amortization                                                 151,228          5,644
Amortization of financing cost                                                 67,194         46,943
Equity in earnings ofinvestee                                                 (81,710)       (91,141)
Operating expenses paid with common stock                                      47,744         40,970
Changes in Operating Assets and Liabilities:
Net (increase) decrease in:
Accounts receivable and other receivables                                  (1,622,162)     2,747,470
Inventory                                                                    (690,304)    (3,629,131)
Prepaid assets, related party note receivable and other assets              2,492,503        529,875
Net increase (decrease) in:
Accounts payable, related party note payable, accrued
expenses and other current liabilities                                       (584,510)        13,530
Deferred Income                                                               538,182        715,437
Net assets of discontinued operations                                          66,645       (216,086)
                                                                           ----------    ----------
Net cash used in operating activities                                        (152,155)       (47,4070
                                                                           ----------    ----------
Cash Flows From Investing Activities:
Purchase of fixed assets                                                      (73,653)        (8,627)
Payments received on notes receivable                                         222,470        220,913
Issuance of notes receivable                                                  (23,200)        (8,500)
                                                                           ----------    ----------
Net cash provided by investing activities                                     125,617        203,786
                                                                           ----------    ----------
Cash Flows From Financing Activities:

Borrowings under line of credit                                                     -        291,610
Repayments under line of credit                                                     -     (4,836,928)
Proceeds from the issuance of notes payable                                   775,000      6,690,000
Repayments of notes payable                                                  (703,539)    (2,617,190)
Payment of dividends                                                          (80,125)       (84,625)
Proceeds from issuance of common stock                                          2,379          7,094
                                                                           ----------    ----------
Net cash used in financing activities                                          (6,285)      (550,039)
                                                                           ----------    ----------
Net decrease in cash                                                          (32,823)      (393,660)

Cash and cash equivalents, beginning of period                                488,475        624,740
                                                                           ----------    ----------
Cash and cash equilvalents, end of period                                     455,652        231,080
                                                                           ==========    ==========



        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                   2008                      2007
                                                                                 -----------              -----------
Supplemental disclosure of cash flow information:

Cash paid for interest                                                             $ 430,532                $ 364,564
                                                                                 ===========              ===========

Cash paid for income taxes                                                         $  20,766                $  46,782
                                                                                 ===========              ===========
Supplement   disclosures  of  non-cash  operating,   investing
and financing activities:

Debt conversion to common stock                                                     $119,800                 $ 187,000
                                                                                  ==========               ==========
Common Stock issued for services                                                    $ 47,744                 $  40,970
                                                                                  ==========               ==========
Common Stock issued for financing cost                                              $      -                 $ 978,250
                                                                                  ==========               ==========


        The accompanying notes are an integral part of these statements.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2008 AND 2007

                                   (Unaudited)

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for three months ended March 31, 2008 and 2007, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 (and for all other periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the respective full years.

NOTE B - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $13,000 and $16,500 for the three months ended March 31, 2008 and 2007, respectively.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2008 AND 2007

                                   (Unaudited)

NOTE C - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor". The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the three months ended March 31, 2008, the Company recognized $1,361,008 in vendor allowances that met the criteria for being fixed and determinable. Vendor allowances included in other receivables in the accompanying consolidated balance sheet aggregated $5,751,703 at March 31, 2008 and $5,038,607 at December 31, 2007.

NOTE D - INVENTORY

Inventory, consisting of goods held for sale, as of March 31, 2008 consisted of the following:

  Grocery, general merchandise and health and beauty products $3,174,730
  Raw Materials                                                  499,344
                                                              ----------
                                                              $3,674,074
                                                              ==========

NOTE E - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. The balance of the note receivable at March 31, 2008 was $1,258,827.

In October 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT. In relation to the ITT warrants, Company has recorded deferred income of $127,000. At March 31, 2008, the Company recognized $39,689 of the deferred income. As part of the Company's agreement, the Company has paid $571,429 on the note payable. The outstanding balance of the note payable at March 31, 2008 was $428,571.

Note receivable from other parties, originating in the normal course of business, approximated $75,500 at March 31, 2008.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2008 AND 2007

                                   (Unaudited)

NOTE F - INVESTMENT

The Company holds a 20% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $81,710 and $91,141 during the three months ended March 31, 2008 and March 31, 2007, respectively. At March 31, 2008, the investment in ITT is $1,020,887 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the three months ended March 31, 2008 and 2007 is as follows:


                                        2008               2007
                                   -------------      -------------
    Revenues                       $ 10,547,000        $ 8,920,000
    Total expenses                   (9,945,000)        (8,294,000)

    Other income                         33,000             42,000
                                   -------------      -------------

    Income before income taxes          635,000             668,000
    Income tax expense                 (227,000)           (252,000)
                                   -------------      -------------
    Net income                     $    408,000         $   416,000
                                   =============      =============

NOTE G - NOTES PAYABLE

The Company financed a series of secured notes with certain shareholders of ITT since 2004. In February 2008, $119,800 of the outstanding debt was converted. The outstanding balance as of March 31, 2008 was $730,200, which matures in January 2009.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2008 AND 2007

                                   (Unaudited)

NOTE G (continued)

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000, which was increased to $1,500,000 in September 2007. Borrowing under the note bears interest at prime (4.75% at March 31, 2008). The Company is not required to repay any principal until the maturity date of the note, June 1, 2008. As security for the note, a pledge agreement was entered by a certain Shareholder of ITT. Borrowings at March 31, 2008 were $377,850.

In October 2005, the Company invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The Company financed this investment with a $1 million fully recourse 5 year, 8% note with a major shareholder. The outstanding balance of the note at March 31, 2008 was $428,571.

The Company financed a series of secured Notes with Laurus Master Funds (LMF). The remaining note was originally issued in the amount of $1.75 million on March 14, 2006 with a fixed rate of 10%. The note has a three year term. The balance of the note at March 31, 2008, net of discount approximated $1,058,320.

On April 15, 2007, Synergy Brands Inc. completed a $8.0 million secured financing with a major shareholder and a director for its main operating subsidiary PHS Group Inc. The financing consisted of long term notes to be amortized over a 5 year period, with a balloon payment of $4,000,000 in January 2012 at an interest rate of 11.75%. The agreement further involved a securities purchase agreement, under which there was issued 1,075,000 common shares of Synergy Brands issued to this shareholder as a financing cost and all warrants beneficially owned by this shareholder were retired. The Company repaid $843,995 of this debt at March 31, 2008. At March 31, 2008, the outstanding balance was approximately $7,156,005.

The Company financed an asset acquisition through the issuance by QFB of two 9% secured loan in the principle amount of $4,750,000 that matures on May 18, 2012, with principle payment that began December 1, 2007. In addition, in December 2007, the Company issued 480,000 shares valued at $393,600. The relative fair value of these shares is being charged to operations as additional interest over the term of the loan. Total repayments at March 31, 2008 were $83,443. The balance of the notes net of discount approximated $4,295,235 at March 31, 2008.

In July 2007, the Company secured $1,500,000 from shareholders of short term financing bearing interest at 8% that matures on July 1, 2008. The balance of the notes at March 31, 2008, net of discount approximated $1,445,600. In the first quarter of 2008 the Company secured $800,000 bearing interest at 15%, from shareholders of short term financing which matures on October 31, 2008.

NOTE H - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2008, the Company issued 517,324 shares of common stock in connection with financing, the sale of securities, conversions of debt to equity, services and dividends in connection with Class B Preferred Stock valued at $344,981.

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2008 AND 2007

                                   (Unaudited)


NOTE I - SEGMENT AND GEOGRAPHICAL INFORMATION

Management evaluates the various segments of the Company based on the types of products being distributed, which were, as of March 31, 2008 and 2007, as shown below the segment information does not include the discontinued segment of Proset and GRC.

                   Three Months Ended March 31, 2008 and 2007
                  -------------------------------------------



                                                              Grocery
                                                             Operations        Corporate             Total

Revenue from external customers               2008         $   20,425,149    $      -            $ 20,425,149
                                              2007         $   17,197,190    $      -            $ 17,197,190

Net Income (loss) from continuing operations  2008         $      136,125    $    (495,116)      $   (358,991)
attributable to common Stockholders           2007         $      252,748    $    (452,031)      $   (199,283)

Interest & Finance   Expenses                 2008         $      467,543    $     129,198       $     596,741
                                              2007         $      408,905    $     177,153       $     586,058

Depreciation &                                2008         $      149,205    $       2,023       $     151,228
amortization                                  2007         $        3,621    $       2,023       $       5,644

Identifiable assets from continuing operations are as follows:
   March 31, 2008                                          $ 26,385,837      $    4,110,517      $ 30,496,354


                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2008 AND 2007

                                   (Unaudited)

NOTE J - NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options, warrants and convertible debt and equity securities of 1,087,177 and 693,808 for the three months ended March 31, 2008, and for the three months ended March 31, 2007 respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.


Three Months ended March 31,

                                                        2008           2007

    Net profit (loss) applicable to common stock   $ (617,090)    $ (295,543)

    Weighted-average number of shares basic
         and diluted EPS                           11,518,476      7,616,174

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2008 AND 2007

                                   (Unaudited)

K - DISCONTINUED OPERATIONS

In December 2006, the Company instituted a plan to discontinue the Pro-Set segment. In the first quarter of 2008 the Company instituted a plan to sell the Company's cigar segment. Accordingly, the operating results of Pro-Set and the cigar segment have been presented as discontinued operations. Net assets and liabilities to be disposed of or liquidated, at their book value after recording a loss on the impairment of the cigar segment of $200,367, have been separately classified in the accompanying balance sheets at March 31, 2008 and March 31, 2007 and statement of cash flows.

Summarized financial information of the Proset and GRC segment as discontinued operations for each of the periods ended is as follows:

                                                     Three Months Ended
                                              ---------------------------
                                              March 31, 2008      March 31, 2007
                                             ---------------     ---------------
Net Sales                                       $ 289,059          $ 421,928

Cost of sales
Cost of product                                   157,814           268,832
Shipping and handling costs                        22,727            19,693
                                             ---------------     ---------------
                                                  180,541           288,525
                                             ---------------     ---------------
 Gross Profit                                     108,518           133,403

Operating expenses:
  General and administrative                      161,120           190,345
  Depreciation and amortization                     5,136            39,114
                                             ---------------     ---------------
                                                  166,256           229,459

 Operating loss                                  (57,738)           (96,056)

Other Income (expenses):
  Loss on disposal                              (200,367)                 -
  Other income (expenses)                               6              (204)
                                             ---------------     ---------------
                                                (200,361)              (204)
                                             ---------------     ---------------
Net loss before income taxes                     (258,099)          (96,260)

Income tax expense                                      -                 -
                                             ---------------     ---------------
Net loss from discontinued operations          $ (258,099)     $    (96,260)
                                             ===============     ===============

                      SYNERGY BRANDS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             MARCH 31, 2008 AND 2007

                                   (Unaudited)

NOTE K (continued)


                                        March 31, 2008            Dec. 31, 2007
ASSETS:
CURRET ASSETS:
CASH AND CASH EQUIVALENTS                 $ 21,335               $ 13,277
ACCOUNTS RECEIVABLE TRADE, NET             178,736                202,514
INVENTORY                                  405,829                541,865
PROPERTY AND EQUIPMENT, NET                      -                 71,122
OTHER ASSETS                                     -                 20,000
                                         ---------              ---------
TOTAL ASSETS                             $ 605,900              $ 848,778
                                         =========              =========

LIABILITIES:
ACCOUNTS PAYABLE                         $ 205,900              $ 181,766
                                         ---------              ---------
TOTAL LIABILITIES                        $ 205,900              $ 181,766
                                         =========              =========

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115" (SFAS No. 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have material impact on our consolidated financial statements.

In December 2007, the FASB issued Statements No. 141 (R), "Business Combinations", and No. 160, "Noncontrolling Interests in Consolidated Financial Statements." Effective for fiscal years beginning after December 15, 2008, these statements revise and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". This Statement applies to all entities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe this pronouncement will have a material effect on its financial statement.

NOTE M - SUBSUQUENT EVENTS

On April 14, 2008, the Company entered in an agreement to sell the cigar segment of its business. The sale price consisted of a cash down payment of $50,000 and a $350,000 five year promissory note with principal and interest payments at a rate of 5%.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

The core operations of Synergy Brands include the baking mix manufacturing operation in Michigan, operated by Quality Food Brands, which is owned by PHS Group. The Company's spice business, is nationally distributed through the Michigan facilities and manufactured for PHS group through a co-packing arrangement in China. The Company's proprietary packaged meal business, which is also distributed through the Company's Michigan distribution center and manufactured under a co-packing arrangement in North Dakota. The Company expanded its Michigan operations to 110,000 square feet in two facilities located in Monroe, Michigan.

In addition  to its  Michigan  operations,  the  Company  continues  to grow its wholesaling business in New York. The Company believes that it is one of the largest independent wholesalers for P&G products based in the Long Island region of New York and continues to grow and expand its distribution of other nationally branded products, which include Clorox, Kimberley Clark, and Smuckers, among others, in the northeastern region of the United States. The Company's wholesaling focus is the distribution of nationally recognized consumer products in large quantities through retail based promotional programs. Key products distributed by the Company include Bounty, Tide, Folgers, Gillette, Pringles, Clorox, Scott and Duracell. The Company limits its distribution to about 1,000 nationally recognized brands and uses its logistical advantages to streamline its costs to its customers. The Company is creating a logistical corridor between its New York and Michigan operations that has allowed for efficient distribution that offset shipping and warehousing costs. In addition, the Company's New York operation began distributing the products that are directly manufactured by the Company in Michigan to its customers in the New York region. Leveraging upon its newly formulated operating structure is critical to the Company's efficiency and profitability and the benefits of this synergy can clearly be seen through expanding operating margins.

The Company believes that as it expands its Michigan operation, and especially as it builds traction in its manufactured goods, this should add franchise value to labels and trademarks that the Company owns. The Company currently manufactures baking mixes under the "Rich & Moist", "Rich & Fluffy", "Country Value", "County fare", "Merit Selection" and "County pride" labels. It manufactures spices under the "Loretta" and "Gourmet Select" labels. It further manufactures packaged meals under the "Loretta" label. The Company believes that it is well positioned to expand its operations with the infrastructure that it has developed over the past few years in the United States and Canada as well as enter into licensing arrangements in other parts of the world.

PHS GROUP AND QUALITY FOOD BRANDS (GROCERY & HBA OPERATIONS)

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

In the third quarter of 2006, PHS entered the private label grocery market specializing in the distribution of baking mixes and spices to grocery and Drug chains as well as wholesalers and distributors on a proprietary basis through a wholly owned subsidiary, Quality Food Brands (QFB), based in Michigan. QFB hopes to develop private label programs for national accounts by creating proprietary baking mix products and spice plan-o-grams specifically designed for particular retail needs. PHS further hopes to expand its grocery distribution business by complementing the distribution of its promotional grocery and HBA items with higher margin secondary items that would blend a higher margin into PHS operations.

On May 18, 2007, PHS acquired the assets of a baking mix manufacturing facility through a wholly owned subsidiary that was known as Loretta Baking Mix Products
(LBMP) for a combined cost of $10.4 million and positioned these assets in QFB.

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

  CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008
              AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.


SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS



                                                        OPERATING              OPERATING AND
                                                         SEGMENT            CORPORATE SEGMENTS

THREE MONTHS ENDED 3/31/08
Revenue                                                $20,425,149             $ 20,425,149         18.77%
Gross Profit                                             2,044,601                2,044,601         59.41%
SG&A                                                     1,285,900                1,668,837         88.83%
Operating Profit                                           609,496                  224,536        -42.89%
Net Profit (loss) from continuing operations
  attributable to common shareholders                      136,125                 (358,991)        80.14%
Per share continuing operations                               0.01                    (0.03)
Net loss from discontinued
 operations                                                                        (258,099)       168.13%
Per share discontinued operations                                                     (0.02)
Net profit (loss) attributable
 to shareholders                                                                   (617,090)       108.80%
Net profit (loss) per common share                                                    (0.05)
Interest and financing expense                             467,543                  596,741          1.82%

   THREE MONTHS ENDED 3/31/07
Revenue                                                $17,197,190             $ 17,197,190
Gross Profit                                             1,282,608                1,282,608
SG&A                                                       614,207                  883,776
Operating Profit                                           664,780                  393,188
Net Profit (loss) from continuing operations
  attributable to common shareholders                      252,748                 (199,283)
Per share continuing operations                               0.03                    (0.03)
Net loss from discontinued
 operations                                                                         (96,260)
Per share discontinued operations                                                     (0.01)
Net loss attributable
 to shareholders                                                                   (295,543)
Net loss per common share                                                             (0.04)
Interest and financing expense                             408,905                  586,058


Synergy Brands

The Company reported its first combined results of operations as a pure Grocery Manufacturer and Distributor for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Synergy Brands Inc. operates as a holding Company, which owns PHS Group and its related grocery businesses
(QFB),  as well as the 20% stake it owns in  Interline  Travel  and  Tours  (aka
PERX). In addition, Synergy Brands continues to report the disposition of its discontinued operations. Revenues increased by 19% to $20,425,149 for the three months ended March 31, 2008 while gross profit increased by 59% to $2,044,601 for the three months ended March 31, 2008 as compared to the same comparable period in 2007. The increase of sales is directly attributable to the Michigan operation, which nearly doubled from the prior period, as well as an increase in sales into Canada. SG&A increase by 89% to $1,668,837 for the three months ended March 31, 2008 as compared to the same comparable period in 2007. It is important to note that in the first quarter of 2007, the Company co-packed its production in Michigan, while in the first quarter of 2008, the Company directly manufactured its goods in Michigan. The manufacturing process as well as increased costs contributed to the increase in SG&A on a comparable basis. Net loss from continuing operations increased to $358,991 for the three month ended March 31, 2008 from $199,283 in the comparable period in 2007. The increase in loss is directly related to an increase of non-cash charges and corporate expenses related to additionally required regulatory filings. The Company further expanded its Michigan operations by adding packaging lines, increasing its space by 60,000 square feet and creating a distribution center for its products. Costs associated with this expansion were charged in the first quarter of 2008.

Corporate Expenses:

The Company's allocation to corporate expenses increased by 42% to $382,937 for the three months ended March 31, 2008 as compared to $269,569 for the three months ended March 31, 2007. Corporate expenses represent 23% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $1.7 million in the first three months of 2008. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

Below is a detailed review of the Company's performance.

PHS and QFB (Grocery and HBA operations)

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                             PHS Group      CHANGE
THREE MONTHS ENDED 3/31/08
Revenue                                   20,425,149        18.77%
Gross Profit                               2,044,601        59.41%
SG&A                                       1,285,900       109.36%
Operating Profit                             609,496        -8.32%
Net Profit                                   136,125       -46.14%
Interest and financing expenses              467,543        14.34%

THREE MONTHS ENDED 3/31/07
Revenue                                   17,197,190
Gross Profit                               1,282,608
SG&A                                         614,207
Operating Profit                             664,780
Net Profit                                   252,748
Interest and financing expenses              408,905

PHS increased its revenues by 19% to $20.4 million for three months ended March 31, 2008 as compared to $17.2 million for the three months ended March 31, 2007. The increase in PHS business is attributable to additional vendors and customers, a growing private label and Company label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains, as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 7.5% to 10.0%. PHS has been able to maintain its sales and customer base while increasing gross profit by 59%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufacturer promotions to achieve its targeted results. Any material changes in manufacturer promotional rebate policies may have an adverse effect on PHS's cost of goods. Continuing the development of private label grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS as well as designing brands labels controlled by PHS. Net profit was $136,125 for the three months ended March 31, 2008 as compared to a profit of $252,748 for the three months ended March 31, 2007. The decrease in profit is attributable to higher non cash charges such as depreciation and amortization in connection with the acquisition of QFB which did not operate in the comparable period. Profit for PHS would have increased before the non cash charges that were attributable to the acquisition of QFB.

DISCONTINUED OPERATIONS

In December 2006, the Company instituted a plan to discontinue the Pro-Set segment. In the first quarter of 2008, the Company instituted a plan to sell the Company's cigar segment. Accordingly, the results of Pro-Set, and the cigar segment have been presented as discontinued operations. The Company recorded a charge of $200,367 on the disposal of the cigar segment at March 31, 2008.

The table below summarizes the historical financial operations of Proset and GRC segment for the periods being discussed.


                                               Three Months Ended         Three Months Ended
                                                 March 31, 2008             March 31, 2007
                                                 ----------------        -------------------
         Net Sales                                    $289,059                  $421,928

         Cost of sales
         Cost of product                               157,814                   268,832
         Shipping and handling costs                    22,727                    19,693
                                                 ----------------        -------------------
                                                       180,541                   288,525
                                                 ----------------        -------------------
          Gross Profit                                 108,518                   133,403

         Operating expenses:
           General and administrative                  161,120                   190,345
           Depreciation and amortization                 5,136                    39,114
                                                 ----------------        -------------------
                                                       166,256                   229,459

          Operating loss                              (57,738)                  (96,056)

         Other Income (expenses):
           Loss on disposal                          (200,367)                         -
           Other income (expenses)                           6                     (204)
                                                 ----------------        -------------------
                                                     (200,361)                     (204)

         Net loss before income taxes                (258,099)                  (96,260)

         Income tax expense                                  -                         -
                                                 ----------------        -------------------
         Net loss from discontinued operations       $(258,099)                 $(96,260)
                                                 ================        ===================


                         LIQUIDITY AND CAPITAL RESOURCES


March 31,                                                 2008            2007

Working Capital                                        $5,075,245  $ 11,566,502
Assets                                                 31,102,254    22,117,348
Liabilities                                            22,455,108    15,480,077
Equity                                                  8,647,146     6,637,271
Line of Credit Facility                                         -     1,104,610
Receivable turnover (days)                                     21            43
Inventory Turnover (days)                                      16            23
Net cash provided by (used in) operating activies        (152,155)      (47,407)
Net cash provided by investing activites                  125,617       203,786
Net cash (used in) provided by financing activites         (6,285)     (550,039)

The Company's working capital decreased by $6.5 million at March 31, 2008 to $5.1 million due to a combination of several factors including amortization of debt and the purchase of the baking mix plant. Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, and fixed costs. The cash flow realized from the Company's gross profit has been sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support the interest that it pays in support of financing its receivables and inventory. The Company historically has not been able to date to completely support its financing costs solely from operations and has relied on equity and debt financing to bridge the gap. The Company generated a net loss attributable of Common Shareholders of approximately $617,000 for the three months ended March 31, 2008. Financing costs totaled $596,741 and non-cash charges totaled approximately $338,000 for the period. Reductions in certain financing expenses through equity conversions and debt repayments through operating or capital transactions have been and should continue to be beneficial to the Company's performance.

The capital resources that were utilized to the Company consisted of $8.0 million in long-term notes, $2.5 million in short term notes, $3.65 million of non-redeemable preferred stock, as of March 31, 2008. The Company's objectives are to reduce its debt through the issuance of equity, cash flow from operation, dispositions of assets as well as refinancing its current obligations with lower rates. In 2007, the Company refinanced its $6 million dollar senior line of credit with a $8.0 million 10 year term facility and materially reduced its interest rate to 11.75%. However, there is no assurance that the Company will be able to achieve its stated objectives.

The Company's liquidity relies in material part on the turnover of it inventory and accounts receivable. The Company turns its receivables on average every 21 days and the Company has turned its overall inventory on average approximately every 16 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, 26% of the Company's assets consist of trade receivables and inventory. The Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands to optimize its profit potential. The Company's sales are reliant in significant part on extending credit that ranges from 10 to 60 days. As a result, the Company must have financing facilities that will continue to allow the Company to procure inventory and extend accounts receivable credits. The Company has strict credit policies and reviews; however credit extensions may pose material financial risks to the Company. In addition the Company relies on performance incentives from its manufacturers that are based upon sales. Provided the Company maintains its performance standards with the manufacturers with whom it contracts for procurement of goods its estimates of incentives that are due should remain accurate. However, if the respective manufacturer changes their policies or the Company does not meet the manufacturer standards, incentives may be reduced and may cause a material problem for the company.

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

Expected interest payments on notes payable for the period ended March 31, 2008, are as follows:

03/31/09    03/31/10   03/31/11     03/31/12   03/31/13         Total
$1,270,000  $860,000   $1,020,000   $250,000   $60,000           $3,460,000

Principal repayments on notes payable for the period ended March 31, are as follows:

03/31/09                   $ 5,585,000
03/31/10                   $ 1,083,000
03/31/11                   $ 1,641,000
03/31/12                   $ 5,168,000
03/31/13                   $ 3,321,000
                           -----------
                           $16,798,000
Discounts and rounding     $  (506,217)
                           -----------
Total                      $16,291,783
                           ===========

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

ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS.

The Company's accounts receivable are due from businesses engaged in the distribution of grocery, health and beauty products as well as from consumers who purchase health and beauty products. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral may be required. Accounts receivable are due within 10 - 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At March 31, 2008, the Company has established a full valuation allowance.

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

INFLATION

The Company believes that inflation, under certain circumstances, could be beneficial to the Company's major business, PHS Group. When inflationary pressures drive product costs up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures. However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits. However, inflation increases prices which maybe a natural hedge to an increase in interest in the Company's consumer business. However, in certain times rising prices may cause a decline in sales that would result in a reduced operating profit. Because of the Company's entry into the baking mix market, spice business and packaged meals it relies on commodities such as wheat, corn, flour and sugar. In addition, rise in fuel causes additional freight and shipping costs. Inflationary trends in these commodities may cause price increases as well as supply problems. The Company believes it has adequate systems in place to insure supply, but inflationary trends may make the Company's products less attractive to its customers.

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

Further, there were no significant changes in the internal controls or in other factors that significantly affected these controls, except for the implementation of new acounting record software at our PHS headquarters, during the period ended March 31, 2008, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

Part II - OTHER INFORMATION

Item 1A - Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" in our 2007 Form 10-K for the fiscal year ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no submissions of matters to a vote of security holders during the three months fiscal period ended March 31, 2008.

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

1) On January 29, 2008, the Company announced that it had received a notice from NASDAQ Stock Market dated January 25, 2008, that for 30 consecutive days, the bid price of the Registrant's common stock has closed below the minimum $1.00 per share requirements for the listing. The Registrant has been provided until July 23, 2008 to regain compliance.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Synergy Brands, Inc.
                                                   /s/ Mair Faibish

Date:  May 15, 2008


----------------------------------------
By:  Mair Faibish
Chief Executive Officer


                                          /s/  Mitchell Gerstein

Date:  May 15, 2008


----------------------------------------
By:  Mitchell Gerstein
Chief Financial Officer

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

Date: May 15, 2008

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

Date: May 15, 2008

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2008 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 15, 2008

/s/ Mair Faibish
Mair Faibish, Chief Executive Officer

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2008 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2008

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer