Form 10-Q
period 2008-06-30
SYNERGY BRANDS INC
filed 2008-08-14
CIK 870228

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2008.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. August 4, 2008 there were 12,153,437 shares outstanding of the registrant's common stock.

                              SYNERGY BRANDS, INC.
                                    FORM 10-Q
                                  JUNE 30, 2008

                                TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION                                                            Page

         Item 1:  Financial Statements

         Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and
         December 31, 2007                                                              2 - 3

         Consolidated Statements of Operations for the six
         Months ended June 30, 2008 and 2007 (Unaudited)                                4

         Consolidated Statements of Operations for the three
         Months ended June 30, 2008 and 2007 (Unaudited)                                5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2008 and 2007 (Unaudited)                                       6-7

         Notes to Consolidated Financial Statements (Unaudited)                         8-15

         Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                  16-28

         Item 4:  Control and Procedures                                                28

PART II: OTHER INFORMATION

         Item 1A: Risk Factors                                                          30

         Item 2: Unregistered Sales of Equity Securities and use of Proceeds            30

         Item 4:  Submission of Matters to a Vote of Security Holders                   30

         Item 6: Exhibits and Reports on Form 8-K                                       30

         SIGNATURES AND CERTIFICATIONS                                                  31


                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2008 AND DECEMBER 31, 2007


ASSETS                                                                    June 30, 2008         December 31, 2007
                                                                            (Unaudited)

  Current Assets:
    Cash and cash equivalents                                                        $     -                $488,475
    Accounts receivable trade, less allowance for doubtful
    accounts of $127,481                                                           4,949,678               3,798,291
    Other receivables                                                              6,316,349               5,038,607
    Note Receivable - current                                                        423,894                 356,909
    Inventory                                                                      2,996,122               2,983,770
    Prepaid assets and other current assets                                        1,562,885               3,231,673
    Assets of discontinued operations                                                      -                 848,778
                                                                            ----------------         ---------------
          Total Current Assets                                                    16,248,928              16,746,503

Property and Equipment, net                                                        9,927,595              10,109,139

Other Assets                                                                       2,960,614               2,979,188

Notes Receivable                                                                   1,603,004               1,605,260
                                                                            ----------------         ---------------

Total Assets                                                                     $30,740,141             $31,440,090
                                                                            ================         ===============


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2008 AND DECEMBER 31, 2007


LIABILITIES AND STOCKHOLDERS' EQUITY                                                        June 30, 2008     December 31, 2007
                                                                                             (Unaudited)

Current Liabilities:
    Notes Payable - Current                                                                  $     5,407,533  $         4,199,348
    Accounts Payable and Accrued Expenses                                                          5,138,006            5,573,914
    Deferred income                                                                                  976,590              437,776
    Liabilities of Discontinued Operations                                                                 -              181,766
                                                                                             ----------------   -----------------

         Total Current Liabilities                                                                11,522,129           10,392,804

Notes Payable, net of discount  $434,559 and $587,105, respectively                               10,632,352           12,027,080

Stockholders' Equity:
Class A Preferred stock - $.001 par value; 100,000 shares authorized;  93,213
and 93,213 shares issued and outstanding; liquidation preference of $10.50 per share                      93                   93
Class B preferred stock - $.001 par value; 150,000 shares authorized, none issued                          -                    -
Class B, Series A Preferred stock - $.001 par value; 500,000 shares authorized;
285,000  and 285,000 shares issued and outstanding; liquidation preference of $10.00                     285                  285
per share
Class B Series B preferred stock - $.001 par value, 250,000 shares authorized, 80,000
 and 80,000 shares issued and outstanding; liquidation preference of $10.00 per share                     80                   80
Common stock - $.001 par value;14,000,000 shares authorized;
12,063,437 and 11,328,764 shares issued                                                               12,063               11,329
Additional paid-in capital                                                                        50,979,457           50,712,481
Deficit                                                                                         (42,392,978)         (41,690,722)
Accumulated other comprehensive loss                                                                 (8,340)              (8,340)
Less treasury stock, at cost, 1,000 shares                                                           (5,000)              (5,000)
                                                                                             ----------------   -----------------
Total stockholders' equity                                                                         8,585,660            9,020,206
                                                                                             ----------------   -----------------
Total Liabilities and Stockholders' Equity                                                      $30,740,141           $31,440,090
                                                                                             ================   =================


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                                                    2008             2007

Net Sales                                                                                            $44,535,305      $38,481,250
                                                                                                     -----------      -----------
Cost of Sales
     Cost of product                                                                                  39,238,113       34,965,092
     Shipping and handling costs                                                                         830,323          514,219
                                                                                                     -----------      -----------
                                                                                                      40,068,436       35,479,311

   Gross Profit                                                                                        4,466,869        3,001,939

Operating expenses
   Selling, general and Administrative Expenses                                                        3,649,529        1,898,148
   Depreciation and amortization                                                                         302,456           11,288
                                                                                                     -----------      -----------
                                                                                                       3,951,985        1,909,436
                                                                                                     -----------      -----------

Operating Profit                                                                                         514,884        1,092,503

Other Income (expense)
  Interest Income                                                                                         62,741           79,664
  Other expense                                                                                                -            (242)
  Equity in earnings of investee                                                                         168,534          186,407
  Interest and financing expense                                                                     (1,169,550)      (1,103,310)
                                                                                                     -----------      -----------
                                                                                                       (938,275)        (837,481)
                                                                                                     -----------      -----------

(Loss) profit from continuing operations before income taxes                                           (423,391)          255,022

Income tax expense                                                                                        20,766           47,218
                                                                                                     -----------      -----------
(Loss) profit from continuing operatons                                                                (444,157)          207,804
                                                                                                     -----------      -----------

Discontinued operations
Loss from operations of discontinued components (including impairment loss of $200,367 in 2008)        (258,099)        (178,918)

Income tax expense                                                                                             -                -
                                                                                                     -----------      -----------
Loss from discontinued operations                                                                      (258,099)        (178,918)
                                                                                                     -----------      -----------
Net (loss) profit                                                                                      (702,256)           28,886

Dividend-Preferred Stock                                                                                 155,750          160,250
                                                                                                     -----------      -----------
Net (loss) attributable to common stockholder                                                          $(858,006)       $(131,364)
                                                                                                     ===========      ===========
Basic and diluted net (loss) profit per common share
  from continuing operations:                                                                          $  (0.05)     $       0.00
Basic and diluted net loss per common share
  from discontinued operations:                                                                        $  (0.02)     $      (0.02)
                                                                                                     -----------      -----------
                                                                                                       $  (0.07)     $      (0.02)
                                                                                                     -----------      -----------


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                            2008                 2007

Net Sales                                                             $    24,110,156      $    21,284,060
                                                                      ---------------      ---------------
Cost of Sales
     Cost of product                                                       21,267,375           19.267,045
     Shipping and handling costs                                              420,513              297,684
                                                                      ---------------      ---------------
                                                                           21,687,888           19,564,729

   Gross Profit                                                             2,422,268            1,719,331

Operating expenses
   Selling, general and Administrative Expenses                             1,980,692            1,014,372
   Depreciation and amortization                                              151,228                5,644
                                                                      ---------------      ---------------
                                                                            2,131,920            1,020,016
                                                                      ---------------      ---------------

Operating Profit                                                              290,348              699,315

Other Income (expense)
  Interest Income                                                              30,346               45,569
  Equity in earnings of investee                                               86,824               95,266
  Interest and financing expense                                            (572,809)            (517,252)
                                                                      ---------------      ---------------
                                                                            (455,639)            (376,417)
                                                                      ---------------      ---------------

(Loss) profit from continuing operations before income taxes                (165,291)              322,898

Income tax expense                                                                  -                  436
                                                                      ---------------      ---------------
(Loss) profit from continuing operatons                                     (165,291)              322,462
                                                                      ---------------      ---------------
Discontinued operations
Loss from operations of discontinued components                                     -             (82,658)

Income tax expense                                                                  -                    -
                                                                      ---------------      ---------------
Loss from discontinued operations                                                   -             (82,658)
                                                                      ---------------      ---------------
Net (loss) profit                                                           (165,291)              239,804

Dividend-Preferred Stock                                                       75,625               75,625
                                                                      ---------------      ---------------
Net (loss) profit attributable to common stockholder                  $     (240,916)       $      164,179
                                                                      ===============      ===============
Basic and diluted net (loss) profit per common share
  from continuing operations:                                          $       (0.02)        $        0.03
Basic and diluted net profit (loss) per common share
  from discontinued operations:                                        $        0.00         $       (0.01)
                                                                      ---------------      ---------------
                                                                       $       (0.02)        $        0.02
                                                                      ---------------      ---------------


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)


                                                                                2008                 2007
                                                                             -----------           ---------

Cash Flows From Operating Activities:
Net Profit (loss)                                                            $ (702,256)            $ 28,886
Adjustments to reconcile net (loss) profit to net cash
   (used in) provided by operating activities
   Depreciation and Amortization                                                302,456               11,288
   Amortization of financing cost                                                86,046               47,243
   Equity in earnings of investee                                              (168,534)            (186,407)
   Operating expenses paid with common stock                                    212,448              126,053
   Changes in Operating Assets and Liabilities:
   Net (increase) decrease in:
   Accounts receivable and other receivables                                 (2,429,129)             161,085
   Inventory                                                                    (12,352)          (3,284,240)
   Prepaid assets, related party note receivable and other assets             2,212,863               44,150
Net increase (decrease) in:
   Accounts payable, related party note payable, accrued
   expenses and other current liabilities                                      (435,908)           3,176,903
   Deferred Income                                                              554,689               (2,307)
   Net assets of discontinued operations                                         66,645              (72,642)
                                                                             -----------           ---------
   Net cash (used in) provided by operating activities                         (313,032)              50,012
                                                                             -----------           ---------
Cash Flows From Investing Activities:
Purchase of fixed assets                                                       (120,912)             (22,259)
Payments received on notes receivable                                           368,521              312,610
Issuance of notes receivable                                                    (33,250)             (15,350)
Investee dividend received                                                       29,800               28,800
Investment in investee                                                                -              (50,000)
                                                                             -----------           ---------
   Net cash provided by investing activities                                    244,159              253,801
                                                                             -----------           ---------
Cash Flows From Financing Activities:
Borrowings under line of credit                                                       -              375,751
Repayments under line of credit                                                       -           (6,025,679)
Proceeds from the issuance of notes payable                                     750,000            8,500,000
Repayments of notes payable                                                  (1,026,731)          (3,622,492)
Payment of dividends                                                           (155,750)            (160,250)
Proceeds from issuance of common stock                                           12,879                7,094
                                                                             -----------           ---------
Net cash (used in) financing activities                                        (419,602)            (925,576)
                                                                             -----------           ---------
Net  (decrease)  in cash                                                       (488,475)            (621,763)

Cash and cash equivalents, beginning of period                                  488,475              624,740
                                                                             -----------           ---------
Cash and cash equivalents, end of period                                            $ 0              $ 2,977
                                                                             ===========           =========


        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                                   2008                     2007

Supplemental disclosure of cash flow information:

Cash paid for interest                                                             $ 886,548                $ 673,776
                                                                                 ===========              ===========

Cash paid for income taxes                                                         $  20,776                $  47,218
                                                                                 ===========              ===========
Supplement   disclosures  of  non-cash  operating,   investing  and
financing activities:

Debt conversion to common stock                                                    $ 150,743                $ 543,333
                                                                                  ==========               ==========
Common Stock issued for services                                                   $ 212,448                $ 126,053
                                                                                  ==========               ==========
Common Stock issued for financing cost                                                     -                 $ 978,250
                                                                                  ==========               ==========


     On April 14, 2008, the Company entered in an agreement to sell the cigar segment of the business. The sale price consisted of a cash down payment of $50,000 and a $350,000 promissory note, with principal and interest at a rate of 5%.

        The accompanying notes are an integral part of these statements.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2008 AND 2007

                                   (Unaudited)

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the six months ended June 30, 2008 and 2007, the consolidated statement of operations for the three months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for six months ended June 30, 2008 and 2007, have been prepared by Synergy Brands, Inc. ("Synergy" or the "Company") without audit. The balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 (and for all other periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the respective full years.

NOTE B - ADVERTISING EXPENSE

The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs were approximately $23,000 and $75,000 for the six months ended June 30, 2008 and 2007, respectively, and $10,000 and $58,500 for the three months ended June 30, 2008 and 2007, respectively.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2008 AND 2007

                                   (Unaudited)

NOTE C - VENDOR ALLOWANCES

The Company accounts for vendor allowances under the provisions of EITF No. 02-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor". The Company recognizes vendor allowances at the date goods are purchased and recorded under fixed and determined arrangements. The Company receives allowances and credits from suppliers for volume incentives, promotional allowances and, to a lesser extent, new product introductions, which are typically based on contractual arrangements covering a period of one year or less. Volume incentives and promotional allowances earned based on quantities purchased and new product allowances are recognized as a reduction to the cost of purchased inventory and recognized when the related inventory is sold. Promotional allowances that are based on the sell-through of products are recognized as a reduction of cost of sales when the products are sold for which the promotional allowances are given. For the six months ended June 30, 2008, the Company recognized $2,534,785 in vendor allowances that met the criteria for being fixed and determinable. Vendor allowances included in other receivables in the accompanying consolidated balance sheet aggregated $6,316,349 at June 30, 2008 and $5,038,607 at December 31, 2007.

NOTE D - INVENTORY

Inventory, consisting of goods held for sale, as of June 30, 2008 consisted of the following:

Grocery, general merchandise and health and beauty products      $  2,568,201
Raw Materials                                                         427,921
                                                                -------------
                                                                 $  2,996,122
                                                                =============

NOTE E  - NOTE RECEIVABLE

In December 2004, the Company sold accounts receivable for $2,200,000. This promissory note, which is secured by the accounts receivable, requires monthly payments of principal and interest at 4% for seven years, beginning in January 2005. The balance of the note receivable at June 30, 2008 was $1,181,243.

In October 2005 SYBR.com Inc., a wholly owned subsidiary of the Company, invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The investment consists of a five year 8% Note (ITT Note), and 200,000 warrants exercisable into 200,000 common shares of ITT stock at $5.00 per share (ITT Warrants). The Company financed this investment with a $1 million fully recourse note with a major Shareholder under the same terms and conditions as the ITT Note and assigned to such shareholder the ITT Warrants. As consideration for the financing, the Company has retained the benefit to be derived from 100,000 of the warrants received from ITT. In relation to the ITT warrants, Company has recorded deferred income of $127,000. At June 30, 2008, the Company recognized $47,625 of the deferred income. As part of the Company's agreement, the Company has paid $571,429 on the note payable. The outstanding balance of the note payable at June 30, 2008 was $428,571.

On April 14, 2008, the Company entered in an agreement to sell the cigar segment of the business. The sale price consisted of a cash down payment of $50,000 and a $350,000 promissory note with principal and interest payments at a rate of 5%. The balance of the note receivable at June 30, 2008 was $350,000.

Note receivable from other parties, originating in the normal course of business, approximated $67,084 at June 30, 2008.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2008 AND 2007

                                   (Unaudited)

NOTE F - INVESTMENT

The Company holds a 20% interest in an investee ("Interline Travel and Tours or ITT"). The Company accounts for this investment under the equity method. The Company recorded equity in the net earnings of investee of $168,534 and $186,407 during the six months ended June 30, 2008 and June 30, 2007, respectively. At June 30, 2008, the investment in ITT is $1,077,911 as included in "Other Assets" on the accompanying balance sheet.

Summarized results of operations of this investee for the six months ended June 30, 2008 and 2007 is as follows:

                                               2008               2007

    Revenues                             $ 21,434,000         $ 18,149,000
    Total expenses                        (20,189,000)         (16,882,000)
    Other income                               63,500              110,000
                                         -------------        -------------
    Income before income taxes              1,308,500            1,377,000

    Income tax expense                       (466,000)            (485,000)
                                         -------------        -------------
    Net income                            $   842,500         $    892,000
                                         =============        =============

NOTE G - NOTES PAYABLE

The Company financed a series of secured notes with certain shareholders of ITT since 2004. In February 2008, $119,800 of the outstanding debt was converted. The outstanding balance as of June 30, 2008 was $730,200, which matures in January 2009.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2008 AND 2007

                                   (Unaudited)

NOTE G (continued)

In January 2005, the Company entered into a promissory note with a major regional bank for $1,000,000, which was increased to $1,500,000 in September 2007. Borrowing under the note bears interest at prime minus .5% (4.50% at June 30, 2008). The Company is not required to repay any principal until the maturity date of the note, June 1, 2009. As security for the note, a pledge agreement was entered by a certain Shareholder of ITT. Borrowings at June 30, 2008 were $377,850.

In October 2005, the Company invested $1 million in a Private Placement of Senior Subordinated Debentures issued by ITT. The Company financed this investment with a $1 million fully recourse 5 year, 8% note with a major shareholder. The outstanding balance of the note at June 30, 2008 was $428,571.

The Company financed a series of secured Notes with Laurus Master Funds (LMF). The remaining note was originally issued in the amount of $1.75 million on March 14, 2006 with a fixed rate of 10%. The note has a three year term. The balance of the note at June 30, 2008, net of discount approximated $992,485.

On April 15, 2007, Synergy Brands Inc. completed a $8.0 million secured financing with a major shareholder and a director for its main operating subsidiary PHS Group Inc. The financing consisted of long term notes to be amortized over a 5 year period, with a balloon payment of $4,000,000 in January 2012 at an interest rate of 11.75%. The agreement further involved a securities purchase agreement, under which there was issued 1,075,000 common shares of Synergy Brands issued to this shareholder as a financing cost and all warrants beneficially owned by this shareholder were retired. The Company repaid $1,044,629 of this debt at June 30, 2008. At June 30, 2008, the outstanding balance was approximately $6,955,371.

The Company financed an asset acquisition through the issuance by QFB of two 9% secured loan in the principal amount of $4,750,000 that matures on May 18, 2012, with principal payment that began December 1, 2007. In addition, in December 2007, the Company issued 480,000 shares valued at $393,600. The relative fair value of these shares is being charged to operations as additional interest over the term of the loan. Total repayments at June 30, 2008 were $110,000. The balance of the notes net of discount approximated $4,290,956 at June 30, 2008.

In July 2007, the Company secured $1,500,000 from shareholders of short term financing bearing interest at 8% that matures on October 1, 2008. The balance of the notes at June 30, 2008, was $1,464,454. In the first quarter of 2008 the Company secured $800,000 bearing interest at 15%, from shareholders of short term financing which matures on October 31, 2008.

NOTE H - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2008, the Company issued 734,673 shares of common stock in connection with financing, the sale of securities, conversions of debt to equity, services and dividends in connection with Class B Preferred Stock valued at $266,976.

                       SYNERGY BRANDS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2008 AND 2007

                                   (Unaudited)


NOTE I - NET INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share is calculated by dividing the net loss applicable to common stock by the weighted-average number of common shares outstanding during each period. Incremental shares from assumed exercises of stock options, warrants and convertible debt and equity securities of 1,087,177 and 536,666 for the six months ended June 30, 2008 and 2007, and for the three months ended June 30, 2008 respectively, have been excluded from the calculation of diluted loss per share since their effect would be antidilutive.



                                                                      Six Months ended June 30,

                                                                    2008                           2007
                                                                  -------------               -------------
           Net loss applicable to common stockholder              $  (858,006)                  $ (131,364)
                                                                  =============               =============
          Weighted-average number of shares basic
              and diluted EPS                                      11,741,736                    8,015,482
                                                                  =============               =============


                                                                       Three Months ended June 30,

                                                                       2008                           2007
                                                                  -------------               -------------
           Net profit (loss) applicable to common stockholder      $ (240,916)                  $  164,179
                                                                  =============               =============
          Weighted-average number of shares basic                  11,960,446                    8,410,401
                                                                  =============               =============
           Weighted-average number of shares diluted               11,960,446                    8,947,067
                                                                  =============               =============



                       SYNERGY BRANDS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2008 AND 2007

                                   (Unaudited)

J - DISCONTINUED OPERATIONS

In December 2006, the Company instituted a plan to discontinue the Pro-Set segment. In the first quarter of 2008 the Company instituted a plan to sell the Company's cigar segment. Accordingly, the operating results of Pro-Set and the cigar segment have been presented as discontinued operations. Net assets and liabilities to be disposed of or liquidated, at their book value after recording a loss on the impairment of the cigar segment of $200,367, have been separately classified in the accompanying balance sheets at June 30, 2008 and June 30, 2007 and statement of cash flows.

Summarized financial information of the Proset and GRC segment as discontinued operations for each of the periods ended is as follows:

                                                          Six Months Ended


                                                June 30, 2008     June 30, 2007
                                                -------------    --------------
Net Sales                                           $289,059         $ 935,723

Cost of sales
Cost of product                                     157,814           603,671
Shipping and handling costs                          22,727            43,471
                                                -------------    --------------
                                                    180,541           647,142

 Gross Profit                                       108,518            288,581

Operating expenses:
  General and administrative                        161,120           391,926
  Depreciation and amortization                       5,136            75,573
                                                -------------    --------------
                                                    166,256           467,499

 Operating loss                                    (57,738)          (178,918)

Other Income (expenses):
  Loss on disposal                                (200,367)                 -
  Other income (expenses)                                6                  -
                                                -------------    --------------
                                                  (200,361)                 -
                                                -------------    --------------
Net loss before income taxes                       (258,099)         (178,918)

Income tax expense                                        -                 -
                                                -------------    --------------
Net loss from discontinued operations           $  (258,099)        $(178,918)
                                                =============    ==============

                       SYNERGY BRANDS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2008 AND 2007

                                   (Unaudited)

NOTE J(continued)

                                                     Three Months Ended


                                              June 30, 2008      June 30, 2007
                                              -------------     --------------
Net Sales                                                -         $ 513,795

Cost of sales
Cost of product                                          -          334,839
Shipping and handling costs                              -           23,778
                                              -------------     --------------
                                                         -          358,617
                                              -------------     --------------
 Gross Profit                                                        155,178

Operating expenses:
  General and administrative                             -          201,377
  Depreciation and amortization                          -           36,459
                                              -------------     --------------
                                                         -          237,836

 Operating loss                                          -          (82,658)

Net loss before income taxes                             -          (82,658)

Income tax expense                                       -                -
                                              -------------     --------------
Net loss from discontinued operations                    -     $    (82,658)
                                              =============     ==============

                       SYNERGY BRANDS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             JUNE 30, 2008 AND 2007

                                   (Unaudited)

NOTE J (continued)

                                      June 30, 2008       Dec. 31, 2007
                                      -------------      --------------
ASSETS:
CURRET ASSETS:

CASH AND CASH EQUIVALENTS                 $ -               $ 13,277
ACCOUNTS RECEIVABLE TRADE, NET              -                202,514
INVENTORY                                   -                541,865
PROPERTY AND EQUIPMENT, NET                 -                 71,122
OTHER ASSETS                                -                 20,000
                                      -------------      --------------
TOTAL ASSETS                              $ -              $ 848,778
                                      =============      ==============
LIABILITIES:
ACCOUNTS PAYABLE                          $ -              $ 181,766
                                      -------------      --------------
TOTAL LIABILITIES                         $ -              $ 181,766
                                      =============      ==============

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE L - SUBSEQUENT EVENTS

On July 24, 2008, the Company received a NASDAQ staff letter indicating that the Company fails presently to comply with the minimum bid price requirements because for 180 consecutive business days since the last letter received from NASDAQ, the bid price of the Company's common stock has closed below the $1.00 per share requirement. The Company has been granted a stay to September 4, 2008.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION
                                    OVERVIEW

The core operations of Synergy Brands include the baking mix manufacturing operation in Michigan, operated by Quality Food Brands, which is owned by PHS Group and the grocery and HBA business located in NY. The Company's spice business, is also nationally distributed through its Michigan facilities and manufactured for PHS group through a co-packing arrangement in China. The Company's packaged meal business is also distributed through the Company's Michigan distribution center and manufactured under a co-packing arrangement in North Dakota. The Company expanded its Michigan operations to 110,000 square feet in two facilities located in Monroe, Michigan. The Company combines the distribution of nationally recognized brands together with private label brands and proprietary products.

In addition  to its  Michigan  operations,  the  Company  continues  to grow its wholesaling business in New York. The Company believes that it is one of the largest independent wholesalers for P&G products based in the Long Island region of New York and continues to grow and expand its distribution of other nationally branded products, which include Clorox, Kimberley Clark, and Smuckers, among others, in the northeastern region of the United States. The Company's wholesaling focus is the distribution of nationally recognized consumer products in large quantities through retail and wholesale based promotional programs. Key products distributed by the Company include Bounty, Tide, Folgers, Gillette, Pringles, Clorox, Scott and Duracell. The Company limits its distribution to about 1,000 nationally recognized brands and uses its logistical advantages to streamline its costs to its customers. The Company is creating a logistical corridor between its New York and Michigan operations that has allowed for efficient distribution that offsets shipping and warehousing costs. In addition, the Company's New York operation began distributing the products that are directly manufactured by the Company in Michigan to its customers in the New York region. Leveraging upon its newly formulated operating structure is critical to the Company's efficiency and profitability and the benefits of this synergy can clearly be seen through expanding operating margins.

The Company believes that as it expands its Michigan operation, and especially as it builds traction in its manufactured goods, it may add franchise value to labels and trademarks that the Company owns. The Company currently manufactures baking mixes under the "Rich & Moist" "Rich & Fluffy", "Country Value", "County Fare", "Merit Selection": and "County Pride" labels. It manufactures spices under the "Loretta" and "Gourmet Select" labels. It further manufactures packaged meals under the "Loretta" label. The Company believes that it is well positioned to expand its operations with the infrastructure that it has developed over the past few years in the United States and Canada as well as to enter into licensing arrangements in other parts of the world.

PHS GROUP AND QUALITY FOOD BRANDS (GROCERY & HBA OPERATIONS)

PHS Group distributes Grocery and HBA products to retailers and wholesalers predominately in the United States. PHS's core sales base remains the distribution of nationally branded consumer products in the grocery and health and beauty (HBA) sectors. PHS has positioned itself as a distributor for major manufacturers as opposed to a full line wholesaler. A full line wholesaler has the responsibility of servicing the entire needs of a retail operation, whereas a distributor caters to specific merchandising categories. As a result, PHS is able to better plan for the needs of its specific customers and at the same time benefits the manufacturer as the direct supply source and in turn increase sales to its customers at optimized pricing through this unique strategy. PHS concentrates on what it perceives to be faster moving promotional items such as:
Tide, Bounty, Duracell, Folgers, Crest, Clorox bleach, Scott tissues, Marcal tissues among many others, and uses promotions, logistics and distribution savings to streamline and reduce its sale prices and increase gross profit thereby.

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

    CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008
               AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007.

                                                                OPERATING                       OPERATING AND
                                                                 SEGMENT                     CORPORATE SEGMENTS

SIX MONTHS ENDED 6/30/08
Revenue                                                             $44,535,305             $44,535,305         15.73%
Gross Profit                                                          4,466,869               4,466,869         48.80%
SG&A                                                                  2,681,351               3,649,529         92.27%
Operating Profit                                                      1,487,108                 514,884        -52.87%
Net Profit (loss) from continuing operations
  attributable to common shareholders                                   564,807               (599,907)      -1361.53%
Per share continuing operations                                            0.05                  (0.05)
Non Cash Charges                                                                              1,087,378        195.06%
Net Profit (loss)before non-cash charges
attributable to shareholders                                                                    487,471         17.16%
Per share                                                                                          0.04
Net loss from discontinued
 operations                                                                                   (258,099)         44.26%
Per share discontinued operations                                                                (0.02)
Net profit (loss) attributable
 to shareholders                                                                              (858,006)        553.15%
Net profit (loss) per common share                                                               (0.07)
Interest and financing expense                                          916,473               1,169,550          6.00%
   Non Cash Charges *
    Depreciation & Amortization                                                                 302,456
    Operating non-cash charges                                                                   476,307
    Financing charges                                                                           308,615
                                                                                       -----------------
   Total                                                                                      1,087,378
   SIX MONTHS ENDED 6/30/07
Revenue                                                             $38,481,250             $38,481,250
Gross Profit                                                          3,001,939               3,001,939
SG&A                                                                  1,259,479               1,898,148
Operating Profit                                                      1,735,218               1,092,503
Net Profit (loss) from continuing operations
  attributable to common shareholders                                   964,028                  47,554
Per share continuing operations                                            0.11                    0.00
Non Cash Charges                                                                                368,525
Net Profit (loss)before non-cash charges
 attributable to shareholders                                                                   416,079
Per share                                                                                          0.05
Net loss from discountinued operations                                                        (178,918)
Per share discontinued operations                                                                (0.02)
Net loss attributable
 to shareholders                                                                              (131,364)
Net loss per common share                                                                        (0.02)
Interest and financing expense                                          768,063               1,103,310
   Non Cash Charges *
    Depreciation & Amortization                                                                  11,288
    Operating non-cash charges                                                                  126,053
    Financing charges                                                                           231,184
                                                                                       -----------------
   Total                                                                                        368,525
* Management  believes  such non-GAAP  financial  presentation  better  reflects fundamential  business  performance for the Quarter,  but such non-GAAP measures should be viewed in addition to, and not as an  alternative  for, the  Company's results prepared and presented in accodrance with GAAP.

Synergy Brands

The Company reported its first combined results of operations as a pure Grocery Manufacturer and Distributor for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Synergy Brands Inc. operates as a holding Company, which owns PHS Group and its related grocery businesses (QFB), as well as the 20% stake it owns in Interline Travel and Tours (aka PERX). In addition, Synergy Brands continues to report the disposition of its discontinued operations. Revenues increased by 16% to $44,535,305 for the six months ended June 30, 2008 while gross profit increased by 49% to $4,466,869 for the six months ended June 30, 2008 as compared to the same comparable period in 2007. The increase of sales is directly attributable to the Michigan operation, which nearly doubled from the prior period, as well as an increase in sales in Canada. SG&A increased by 92% to $3,649,529 for the six months ended June 30, 2008 as compared to the same comparable period in 2007. It is important to note that in the first six months of 2007, the Company co-packed its production in Michigan, while in the first six months of 2008, the Company directly manufactured its goods in Michigan. The manufacturing process as well as increased costs contributed to the increase in SG&A on a comparable basis. Net loss from continuing operations increased to $599,907 for the six month ended June 30, 2008 as compared to a profit of $47,554 in the comparable period in 2007. The increase in loss is directly related to an increase of non-cash charges such as depreciation & amortization of the Michigan facilities and associated non-cash financing and operating charges which did not exist in the comparable period in 2007. The Company further expanded its Michigan operations by adding packaging lines, increasing its space by 60,000 square feet and creating a distribution center for its products. Costs associated with this expansion were also charged in the first six months of 2008.

Corporate Expenses:

The Company's allocation to corporate expenses increased by 51% to $968,178 for the six months ended June 30, 2008 as compared to $585,241 for the six months ended June 30, 2007. Corporate expenses represent 27% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $3.6 million in for the six months ended June 30, 2008. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                      PHS Group        CHANGE
SIX MONTHS ENDED 6/30/08
Revenue                                              44,535,305        15.73%
Gross Profit                                          4,466,869        48.80%
SG&A                                                  2,681,351       112.89%
Operating Profit                                      1,487,108       -14.30%
Net Profit                                              564,807       -41.41%
Interest and financing expenses                         916,473        19.32%

SIX MONTHS ENDED 6/30/07
Revenue                                              38,481,250
Gross Profit                                          3,001,939
SG&A                                                  1,259,479
Operating Profit                                      1,735,218
Net Profit                                              964,028
Interest and financing expenses                         768,063

PHS increased its revenues by 16% to $44.5 million for six months ended June 30, 2008 as compared to $38.4 million for the six months ended June 30, 2007. The increase in PHS business is attributable to additional vendors and customers, a growing private label and Company label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains, as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 7.8% to 10.0%. PHS has been able to maintain its sales and customer base while increasing gross profit by 49%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufacturer promotions to achieve its targeted results. Any material changes in manufacturer promotional rebate policies may have an adverse effect on PHS's cost of goods. Continuing the development of private label grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS as well as designing brands labels controlled by PHS. Net profit was $564,807 for the six months ended June 30, 2008 as compared to a profit of $964,028 for the six months ended June 30, 2007. The decrease in profit is attributable to higher non cash charges such as depreciation and amortization in connection with the acquisition of QFB which did not operate in the comparable period. Profit for PHS would have increased before the non cash charges that were attributable to the acquisition of QFB.

DISCONTINUED OPERATIONS

In December 2006, the Company instituted a plan to discontinue its Pro-Set segment. In the second quarter of 2008, the Company sold its cigar segment. Accordingly, the results of Pro-Set, and the cigar segment have been presented as discontinued operations. The Company recorded a charge of $200,367 on the disposal of the cigar segment at March 31, 2008.

The table below summarizes the historical financial operations of Proset and GRC segment for the periods being discussed.

                                               Six Months Ended Six Months Ended
                                               June 30, 2008      June 30, 2007
                                               -------------     --------------
         Net Sales                                 $289,059          $935,723

         Cost of sales
         Cost of product                            157,814           603,671
         Shipping and handling costs                 22,727            43,471
                                               -------------     --------------
                                                    180,541           647,142

          Gross Profit                              108,518           288,581

         Operating expenses:
           General and administrative               161,120           391,926
           Depreciation and amortization              5,136            75,573
                                               -------------     --------------
                                                    166,256           467,499

          Operating loss                           (57,738)         (178,918)

         Other Income (expenses):
           Loss on disposal                       (200,367)                 -
           Other income (expenses)                        6                 -
                                               -------------     --------------
                                                  (200,361)                 -

         Net loss before income taxes             (258,099)         (178,918)

         Income tax expense                               -                 -
                                               -------------     --------------
         Net loss from discontinued operations    $(258,099)        $(178,918)

   CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008
              AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.


                                                           SEGMENT                            CORPORATE SEGMENTS

THREE MONTHS ENDED 6/30/08
Revenue                                                        $24,110,156                    $24,110,156         13.28%
Gross Profit                                                     2,422,268                      2,422,268         40.88%
SG&A                                                             1,395,451                      1,980,692         95.26%
Operating Profit                                                   877,612                        290,348        -58.48%
Net Profit (loss) from continuing operations
  attributable to common shareholders                              428,682                      (240,916)        197.60%
Per share continuing operations                                       0.04                         (0.02)
Non Cash Charges                                                                                  595,184        200.06%
Net Profit (loss)before non-cash charges
 attributable to shareholders                                                                     354,268        -20.42%
Per share                                                                                            0.03
Net profit (loss) attributable
 to shareholders                                                                                (240,916)        246.74%
Net profit (loss) per common share                                                                 (0.02)
Interest and financing expense                                     448,930                        572,809         10.74%

   Non Cash Charges *
    Depreciation & Amortization                                                                   151,228
    Operating non-cash charges                                                                    289,550
    Financing charges                                                                             154,406
                                                                                       -------------------
   Total                                                                                          595,184

   THREE MONTHS ENDED 6/30/07
Revenue                                                        $21,284,060                    $21,284,060
Gross Profit                                                     1,719,331                      1,719,331
SG&A                                                               645,272                      1,014,372
Operating Profit                                                 1,070,438                        699,315
Net Profit (loss) from continuing operations
  attributable to common shareholders                              711,280                        246,837
Per share continuing operations                                       0.08                           0.03
Non Cash Charges                                                                                  198,358
Net Profit (loss)before non-cash charges
 attributable to shareholders                                                                     445,195
Per share                                                                                            0.05
Net loss from discontinued
 operations                                                                                      (82,658)
Per share discontinued operations                                                                  (0.01)
Net profit (loss) attributable
 to shareholders                                                                                  164,179
Net loss per common share                                                                            0.02
Interest and financing expense                                     359,158                        517,252

   Non Cash Charges *
    Depreciation & Amortization                                                                     5,644
    Operating non-cash charges                                                                     85,083
    Financing charges                                                                             107,631
                                                                                       -------------------
   Total                                                                                          198,358
* Management  believes  such non-GAAP  financial  presentation  better  reflects fundamential  business  performance for the Quarter,  but such non-GAAP measures should be viewed in addition to, and not as an  alternative  for, the  Company's results prepared and presented in accodrance with GAAP.

Synergy Brands

Synergy Brands Inc. operates as a holding Company, which owns PHS Group and its related grocery businesses (QFB), as well as the 20% stake it owns in Interline Travel and Tours (aka PERX). In addition, Synergy Brands continues to report the disposition of its discontinued operations. Revenues increased by 13% to $24,110,156 for the three months ended June 30, 2008 while gross profit increased by 41% to $2,422,268 for the three months ended June 30, 2008 as compared to the same comparable period in 2007. The increase of sales is directly attributable to the Michigan operation, which nearly doubled from the prior period, as well as an increase in sales in Canada. SG&A increase by 95% to $1,980,692 for the three months ended June 30, 2008 as compared to the same comparable period in 2007. It is important to note that in the second quarter of 2007, the Company co-packed its production in Michigan, while in the second quarter of 2008, the Company directly manufactured its goods in Michigan. The manufacturing process as well as increased costs contributed to the increase in SG&A on a comparable basis. Net loss from continuing operations increased to $240,916 for the three month ended June 30, 2008 as compared to a profit of $246,837 in the comparable period in 2007. The increase in loss is directly related to an increase of non-cash charges and corporate expenses related to additionally required regulatory filings. The Company further expanded its Michigan operations by adding packaging lines, increasing its space by 60,000 square feet and creating a distribution center for its products. Costs associated with this expansion were charged in 2008.

Corporate Expenses:

The Company's allocation to corporate expenses increased by 59% to $585,241 for the three months ended June 30, 2008 as compared to $369,100 for the three months ended June 30, 2007. Corporate expenses represent 30% of overall operating expense of the Company. Operating expenses for all operations including corporate expenses totaled $2.0 million in the three months ended June 30, 2008. Corporate expenses reflected the charges needed to operate the public corporation, Synergy Brands Inc. These included all the regulatory costs, board fees, governance fees, legal and accounting expenses and employees that oversee the operations of the Company's assets.

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

PHS SEGMENT INFORMATION OF OPERATING BUSINESSES

                                                 PHS Group          CHANGE
THREE MONTHS ENDED 6/30/08
Revenue                                           24,110,156        13.28%
Gross Profit                                       2,422,268        40.88%
SG&A                                               1,395,451       116.26%
Operating Profit                                     877,612       -18.01%
Net Profit                                           428,682       -39.73%
Interest and financing expenses                      448,930        25.00%

THREE MONTHS ENDED 6/30/07
Revenue                                           21,284,060
Gross Profit                                       1,719,331
SG&A                                                 645,272
Operating Profit                                   1,070,438
Net Profit                                           711,280
Interest and financing expenses                      359,158

PHS increased its revenues by 13% to $24.1 million for three months ended June 30, 2008 as compared to $21.2 million for the three months ended June 30, 2007. The increase in PHS business is attributable to additional vendors and customers, a growing private label and Company label grocery program designed to sell proprietary products, more specifically in the baking mix and spice market, to national chains in the United States and Canada, and organic growth in sales to its customers in the Northeastern section of the United States. PHS increased its gross profit by increasing Direct Store Delivery sales, developing a private label market to national chains, as well as focusing on promotional merchandise offered by its vendors. The overall gross profit percentage increased from 8.1% to 10.0%. PHS has been able to maintain its sales and customer base while increasing gross profit by 41%. This has been achieved through its wholesale operations by generating incremental retail sales as opposed to lower margin wholesale revenues. Additionally, PHS has taken advantage of promotional rebates, which further enables its cost of foods to be reduced. PHS plans to continue this approach, but it does rely on manufacturer promotions to achieve its targeted results. Any material changes in manufacturer promotional rebate policies may have an adverse effect on PHS's cost of goods. Continuing the development of private label grocery products produced for the benefit of PHS customers is another objective currently being developed and executed by PHS as well as designing brands labels controlled by PHS. Net profit was $428,682 for the three months ended June 30, 2008 as compared to a profit of $711,280 for the three months ended June 30, 2007. The decrease in profit is attributable to higher non cash charges such as depreciation and amortization in connection with the acquisition of QFB which did not operate in the comparable period. Profit for PHS would have increased before the non cash charges that were attributable to the acquisition of QFB.

DISCONTINUED OPERATIONS

In December 2006, the Company instituted a plan to discontinue its Pro-Set segment. In the second quarter of 2008, the Company sold its cigar segment. Accordingly, the results of Pro-Set, and the cigar segment have been presented as discontinued operations.

The table below summarizes the historical financial operations of Proset and GRC segment for the periods being discussed.


                                               Three Months Ended         Three Months Ended
                                                  June 30, 2008              June 30, 2007
                                                -----------------          -----------------
         Net Sales                                        -                  $513,795

         Cost of sales
         Cost of product                                  -                   334,839
         Shipping and handling costs                      -                    23,778
                                                -----------------          -----------------
                                                          -                   358,617

          Gross Profit                                    -                   155,178

         Operating expenses:
           General and administrative                     -                   201,377
           Depreciation and amortization                  -                    36,459
                                                -----------------          -----------------
                                                          -                   237,836

          Operating loss                                  -                  (82,658)

         Net loss before income taxes                     -                  (82,658)

         Income tax expense                               -                         -
                                                -----------------          -----------------
         Net loss from discontinued
         operations                                       -                 $(82,658)
                                                -----------------          -----------------


                         LIQUIDITY AND CAPITAL RESOURCES


June 30,                                                  2008             2007

Working Capital                                       $  4,726,799      $ 6,744,693
Assets                                                  30,740,141       28,652,403
Liabilities                                             22,154,481       21,405,837
Equity                                                   8,585,660
                                                                          7,246,466
Receivable turnover (days)                                      13               17
Inventory Turnover (days)                                       12               24
Net cash (used in) provided by operating activies        (313,032)           50,012
Net cash provided by investing activites                   244,159          253,801
Net cash (used in) financing activites                   (419,602)        (925,576)


The Company's working capital decreased by $2 million at June 30, 2008 to $4.7 million due to a combination of several factors including amortization of debt and the purchase of the baking mix plant. Liquidity for the Company predominately involves the need to finance accounts receivables, inventory, and fixed costs. The cash flow realized from the Company's gross profit has been sufficient to cover the Company's operating expenses. However, the Company relies on debt and equity financing in order to support the interest that it pays in support of financing its receivables and inventory. The Company historically has not been able to date to completely support its financing costs solely from operations and has relied on equity and debt financing to bridge the gap. The Company generated a net loss attributable to Common Shareholders of approximately $858,000 for the six months ended June 30, 2008. Financing costs totaled $1,169,550 and non-cash charges totaled approximately $1,087,000 for the period. Reductions in certain financing expenses through equity conversions and debt repayments through operating or capital transactions have been and should continue to be beneficial to the Company's performance.

The capital resources that were utilized by the Company consisted of $10.6 million in long-term notes, $5.4 million in short term notes and $3.65 million of non-redeemable preferred stock, as of June 30, 2008. The Company's objectives are to reduce its debt through the issuance of equity, cash flow from operation, dispositions of assets as well as refinancing its current obligations at lower rates. In 2007, the Company refinanced its $6 million dollar senior line of credit with a $8.0 million 10 year term facility and materially reduced its interest rate to 11.75%. However, there is no assurance that the Company will be able to achieve its stated objectives.

The Company's liquidity relies in material part on the turnover of it inventory and accounts receivable. The Company turns its receivables on average every 13 days and the Company has turned its overall inventory on average approximately every 12 days. The Company believes that its collection procedures and procurement policies are consistent with industry standards. However, 26% of the Company's assets consist of trade receivables and inventory. The Company must maintain a strict policy on insuring collections of receivables and adequate procurement based upon customer demands to optimize its profit potential. The Company's sales are reliant in significant part on extending credit that ranges from 10 to 60 days. As a result, the Company must have financing facilities that will continue to allow the Company to procure inventory and extend accounts receivable credits. The Company has strict credit policies and reviews; however credit extensions may pose material financial risks to the Company. In addition the Company relies on performance incentives from its manufacturers that are based upon sales. Provided the Company maintains its performance standards with the manufacturers with whom it contracts for procurement of goods its estimates of incentives that are due should remain accurate. However, if the respective manufacturer changes their policies or the Company does not meet the manufacturer standards, incentives may be reduced and may cause a material problem for the company.

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

Expected interest payments on notes payable for the period ended June 30, 2008, are as follows:

06/30/09          06/30/10          06/30/11         06/30/12          Total
$610,000          $163,000          $217,000         $740,000      $1,730,000

Principal repayments on notes payable for the period ended June 30, are as follows:

06/30/09                   $ 5,793,000
06/30/10                   $ 1,553,000
06/30/11                   $ 2,071,000
06/30/12                   $ 7,058,000
                           -----------
                           $16,475,000
Discounts and rounding     $  (435,115)
                           -----------
Total                      $16,039,885
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

VALUATION OF DEFERRED TAX ASSETS.

Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized. At June 30, 2008, the Company has established a full valuation allowance.

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

INFLATION

The Company believes that inflation, under certain circumstances, could be beneficial to the Company's major business, PHS Group. When inflationary pressures drive product costs up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures. However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits. However, inflation increases prices which maybe a natural hedge to an increase in interest in the Company's consumer business. However, in certain times rising prices may cause a decline in sales that would result in a reduced operating profit. Because of the Company's entry into the baking mix market, spice business and packaged meals it relies on commodities such as wheat, corn, flour and sugar. In addition, rise in fuel prices causes additional freight and shipping costs. Inflationary trends in these commodities may cause price increases as well as supply problems. The
Company believes it has adequate systems in place to insure supply, but inflationary trends may make the Company's products less attractive to its customers.

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

 Management's Annual Report on Internal Control Over Financial Reporting

The financial statements, financial analyses and all other information included in this Quarterly Report on Form 10-Q were prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP.

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

Management assessed the design and effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on management's assessment using this framework, it believes that, as of June 30, 2008, the Company's internal control over financial reporting is effective.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended June 30, 2008, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Further, there were no significant changes in the internal controls or in other factors that significantly affected these controls, during the period ended June 30, 2008, the date of the conclusion of the evaluation of disclosure controls and procedures.

Part II - OTHER INFORMATION

Item 1A - Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" in our 2007 Form 10-K for the fiscal year ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
           None

Item 4 - Submission of Matters to a Vote of Security Holders


(a) Election of the Company's board of directors, wherein the following person's were elected, such persons being all of the same persons acting as directors, except for Randall J. Perry who did not seek re-election, the Company having reduced its board to five members.

                                     For              Withheld

1.       Mair Faibish               7,339,268       124,278
2.       Frank Bellis, Jr.          7,386,128        87,418
3.       Lloyd Miller               7,385,201        88,345
4.       Joel Sebastion             7,385,983        87,563
5.       Bill Rancic                7,379,178       103,368

(b)      To elect auditors,
         Where Holtz Rubenstein Reminick, LLP was elected for December 31, 2008
                                    For               Against           Abstain
                                    6,906,559         19,982            336,428

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

     On April 19, 2008 the Company entered into an agreement to sell its ownership in Gran Reserve Corporation ("GRC"). The purchase price was $400,000 of which $350,000 thereof is being financed by a promissory, note, with a five year term at an annual interest rate 5%.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Synergy Brands, Inc.


                                        /s/ Mair Faibish
                                        ----------------
                                        By:  Mair Faibish
                                        Chief Executive Officer

Date:  August 14, 2008
----------------------


                                         /s/  Mitchell Gerstein
                                         ----------------------
                                         By:  Mitchell Gerstein
                                         Chief Financial Officer


Date:  August 14, 2008
----------------------
                                       31

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

Date: August 14, 2008

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

Date: August 14, 2008

/s/ Mitchell Gerstein
Mitchell Gerstein, Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer of Synergy Brands Inc., (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2008 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2008

/s/ Mair Faibish
----------------
Mair Faibish, Chief Executive Officer

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to 18 U.S.C.  Section  1350  (adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002), I, the undersigned Chief Financial Officer of Synergy Brands, Inc. (the "Company"), hereby certify that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2008 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2008

/s/ Mitchell Gerstein
---------------------
Mitchell Gerstein, Chief Financial Officer